Form 10QSB
period 1996-09-30
XPLORER S A
filed 1997-01-15
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

              Nevada                                            88-0199674
------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                            Identification Number

4750 Kelso Creek Road, Weldon, CA                                 93283
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                    Phone: (619) 378-3936 Fax: (619) 378-1066
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                    Gerant Industries, Inc. - March 31, 1997
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the
        Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of September 30, 1996, there were 16,682,656 shares of common stock ($0.0001 par value) issued and outstanding.

             Total sequentially numbered pages in this document: 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                  Xplorer, S.A.
                                  Balance Sheet
                            As of September 30, 1996
                                                               BASIS
                                                    ---------------------------
                          Assets                         Cost         Market
                                                    -------------  ------------
                                                     (Unaudited)    (Unaudited)
                                                                      (NOTE 9)

Cash (Note 3)                                         $   528,316    $   528,316

Accrued interest receivable (Note 4)                       36,667         36,667
Note receivable - Sym-Tek (Note 5)                         16,000         16,000
Office equipment (Net of
  depreciation of $0.00) (Note 6)                           2,917          2,917

United Realty Investment (Note 7)                         500,000        500,000
Units of beneficial interest in
  Atlantic Pacific Trust  (Note 8)                      6,080,250     56,460,900
                                                      -----------    -----------
     Total Assets                                     $ 7,164,150    $57,544,800
                                                      ===========    ===========
          Liabilities and Shareholder Equity
                     Liabilities:
Note payable (Note 12)                                $   450,000    $   450,000

Accrued legal fees (Note 10)                              257,000        257,000

Pre-petition creditor debt (Note 11)                       27,771         27,771

Other accrued expenses
                                                      -----------    -----------
     Total Liabilities                                    734,771        734,771
                                                      -----------    -----------
              Shareholders' Equity (Note 8):

Preferred Stock, par value $0.001, authorized
Fifteen Million (15,000,000), and One Million
Forty Three Thousand One Hundred (1,043,100)
shares issued and outstanding                               1,043     20,862,000

Common Stock,  $0.0001 par value, authorized
sixty million (60,000,000) shares, sixteen
million six hundred eighty three thousand
(16,683,000) shares issued and outstanding                 16,683         16,683

Additional paid in capital                              6,411,653     35,931,346
                                                      -----------    -----------
     Total Shareholder Equity                           6,429,379     56,810,029
                                                      -----------    -----------
     Total Liabilities and Equity                     $ 7,164,150    $57,544,800
                                                      ===========    ===========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                     For the Period Ended September 30, 1996





                                                                                         Additional
                                               Common Stock        Preferred Stock         Paid In     Retained
                                            Shares     Amount     Shares     Amount        Capital     Earnings       Total
                                          -----------------------------------------------------------------------------------
BALANCE, August 15, 1996                  16,500,000   $16,500  1,043,100  $20,862,000   $30,155,886   ($50,287)  $50,984,099

Entries For Quarter Ending
  September 30, 1996
Stock issued pursuant to Plan for                                                                                           0
  Creditors                                  182,656       183          0            0        89,046          0        89,229
Adjustment to cost from Market value               0         0          0  (20,860,957)  (23,833,279)    50,287   (44,643,949)


Profit or (Loss) for period                                                                                                 0
                                          ------------------------------------------------------------------------------------
BALANCE, September 30, 1996               16,682,656   $16,683  1,043,100       $1,043    $6,411,653         $0    $6,429,379
                                          ------------------------------------------------------------------------------------



  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                 Xplorer, S.A.
                    Notes to Financial Statements (Unaudited)
               For the 1.25 Month Period Ended September 30, 1996

Note 1   ORGANIZATION AND SUMMARY

         Xplorer, S.A., the Company (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996 and filed with the office of the Secretary of State for the State of Nevada on August 15, 1996.

         Gerant Industries, Inc. (Gerant), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court for the Central District of California on March 1, 1994 as BK No. LA 94-17852-AA.

         On July 17, 1996 the court confirmed Gerant's third amended plan of reorganization. The order confirming the plan was entered on July 24, 1996. The date of implementation of the plan was August 5, 1996.

         The plan  approved the amendment of the Articles of  Incorporation  and
         By-laws,  change  of  corporate  name,   authorization  of  common  and
         preferred shares of stock, payment of claims and issuance of stock.

         The Company does not have an Operating Statement, or Cash Flow Statement, as is required under Form 10-Q, General Filing Requirements of Form 10-Q, as it was in bankruptcy and had no activity for the prior nine (9) month period.

         Xplorer,  S.A. is a natural  resource capital  management  corporation,
         specializing  in  the   capitalization  of  natural  resource  business
         organizations in which Xplorer, S.A. has ownership.

Note 2   TRANSFER OF ASSETS AND LIABILITIES

         Xplorer, S.A. has acquired the assets and assumed the liabilities pursuant to provisions outlined in the "Debtors Third Amended Plan of Reorganization" submitted by Gerant Industries, Inc. and approved by the United States Bankruptcy Court, as herein discussed.

         Under the plan, the new company was to receive all of the assets of Gerant and assume the liabilities at the predecessor basis.

Note 3   CASH

         The cash balance in the sum of $73,316 is held in Trust by the law offices of Robinson, Diamant, Brill and Klausner, Los Angeles, California. This account was established pursuant to court proceedings involving Gerant and funds become available as of December 31, 1996. The balance of $455,000 is deposited in money market account at Paine Weber.

Note 4   ACCRUED INTEREST RECEIVABLE

         This accrued interest is a receivable from United Realty Group Limited Partnership (see Note 6 below). The note bears pays interest only monthly.

Note 5   SYM-TEK NOTE RECEIVABLE

         SYM-TEK has filed Chapter 11 Bankruptcy Proceedings. Gerant had a $350,000 claim against Sym-Tek. $16,000 was received on January 23, 1996. An estimated additional $16,000 is expected to be received from the final distribution by Sym-Tek.

Note 6   FIXED ASSETS

         Fixed assets are consisted of computer equipment. The gross assets are $7,500, Accumulated depreciation is $4,583 and the Net Asset is $2,917.

Note 7   UNITED REALTY INVESTMENT

         This investment consist of a promissory note at 8% per annum, interest only paid monthly and due August 18, 1997 and 500,000 class C Units of United Realty Group Limited Partnership redeemable by issuer at $1.00 per unit in August, 1997. This obligation is secured by a 75% tenant in common interest in the net proceeds from the Southwood Plaza Shopping Center in Charlotte, North Carolina.

Note 8   UNITS OF BENEFICIAL INTEREST

         Atlantic Pacific Trust (Atlantic) is a natural resource company. The reorganization plan of Gerant provided that holders of approximately 500,000 units of Beneficial Interest in Atlantic would exchange those units for approximately 1,250,000 preferred shares of Xplorer, S.A. stock. To date, 417,240 units of Beneficial Interest have been exchanged for 1,043,100 shares of stock.

         The Plan also provided that an additional 500,000 Units of Beneficial Interest would be sold to the debtor in return for Debtor Notes. There were actually 585,560 units sold for Debtor Notes and those notes have since been converted to approximately 14,639,000 shares of common stock. Xplorer, S.A. has also acquired an additional 2,200 units for $110,000. Therefore 417,240, plus 585,560, plus 2,200 equals 1,005,000 units of equity position in Atlantic as held by the Company at 9/30/96. These units have been reflected on the books at historical cost basis of $6.05 per unit, for a Balance Sheet value of $6,080,250. The Market value of the units , as shown on 9/30/96 Balance Sheet Atlantic Pacific Trust, was $56.18 per unit. Company Management believes the estimated Market value of the 1,005,000 beneficial units owned is $56,460,900.

         The audit of August 15, 1996 included the Preferred and Common stock at Market value as a result of the values accepted by the Bankruptcy Court in the Disclosure Statement for Gerant Industries. These values have been revised downward to reflect actual cost rather than Market. the result of these value changes were the result of the realization that control of Xplorer shifted to Beneficial Holders of Atlantic, thus the transaction had to be valued at cost rather than Market. These adjustments are reflected in The Statement of Changes in Stockholders' Equity.

Note 9   PRESENTATION AT FAIR MARKET VALUE

         The asset values for mineral resources reflected on the Balance Sheet of Atlantic Pacific Trust are fair market values, based solely upon the opinion of Christopher L. Pratt, Geologist, as confirmed by other professionals (see below) as to the proven recoverable reserves and the projected cost of exploration, development and production.

         The value of the mineral resources are summarized as follows:

                   Proven reserves in ounces of gold        435,000
                   less 10% projected loss factor           (43,500)
                                                       ------------
                   Recovery ounces                          391,500
                   Market price of gold (per ounce)            $386
                                                       ------------
                   Projected gross revenue             $151,119,000
                   Less extraction cost of $140 per
                        ton times 290,000 tons         ($40,600,000)
                                                       ------------
                   Net Value                           $110,519,000
                                                       ============

         The above estimates reflect 1.5 ounces of gold per ton of ore and do not include probable reserves, only the proven mineral reserves owned by Atlantic Pacific Trust.

Note 10  ACCRUED LEGAL FEES

         The legal fees were the result of the Reorganization of Gerant Industries, Inc. Debtor In Possession Bankruptcy. Atlantic Pacific Trust has agreed to purchase the $257,000 legal fees claimed by the law firm of Robinson, Diamant, Brill and Klausner. Upon the purchase Atlantic will exchange 257,000 units of Xplorer for discharge of this obligation as approved in the Third Amended Plan of Reorganization of Gerant. Each unit represents one share of common stock and two warrants to purchase common stock which expire in 2001.

Note 11  PRE-PETITION CREDITOR DEBT

         There is a balance of approximately $27,771 in claims to be settled per the approved Third Amended Plan of Reorganization of Gerant.



Note 12  NOTE PAYABLE

         Xplorer borrowed $450,000 from Gardner Investments. The terms of the note are interest only paid monthly. The interest rates is eight (8) percent per annum. The note is due and payable November 1, 1997.

         The note is convertible, at the option of the holder, at any time for 150,000 shares of common stock of Xplorer.

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 1996:

Financial Condition:

         The Company's working capital resources during the period ended September 30, 1996 were provided by converible loans (See Notes to Financial Statements), and stock placements. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the completion of all requirements of the Plan Of Reorganization reported in the 8K of August 15, 1996.

         Management believes that the Company's working capital resources and anticipated cash flow from mining activities will not be sufficient to support operations during the year ending December 31, 1996, therefore Management has arranged sufficient financing to fund these activities and to fulfull its budget requirements.

Results of Operations:

         There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. These operation activities are not scheduled to begin until the first quarter of 1997.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         8-K filed September 12, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       XPLORER, S.A.
                                       (Registrant)


Date: January 13, 1997                 /s/ Steven Mortensen
                                       --------------------
                                       Steven Mortensen,
                                       Chairman and Secretary


                                       /s/ Jon W. Bice
                                       --------------------
                                       Jon W. Bice  (CFO)