Form 10QSB
period 1997-03-31
XPLORER S A
filed 1997-06-03
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Transition period from ___ to ___

                         Commission file number 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

                     Nevada                              88-0199674
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization             Identification Number)

4750 Kelso Creek Road, Weldon, California                        93238
(Address of principal executive offices)                       (Zip Code)

                    Phone: (619) 378-3936 Fax: (619) 378-1066
              (Registrant's telephone number, including area code)

                     Gerant Industries, Inc.- March 31, 1997

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

As of March 31, 1997, there were 18,782,447 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:   16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                 As of March 31

                   Assets                                 1997        1996
                                                     -------------------------
                                                     (Unaudited) (Unaudited)
Current Assets:
  Cash                                                  $95,544  Not Available
  Note receivable (Note 5)                               16,000  For Prior
  Marketable securities (Note 4)                        223,693  Period
  Prepaid commissions                                   286,320  See Note 15
                                                     -------------------------
Total Current Assets                                    621,557

Property, plant & equipment - net
  (Notes 6, 8, 7 12)                                  3,489,384
Other investments (Notes 7 and 11)                    1,019,000
                                                     -------------------------
          Total Assets                               $5,129,941
                                                     =========================


 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                 As of March 31

            Liabilities and Shareholder Equity
                     Liabilities:
Current Liabilities:
  Gold contracts ( Note 12)                             250,399
  Zero-coupon bonds - Current                           890,000
  Related party payable (Note 13)                       208,017
  Note payable (Notes 5 and 11)                         450,000
  Payroll obligations                                    11,752
  Other accrued expenses                                 21,738
                                                     -------------------------
Total Current Liabilities                             1,831,906
  Accrued legal fees (Note 10)                           97,000
  Long-term zero coupon bonds                           620,418
  Minority interest in consolidated
    subsidiary (Note 8)                                 852,000
                                                     -------------------------
                                                      3,401,324
                                                     -------------------------
Commitments and  contingencies
    (Notes  2, 9, 11,  & 12)

     Shareholders' Equity (Note  7):

     Preferred Stock, par value $0.001,
  authorized 1,250,600 shares; convertible
  beginning in 2006; 1,250,600 shares issued
  and outstanding.                                        1,300

     Common Stock, $0.001 par value,
  authorized sixty million (60,000,000)
  shares; 18,782,447 shares issued and                   18,600
  outstanding.

  Additional paid in capital                          2,694,055
  Deficit accumulated during the development
     stage                                             (985,338)
                                                     -------------------------
Total Shareholders' Equity                            1,728,617
                                                     -------------------------
Total Liabilities and Shareholders' Equity           $5,129,941
                                                     =========================

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  Xplorer, S.A (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                    For The Three Month Period Ended March 31

                                     1997                   1996
                             -----------------------------------------------
                              Quarter    Year To     Quarter    Year To
                                           Date                   Date
                             -----------------------------------------------

Income:                                              Not Available For Prior
                                                     Period
Revenues (Note 1)                  $0           $0   See Note 15 For Details
Other income (expense)        $55,020       55,020
                             -----------------------------------------------
     Total Income              55,020       55,020
                             -----------------------------------------------

Cost of Sales:


                                    0            0
                             -----------------------------------------------
     Total Cost of sales            0            0
                             -----------------------------------------------
     Gross margin (Loss)       55,020       55,020
                             -----------------------------------------------
Operating Expenses:
Compensation                   43,766       43,766
Professional fees              73,368       73,368
Commissions                         0            0
Interest                        7,500        7,500
Administrative                 11,724       11,724
Depreciation                        0            0
                             -----------------------------------------------
Total Operating expenses      136,358      136,358
                             -----------------------------------------------
     Net Profit (Loss)       ($81,338)    ($81,338)
                             ===============================================

     Earnings (Loss) per
     Share of Common
     Stock & Equivalents      ($0.004)     ($0.004)
                             ===============================================
     Common Stock
     outstanding             18,782,447   18,782,447
                             ===============================================


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                    For the Three Month Period Ended March 31

     CASH FLOWS FROM OPERATING ACTIVITIES               1997          1996
                                                    ---------------------------

                                                    ---------------------------
Net (Loss)                                            ($81,338)  Not Available
Adjustments to Reconcile Net Income to                           For Prior
     Net Cash Used in Operating Activities:                      Period
     Eliminate Non Cash Items                                    See Note 15
      (Depreciation and Amortization)
(Increase) Decrease in:
     Receivables
     Marketable securities                               2,707
     Prepaid commissions                               (76,320)
Increase (Decrease) in:
     Gold contracts                                    (22,601)
     Zero coupon bonds                                 (25,000)
     Related party payable                              59,017
     Accrued expenses and payroll obligations           (7,710)
     Accrued legal fees                                (50,000)
    Long term zero coupon bonds                         67,718
          NET CASH PROVIDED BY (USED IN)            ---------------------------
               OPERATING ACTIVITIES                   (133,527)
                                                    ---------------------------

             CASH FLOWS FROM INVESTING ACTIVITIES

Increase (Decrease) in:
     Costs added to property, plant & equipment        (84,984)
     Notes payable
     Stock issued for equity conversion:
     Common stock
     Paid in capital                                    148,055

                                                    ---------------------------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                      63,071
                                                    ---------------------------

NET INCREASE (DECREASE) IN CASH                        (70,456)
CASH, at Beginning of Period                            166,000
                                                    ---------------------------
CASH, at End of Period                                  $95,544
                                                    ===========================

           THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                                OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                 For the Three Month Period Ended March 31, 1997


                                                  Common Stock         Preferred Stock    Additional
                                            -------------------------------------------    Paid In     Retained
                                               Shares      Amount     Shares     Amount    Capital     Earnings       Total
                                            ---------------------------------------------------------------------------------
Balance per audit, December 31, 1996          18,782,447   $18,782   1,280,550   $1,300   $2,546,000  ($904,000)   $1,662,082
Entries For Quarter Ending March 31, 1997
     Required adjustment for quarter                                                         148,055                 $148,055




Profit or (Loss) for period                                                                             (81,338)     ($81,338)

                                            ------------------------------------------------- -------------------------------
BALANCE, March 31, 1997                       18,782,447   $18,782   1,280,550   $1,300   $2,694,055  ($985,338)   $1,728,799
                                            ------------------------------------------------- -------------------------------


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 XPLORER, S. A. (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 1997

         Note 1   Organization and Presentation:

         Xplorer, S. A., the "Company" (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996 which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

         Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court ("the Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the of the Articles of Incorporation and By-Laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor- in-possession, Xplorer, S. A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock which were valued in aggregate at $53 Million by the Court. The historical determinable value in accordance with generally accepted accounting principles was $2,011,200 and the Company accounted for the transaction as a quasi-reorganization.

         The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of this date.

         The Company, a development stage enterprise, anticipates obtaining sufficient cash resources in 1997 from the sale of investment contracts, warrant exercise, operations, or private placement of equity securities. Such proceeds are necessary to assure the funding of anticipated operating costs and satisfaction of any negative working capital as of the current period.

         PRESENTATION
         The Company  intends to engage in the  development of natural  resource properties. As of March 31, 1997 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of March 31, 1997. The
         accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note 8).

         Gerant, the predecessor Company, had net assets of approximately $52,000 (Note 3) and insignificant operations from January 1, 1994 to August 15, 1996. The quasi-reorganization of this entity resulted in retained earnings of $0 as of January 1, 1996.


         Note 2   Summary of Significant Accounting Policies:

         Mining Properties:

         Mining properties are reflected in property, plant, and equipment at cost of acquisition and development. Costs include efforts to remove ore and waste, exploration, development of new ore bodies and defining further mineralization in existing ore bodies. These costs are deferred and will be charged to operation costs utilizing the unit-of -production method in the period in which commercial production occurs.

         When a property is identified as having development potential, the costs of engineering, contract labor, financing, and professional fees related to development are capitalized as they are incurred. If a project is determined not to be economically feasible, unrecoverable costs are expensed in the year in which the determination is made. Mining properties are reflected at net realizable value based on the Company's ability to generate future value.

         Revenue Recognition:
         Revenue is recognized when title to delivered gold or other precious metals passes to the buyer.

         Reporting Currency:
         While the Company has significant financing transactions denominated in German currency, its operations are located in the U.S. Accordingly, all financial information regarding these transactions is translated into U.S. dollars and no material transaction effect exists at March 31, 1997.

         Loss Per Share:
         The loss per share is calculated using the weighted average number of shares outstanding. Warrants outstanding are anti-dilutive and are not included.

         Property, Plant & Equipment and Depreciation:
         All property, plant & equipment is stated at cost and depreciated on a straight-line basis over individual useful lives - three years (computers), five years (mining equipment), and units-of-production once mining property is at the operational level.

         Financial Uncertainties:
         The Company is in the development stage and has experienced a net loss of $81,338. The loss is principally due to commissions and interest associated with the 1996 German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred (see Note 9).

         The Company's profitability is subject to change in gold prices and exchange rates. To reduce the impact of such changes, the Company locks in the future value of certain of these items through hedging transactions. These transactions are accomplished through the use of financial instruments, the value of which is derived from movements in the underlying gold prices, the Company's actual production, or exchange rates.

         The Company intends to engage in financial instruments to reduce the financial impact caused by fluctuations in the exchange rate of U.S. dollars to German Duetsch Mark liabilities.

         The carrying values of investment contracts involving gold settlement are re-measured using the market value of gold at the balance sheet date ($369 per troy ounce). The price of gold fluctuates daily, thus the values used herein may fluctuate subsequent to the date hereof.

         Income Taxes:
         Xplorer, S.A. and its predecessor company have a substantial net operating loss of an uncertain amount as of the date of this report. Prior years tax returns are now in the process of being prepared.

         Common Stock Issuance:
         Shares issued to Gerant special creditors, employees, consultants, and preferred shareholder of the Company are valued at the nominal value of $0.10 per share. Common stock Units include one share of stock and a warrant to acquire an additional share at 70% of market value.

         Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

         Note 3   Quasi-Reorganization:

         Gerant changed its corporate name to Xplorer, S.A. pursuant to an exchange of stock and the provisions outlined in the Plan.

         The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly-formed Xplorer S.A. was as stated in the Company's 10 KSB as of December 31, 1996.

         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company. Such units had a nominal book value of $1.50. These transactions created a valuation for the Company's new common and preferred stock issuance of $2,011,200.

         Note 4   Marketable Securities:

         The Company maintains an interest in marketable equity securities as part of its hedge program. These securities are reflected appropriately in the marketable securities section of the balance sheet. The realized gains or losses are reflected in the Statement of Operations under other income and expense.

         The Company does not use derivatives financial instruments for speculative purposes. The Company enters into gold equity investments to manage exposure to changes in a rising gold price and the Company's undelivered commitments. Note 5 Note Receivable:

         Sym-Tek filed Chapter 11 bankruptcy proceedings with Gerant as a creditor. The amount of $16,000 was received in January 23, 1997 and used to pay legal obligations of Gerant's bankruptcy proceeding.

         Note 6   Property, Plant and Equipment:

         The values reflected in the 10 KSB of December 31, 1996 are carried forward here and are adjusted by any additions or deletions as of the current period. These values are at the defined cost of $3,586,300, with accumulated depreciation of $181,900, with the net reflected on the balance sheet.

         The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13).

         Note 7   Other Investments:

         The Company holds a $500,000 full recourse promissory note at 8% interest per annum, payable monthly and principal due August 18, 1997. This note is secured by 500,000 Class C Units of United Reality Group Limited Partnership redeemable by issuer at $1.00 per unit in August 1997 and 75% tenant in common interest in the net proceeds from the Southwood Plaza Shopping Center in Charlotte, North Carolina. The property presently generates positive cash flow. However, the Company has elected not to reflect a $400,000 non-recourse promissory note secured only by 400,000 units of United Reality Group Partnership. Interest on the $500,000 note of $3,333 has been received on a monthly basis continuously.

         Atlantic owns 100% of the common stock of a company that has two investments in commercial property located in Bakersfield, California. The net realizable value of this investment is $500,000 as of the current date.

         Atlantic owns 406,000 shares of Xplorer S.A. This investment is 59% eliminated in consolidated financial statements and reflected at a nominal value of $0.10 per share of $19,000.

         Note 8   Atlantic Pacific Trust, L.L.C.:

         Atlantic Pacific Trust, L.L.C. ("Atlantic"), a Nevada limited liability company, is a natural resource company owned by Xplorer and three of the Company's shareholders (the "Minority Interest"). Such corporation is the successor to Atlantic Pacific Trust ("APT") and is the legal owner of certain mining properties located in Kern County, California.

         These mining properties (approximately 117 mining claims) were held by a trust controlled by William M. Moreland ("Moreland"), and transferred to a new entity, North Star Industries ("North"). North was 30% owned by Moreland, 30% owned by Gardner, and 40% owned by Compania Comerciale Atlantis, S.A., a Costa Rican entity ("CCA"). The claims were eventually divided into four separate trusts. One of these trusts, Nevada Trust, which owned eight claims known as the "Evening Star Mine", was acquired at cost by APT.

         APT was funded by sale of investment contracts, precious metal forward contracts, and equity units ("LLC"). The Company owns 1,254,960 LLC units as of the current date (59%).

         APT made a loan to the Company for $355,000 that was converted to Company special units (one share of common stock and one B warrant and C warrant each exercisable within five years at $2.00 and $3.00 per share, respectively and paid a Gerant creditor $110,000 in exchange for 111, 667 shares of the Company's common stock. These funds were used by the Company to pay Gerant creditors according to the Plan. At the current date the value of 275,334 shares (59% of 466,667) has been eliminated upon consolidation.

         The Plan provided that Compania Comerciale Atlantis, S.A. would exchange 500,000 of its LLC units for 1,250,000 preferred shares of the Company. However, only 417,200 units were exchanged for 1,043,000 preferred shares under this Plan. In December 1996, CCA did exchange 189,960 units for an additional 237,550 shares of preferred stock. The preferred stock is partially convertible to ten shares of common stock at the end of six years and has a dividend of 1.00% per month payable in common stock at time of conversion. In December 1996, the preferred stockholder agreed to waive all present and future preferred dividend rights for the immediate issuance of 1,000,000 common shares of the Company.

         The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries Be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a reverse split to 400,000 common stock Units. All of these Units have not as yet been issued.

         Note 9   Fair Market Information:

         Atlantic Pacific Trust internal financial statements reflect a fair market value of $110,000,000 that was accepted by the U.S. Bankruptcy Court in the Plan. The result of these transactions with Gerant is that the Company is controlled by beneficial holders of Atlantic.

         Each year, Atlantic management estimates ore reserve and prepares a comprehensive mining plan for the then- anticipated remaining life of the mining property. The gold prices used in estimating the Company's ore reserves is currently $369 per ounce. Other metals could also be present in the ore reserves.

         Significant changes to the Company's plans could occur as a result of mining experience, new ore discoveries, changes in mining process, new investment in equipment and technology. Also, permits may not be renewable under the same terms and conditions as originally granted, exploration could not result in recoverable metals, and the anticipated pilot refinery could not be completed and other factors.

         The Company's management provides no assurance as to the outcome of any of these matters and resulting adjustments could be material to the Company's financial condition and operations.

         Given the above uncertainties, Atlantic utilizes the values for its gold resources based upon the updated report of Christopher L. Pratt, Geologist, dated December 31, 1996, as to proven reserves summarized as follows:

         Reserves in ounces of Gold (1.5 average ounces per ton)        435,000
         Less: 10% projected loss factor                                (43,500)
                                                                        --------
         Projected recoverable ounces                                   391,500
         Estimated market price of gold (per ounce)                      x $369
                                                                         ------
         Projected Gross Revenue                                   $144,463,000
         Less: projected extraction cost of $210 per ton,
                  times 290,000 tons                               $ 60,900,000
                                                                   ------------
         Net Projected Value                                       $ 83,563,000
                                                                   ------------
         The Company's Projected Share @ 59%                       $ 49,302,000
                                                                   ------------

         The Company's management in compliance with applicable reporting guidelines has downgraded the proven reserves (measured reserves) to Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further mineralization studies, additional drilling and sampling, and geological feasibility analysis.

         Note 10   Accrued Legal Fees:

         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill, & Klausner (the "Firm"). Upon purchase, Atlantic intends to exchange the claim for 257,000 Xplorer common stock special units. This transaction is still in progress and is anticipated to be completed during the calendar year 1997.

         Note 11  Note Payable:

         In September, 1996 the Company borrowed $450,000 from Gardner Investments. The terms of the note are 10.00% per annum payable monthly. The principal is due and payable on September 25, 1997 and is secured by 500,000 Class C Units of United Realty Group, L.P. The note is convertible, at the option of the holder, at any time for 150,000 shares of common stock of the Company.

         Note 12  Investment Contracts Payable:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of December 31, 1996, the balance is $273,000. The Company has covered it's gold risk on outstanding contracts up to $369 per ounce.

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of March 31, 1997 the balance is and interest expense of $28,100 has been accreted.

         c) Zero-coupon contract payable in 5,000 German Duetsch Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of March 31, 1997 is $1,129,500 and interest expense of has been accreted.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $1,375,000 in net funds during 1996.

                  Investment contracts are due as follows:

                           1997                            $1,140,399
                           1998                               267,000
                           1999                               150,000
                           2000                                45,000
                           2001                                86,700
                           2002                                71,718
                                                           ----------
                           Total                           $1,760,817
                                                           ----------

         Note 13  Related Party Payable:

         In 1995, Atlantic entered into agreements with Sequoia Trust, a related party, to lease surface and mineral rights related to 57 acres of land adjacent to Evening Star Mine and certain improved real property known as the Weldon Research Center for total cost of $6,000 per month. These lease are renewable after a five year term and require a future minimum annual payment of $72,000 to Sequoia Trust. Total charges capitalized to development during 1996 were $104,000.

         These properties provide the Company with the opportunity to develop three patented mining claims with probable commercial grade ore (12% royalty due to Sequoia Trust), construct a primary ore processing refinery, and utilize 13,000 square feet at the Weldon Research Center for its mineralization analyzes and other testing procedures.

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% overhead. Total charges capitalized to development to date are $548,318.

         As of March 31, 1997 the Company owes these entities $147,000 for past services and such amount is accrued into development costs for evening Star Mine (See Note 6).

         Note 14  New Accounting Pronouncements:

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121) requires that long-lived assets be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement as of March 31, 1997 had no material effect on the consolidated financial statements.

         Statement of Financial Accounting Standards Nos. 123. "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues it's equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and accordingly, has elected to continue to apply the intrinsic value based method.

         In June, 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and

         Extinguishment of Liabilities" (SFAS No. 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 was issued. The adopting of SFAS No. 125 is not expected to have any impact on the financial statements of the Company.

         Note 15  Comparative Financial Statements

         Comparative financial data for similar periods in 1996 are not available. The predecessor Company, Gerant, was in a Chapter 11 Proceedings, which was confirmed as indicated above, and during this process had little or no operations. Any presentation of the numbers during that period would cause the reader to have a distorted view from a comparative standpoint. This will continue until the fourth quarter of this year, when Comparative Balance Sheets will commence.


ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the three months ended March 31, 1997:

Financial Condition:

         The Company's working capital resources during the period ended March 31, 1997 were provided by convertible loans (See Notes to Financial Statements), and stock placements and Revenue bonds and investments. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the working capital requirements not filled by other sources. This will continue until the commencement of operations.

         Management believes that the Company's working capital resources and anticipated cash flow from mining activities will not be sufficient to support operations during the year ending December 31, 1997, therefore Management has arranged sufficient financing to fund these activities and to fulfill its budget requirements. Although Management can offer no assurance that the commitments for the financing for these activities will be fulfilled.

Results of Operations:

         There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. These operation activities are not scheduled to begin until the third quarter of 1997.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         N/A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     XPLORER, S.A.
                                                     (Registrant)

Date: May 31, 1997                                   /s/ Steven Mortensen
                                                     --------------------
                                                     Steven Mortensen,
                                                     Chairman and Secretary


                                                     /s/ Jon W. Bice
                                                     --------------------
                                                      Jon W. Bice  (CFO)