Form 10KSB
period 1996-12-31
XPLORER S A
filed 1997-06-04
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _____ to ______

Commission File No. 0-17874

                                  XPLORER, S.A.
           (Name of small business issuer as specified in its charter)

                  Nevada                                        88-0199674
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

4750 Kelso Creek Road, Weldon, California           93238
-----------------------------------------         ---------
 (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:  (619) 378-3936

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [   ] NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1996 totaled -0-.

As of December 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-. (Not Trading.)

As of May 30, 1997, the registrant had outstanding 18,782,445 shares of Common Stock.

Transitional Small Business Disclosure Format: [   ] Yes  [ X ] No

Exhibit index page number:  22-23
Total sequentially numbered pages in this document:  24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

The Registrant was incorporated under the laws of the State of Nevada on May 2, 1984. Effective December 18, 1992, the Registrant changed its name from L.A. Entertainment, Inc. to Gerant Industries, Inc. On March 1, 1994, Gerant Industries, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The Registrant operated as a debtor-in-possession until the United States Bankruptcy Court entered an order confirming the Registrant's Third Amended Plan of Reorganization (the "Plan") on July 24, 1996, and the Plan became effective August 5, 1996. In accordance with the Plan, Restated Articles of Incorporation were filed with the Secretary of State of Nevada in August, 1996, changing the Registrant's name from Gerant Industries, Inc. to XPLORER, S.A. ("XPLORER" or the "Company").

Pursuant to the Plan, certain holders of Units of Beneficial Interest ("UBI's") in the Atlantic Pacific Trust, LLC, formerly Atlantic Pacific Trust ("APT") exchanged 417,240 UBI's on August 5, 1996, the effective date of the Plan, for 1,043,000 shares of Preferred Stock of XPLORER. APT had provided the necessary capital and arranged loans for the successful completion of the Plan. The Managers of APT are also officers and directors of the Company. See "Conflicts of Interest."

Additionally, APT holders of approximately $29,278,000 face value of XPLORER Debtor Notes converted their XPLORER Debtor Notes into approximately 14,639,750 shares of XPLORER Common Stock. Furthermore, holders of securities in the Debtor shared pro rata in a distribution of 400,000 Units consisting of one (1) share of XPLORER's Common Stock and one (1) Class A Warrant entitling the holder to purchase one (1) share of XPLORER's Common Stock one year from the August 6, 1996 effective date of the Plan, at 70% of the market asking price. Such Warrant must be exercised within 30 days of August 5, 1997. Pursuant to Section 1143 of the United States Bankruptcy Code, interest holders must surrender their certificates representing the securities of the Debtor within one (1) year of the Confirmation Date of the Plan as a condition to receiving the securities pursuant to the Plan. Certain other classes of creditors were given the right to elect common shares of XPLORER in lieu of cash in satisfaction of their claims.

In November, 1996, the Company acquired an additional 189,960 UBI's of APT in exchange for 237,550 shares of its Preferred Stock. Currently, XPLORER owns 59.16% of APT.

The Company's principal executive offices are located at 4750 Kelso Creek Road, Weldon, California 93282, and its telephone number is (619) 378-3936.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

With the exception of historical matters, the matters discussed in this report are forward- looking statements that involve risks and uncertainties that could cause actual results to differ materially from targeted or projected results. Such forward-looking statements include statements regarding targets for gold production, cash operating costs and certain significant expenses, schedules for completion of detailed feasibility studies and initial feasibility studies, potential increases in reserves and production, the timing and scope of future drilling and other exploration activities, expectations regarding receipt of permits and commencement of mining or production, anticipated recovery rates and potential acquisitions or increases in property interests. Factors that could cause actual results to differ materially include, among others, changes in gold and other mineral prices, unanticipated grade, geological, metallurgical, processing, access, transportation of supplies or other problems, results of current exploration activities, results of pending and future feasibility studies, changes in project parameters as plans continue to be refined, political, economic and operational risks of foreign operations, availability of materials and equipment, the timing of receipt of governmental permits, force majeure events, the failure of plant, equipment or processes to operate in accordance with specifications or expectations, accidents, labor relations, delays in start-up dates, environmental costs and risks, the outcome of acquisition negotiations and general domestic and international economic and political conditions, as well as other factors described herein or in the Company's filings with the U.S. Securities and Exchange Commission. Many of these factors are beyond the Company's ability to predict or control. Readers are cautioned not to put undue reliance on forward-looking statements. See "Risk Factors" for items which could affect forward-looking statements.

General Business

Glossary

The following terms are described to aid in understanding the Company's Form 10-KSB.

Core Drilling (or Drill Hole)--Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

Grade--The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore.

Kilo (Kilogram)--A measure of weight equal to 32.15 troy ounces.

Ore Body--A mineral deposit that can be mined at a profit under existing economic conditions.

Ore Reserves--The tonnage and grade of an economically and legally extractable ore body.

Ounce--Throughout this report, the term "ounce" is used as an abbreviation for the troy ounce measure of weight. The troy ounce has been used exclusively as a previous metals measurement, probably since the 16th Century.

Proven Ore Reserves--"Proven ore" or "measured ore" means that material which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated.

Probable Ore Reserves--"Probable ore" or "indicated ore" means that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

Ton--The short ton is used in this report. It is a unit of weight equal to 2,000 pounds, or 907.2 kilograms.

The Company is a development stage company. Through its majority-owned subsidiary, APT, the Company is engaged in the acquisition, exploration and development, which will lead to operation and production of mineral properties. Except where otherwise noted, the "Company" includes its majority-owned subsidiary, APT.

As a result of a series of transactions, between 1993 and 1995, APT acquired eight unpatented mineral claims located on Piute Mountain, Kern County, California. This group of claims is commonly known as the Evening Star Mine. APT also leases approximately 95.45 acres of adjacent property containing three patented mining claims and the Weldon Research Center. See "Item 2. Description of Property."

APT does, and continues to, finance its exploration and development of the Evening Star Mine through the sale and issuance of its securities in private transactions and through the sale in Germany and Austria of Convertible Gold Bonds, 9% Investment Certificates and gold certificates. See "Item 1. Business Financing."

To date, no gold or other precious metals have been mined commercially from the Evening Star Mine. There has been extensive development work conducted in the past, including underground and surface sampling. The Evening Star Mine has a nine-foot wide and ten-foot tall tunnel. This tunnel cross cuts several small veins and ore bodies. The tunnel system is approximately 1,650 feet in length and is approximately 380 feet below the surface.

The Evening Star Mine tunnel provides access to the area where the ore has been blocked out ("Proven Ore Reserves"). Proven Ore Reserves are determined from exposure in outcroppings, cuts, pits, shafts, mine workings, drill holes or otherwise where measurements are so closely spaced that the computed tonnage and grades of ore will have a high degree of accuracy. Underground tunnel samples were taken every five feet. The results of the sampling indicated that the mine contained approximately 435,000 ounces of gold. The Company has downgraded the classification of this ore from Proven to Probable Ore Reserves.

Upon the completion of the Pilot Plant, feasibility studies and additional drilling and sampling, the Company will then upgrade the reserves from Probable to Proven Ore Reserves. The 1996 ore reserves have been estimated by an independent company, Precious Metals Exploration. The reserves were estimated by an independent geological engineering consultant, Christopher L. Pratt, President of Precious Metals Exploration.

Proposed Operations

In July, 1995, APT entered into an Operating Agreement (the "Agreement") with EMTEC, L.L.C. ("Emtec") principally owned by officers and directors of the Company and Managers of APT. See "Item 12. Certain Relationships and Related Transactions." In accordance with the Agreement, Emtec will provide a full turn key mining and refining operation for the Evening Star Mine. APT will pay Emtec all of its costs and expenses plus 18% of same. Costs are defined as all costs directly and indirectly related to Emtec performing its duties in the exploration, development, production and support facilities of the Evening Star Mine. Through March 31, 1997, APT has paid Emtec $548,318 for its developmental work in the Evening Star Mine.

The Registrant intends to develop its mining properties in two phases.

Phase I.

The Registrant will continue drilling and sampling to block out Proven and Probable Ore Reserves. A core drilling rig will be used in order to produce approximately 1,000 feet of drill hole weekly. Due to seasonal conditions, drilling will only be conducted for approximately 36 weeks annually.

The Registrant will also construct a pilot ore processing plant ("Pilot Refinery") capable of processing up to two tons of ore per hour. Included with the Pilot Refinery will be the construction of all support facilities, including laboratory, repair shops and storage bins.

All engineering and permits necessary for the operation of the Pilot Refinery and for its expansion are planned to be completed during Phase I. APT estimates that Phase I will cost between $2.8 to $3.4 million and will take between nine and 12 months to complete. There is no assurance that the Company will be able to raise the required capital to complete Phase I.

Phase II

After the Pilot Refinery is operational and gold and other minerals are successfully and cost effectively being processed, a larger ore processing plant ("Main Refinery") will be built. Current plans provide for a Main Refinery to process anywhere from 125 to 250 tons of ore per day. The size and cost of such Main Refinery is dependent upon several factors, including a) test results from the Pilot Refinery, b) present and future Proven and Probable Ore Reserves that have been blocked-out, and c) completion of a feasibility report.

Phase II development is estimated to cost between $6.8 to $10 million and will take between 14 to 18 months after Phase I to complete.

There is no assurance that the Registrant will be able to raise the capital to complete Phase I or, if Phase I is completed, to proceed with Phase II. To date, the Registrant's primary funds for operations have come from the sale of bonds and gold contracts in Germany and Austria. See "Item 1. Business - Financing." The Registrant intends to continue to sell bonds in Germany and Austria. There is no assurance that sales of bonds will continue in amounts necessary to fund any of the Registrant's planned operations, including completion of Phase II.

Transportation

The Evening Star Mine is located in the Piute Mountains of Kern County at an elevation of 7,800 feet MSL. Site access is provided via paved, all season highways (State Route 178 and Kelso Valley Road) terminating in approximately 17 miles of graded dirt and gravel road. This dirt road is well maintained and snow removal by the Company for 17 miles during the winter provides year-round access to the project site. The Piute Mountains experience only moderate snowfall during the winter, and it is estimated that snow removal would be limited to an average of six episodes per year clearing approximate four to twelve miles of roadway.

Power

An existing Company-owned diesel power plant, producing approximately 400kW of power, provides electricity necessary for the operation of the mine. Maintenance of the access roadways will provide for timely truck delivery of fuels for the power plant. The existing storage facility will be expanded to approximately 6,000 gallons, or one week of fuel supply. Typical operation will include semi-weekly fuel deliveries.

Water Supply and Waste Disposal

Water for mining, dust control, and domestic use will be provided by water wells proximate to the project site. Domestic and process demand is estimated to be 15,000 gallons per day (10.4gpm). Storage tanks will allow for constant well pumping rates and fluctuating demands.

Domestic wastewater disposal will be via standard septic tank and leach field systems located adjacent to their respective sources. Process wastewater will be recycled and reused in the process, with the only process discharge comprising the moisture contained within the spent ore, estimated at 4,400 gallons per day.

Financing

Between February 1, 1996 and August 6, 1996, APT sold $196,000 of Industrial Revenue Bonds ("Bonds"). The Bonds were sold in Germany and Austria by Senator Securities Corporation, Dusseldorf, Germany ("Senator"). The Bonds are zero discount bonds issued in denominations of $12,500 with maturity dates between one to five years. Upon maturity, APT must pay $12,500 U.S., plus interest at 9% per annum, or deliver One Kilo of Internationally Hallmarked 99.99 Fine Gold Bullion (32.15 Troy Ounces). As of March 31, 1997, APT owed $337,500 on these Bonds of which $112,500 is due on or before December 31, 1997.

Between June 1, 1996 and January 15, 1997, APT sold $735,000 of 9% Investment Certificates ("Certificates"). The Certificates were sold in Germany and Austria by Senator and by Atlantic Pacific Finanzprodukte, GmbH ("APF"), the Registrant's wholly-owned subsidiary. The Certificates provide for interest at 9% per annum payable with principal at maturity. The Certificates mature between one and five years from date of purchase. As of March 31, 1997, APT owed $1,130,200 on these Certificates of which $529,500 is due on or before December 31, 1997.

Between September, 1995 and September, 1996, APT sold $444,000 of Gold Ore Contracts ("Contracts") in One Kilo Units. Each Unit was sold for $9,645. There are 32.15 troy ounces in one kilo. All contracts were sold in Germany and Austria by Senator. All Contracts are due within one year of purchase. As of March 31, 1997, there were $273,000 Contracts owing by APT, all of which are due and payable on or before December 31, 1997.

On November 1, 1996, APT began selling, through APF, 9% Bond Certificate/Convertible to Gold (the "9% Bond"). The total face amount offering is 45,000,000 Deutsche Marks. At an exchange rate of 1.5 DEM (one and one-half Deutsche Marks) to 1 (one) U.S.Dollar, the total face amount in U.S. Dollars is $30,000,000. From this offering, the total net capital to APT, assuming the entire offering was sold out, and assuming a 1.5 to 1 exchange rate, would be DEM35,009,280, or U.S.$23,339,540. The 9% Bond is non-interest bearing, but is issued to an interest-bearing account, in which the difference between the issuing price and face value meets an effective yield of 9% per annum. The 9% Bonds are issuable only as fully registered bonds in denominations of 600 Deutsche Marks ("DM600") and may be increased by denominations of DM600. The 9% Bonds mature between one and five years from date of purchase. The Bearer of the 9% Bond shall, within 60 days prior to the maturity date of the 9% Bond, notify APT of the Bearer's election of either (A) payment in cash in the Principal Amount of the 9% Bond paid in Deutsche Marks, or (B) receive payment in the form of one ounce of gold bullion issued to Bearer at the rate of one ounce for every DM600 owed to Bearer by AT, or (C) Bearer shall receive payment in cash in the amount of the market value of the gold bullion at the maturity date, with the cash payment being in Deutsche Marks. The 9% Bonds are being issued and are subject to a Trust Resolution dated October 1, 1996 and a Prospectus dated October 28, 1996. Both the Trust Resolution and the Prospectus were prepared by attorneys for the German selling agents. The 9% Bonds are only being offered for sale in Germany and Austria. Through March 31, 1997, $316,611 9% Bonds were sold of which $37,968 is due within one year.

Assignment of Assets

In connection with the sale by APT of Bonds, Certificates, Contracts and 9% Bonds (the "Securities"), APT has assigned its eight mineral claims, known as the Evening Star Mine, to Benjamin C. Rice, Esq. ("Trustee"), a director of the Company, to be held in trust for a term of ten years or until all obligations owed on the Securities are fully satisfied. The Trustee will allow APT to remove and process gold ore from the Evening Star Mine for delivery and payment of Securities as they mature. APT may also remove additional gold ore to cover expenses only but may not remove any gold ore for any other purpose until all the Securities have been fully paid. Upon default, the Trustee may cause the gold ore to be refined by a third party refiner or he may sell the claims to pay all indebtedness evidenced by the Securities.

Regulation

The Company's operations are subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior, the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations. The Company intends to spend substantial time, effort and funds in planning, constructing and operating its proposed facilities to ensure compliance with U.S. environmental and other regulatory requirements. Such efforts and expenditures are common throughout the U.S. mining industry and generally should not have a material adverse effect on the Company's competitive position.

Legislation to change the general mining laws applicable to operations on federal lands has been introduced into the 105th Congress, which convened in January 1997, and additional introductions are expected. The result of such proposals is speculative.

Risk Factors

Mining and Processing

The Company's business operations are subject to risks and hazards inherent in the mining industry, including but not limited to unanticipated variations in grade and other geological problems, water conditions, surface or underground conditions, metallurgical and other processing problems, mechanical equipment performance problems, the unavailability of materials and equipment, accidents, labor force and force majeure factors, unanticipated transportation costs and weather conditions, any of which can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.

In the case of development projects, including new pits or underground mines at currently operated properties or expansions of existing mines, although the Company utilizes the operating history of its existing mines to derive estimates of future operating costs and capital requirements, such estimates may differ materially from actual operating results. The economic feasibility of any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing.

As a result of the foregoing risks, among other things, expenditures on any and all projects, actual production quantities and rates, and cash costs may be materially and adversely affected and may differ materially from anticipated expenditures, production quantities and rates, and costs, just as estimated production dates may be delayed materially, in each case especially to the extent development projects are involved. Any such events can materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

Uncertainty of Reserve and Other Mineralization Estimates

There are numerous uncertainties in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Registrant. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years. See "Gold and Silver Price Volatility." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will not be less than anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. If the price realized by the Registrant for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Registrant potentially could experience reductions in reserves and asset write-downs. Under certain circumstances, the Registrant may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

Gold and Silver Price Volatility

The profitability of the Registrant's current operations is directly related and sensitive to the market price of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Registrant's control, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, forward selling by producers, central bank sales and purchases of gold and silver, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors.

The current demand for, and supply of, gold and silver affect the prices of such minerals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Registrant's cash costs of production and remain at such levels for any sustained period, the Registrant could determine that it is not economically feasible to continue commercial production at any or all of its mines. Although the Registrant has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful.

Exploration and Development

Exploration for gold and related precious metals is highly speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that the Registrant's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's Proven or Probable Ore Reserves. If Proven or Probable Ore Reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Registrant's exploration programs will result in new reserves or that the Registrant's development program will be able to extend the life of the Registrant's existing mines.

Insurance and Mining Risks

The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, encountering unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Registrant's mine operator, Emtec, maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the Registrant believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Registrant or to other companies within the industry on acceptable terms.

Competition

The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant's executive offices are located in rented premises of approximately 12,960 square feet at 4750 Kelso Creek Road, Weldon, California 93238. The leased facilities are known as the Weldon Research Center. They include approximately 37.5 acres of chainlink fenced land, 12,960 square feet of buildings, including a scale house, guardhouse, a 300' x 12" water well, lab/shop, refinery buildings and domestic power. The Registrant has a five-year lease on the premises at $3,000 per month rental renewable for like terms. The Registrant considers the facilities adequate for current needs.

Evening Star Mine Group

Registrant owns eight unpatented mining claims located on Piute Mountain, Kern County, California. Unpatented mining claims only give the Registrant possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements through September 1, 1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a maintenance fee of $100 per claim per year for each assessment year. State law may, in some instances, still require performance of assessment work.

The present status of the Company's properties as unpatented mining claims located on public lands of the U.S. allows the claimant the exclusive right to mine and remove valuable minerals, such as precious and base metals and industrial minerals, found therein, and also to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. Accordingly, with an unpatented claim, the U.S. retains many of the incidents of ownership of land, the U.S. regulates use of the surface, and the Company remains at risk that the claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims. If there exists a valuable deposit of locatable minerals (which is the requirement for the unpatented claim to be valid in the first place), and provided certain levels of work and improvements have been performed on an unpatented mining claim, the Mining Law of 1872 authorizes claimants to then seek to purchase the full title to the claim, thereby causing the claim to become the private property of the claimant. Such full ownership expands the claimant's permissible uses of the property (to any use authorized for private property) and eliminates the need to comply with maintenance and reporting requirements necessary to protect rights in an unpatented claim.

For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. As of December 31, 1995, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $400 per ounce, would have an approximated $12 to $16 per ounce impact on the Company's costs of production from unpatented mining claims.

APT entered into a lease in July, 1995, with Sequoia Trust, which is controlled by some of the officers and directors of the Registrant. See "Item 12. Certain Relationships and Related Transactions." The lease terminates in July, 2000, unless renewed by mutual consent of the parties, so long as minerals are being mined, processed or marketed from the property on a continuous basis with no cessation of operations for more than 120 consecutive days. APT is required to pay $3,000 per month, plus a 12% royalty of the "gross value of metals and other leased substances recovered from the refining of ores" from the property.

The leased properties consist of 57 acres and include three patented mining claims. The Company plans to construct its main refinery and support buildings on this land upon the successful completion of Phase I. One of the patented mines was preliminarily explored by drilling eight 45-degree holes approximately 200 feet apart and to a depth of 700 feet. A commercial grade ore body was encountered and estimated to be 17 to 36 feet wide. The Company intends to redrill this area in order to reconfirm and more precisely estimate the size and quantity of such ore body.

Also in July, 1995, APT leased from Sequoia Trust property in Weldon, California, known as the Weldon Research Center, for $3,000 per month. William
M. Moreland, Chief Operating Officer of the Company, is a Trustee for Sequoia Trust. The lease terminates in July, 2000, unless renewed under like terms by mutual consent of the parties. The property consists of 12,960 square feet of mill buildings, a laboratory, office, shops and refinery buildings, approximately 37.5 acres of fenced land. The property also contains a 300-foot water well, scale house, guardhouse and domestic power.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock was inactive for from June 23, 1984 until March, 1997, when it began trading. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market".

The following table sets forth the range of bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

         1997                                         Bid     Asked

         Quarter ending 3/31/97                      $5.00    $5.25
         Quarter to May 30, 1997                      6.50     7.00

(a)  Holders:
         The approximate number of holders of record of Common Shares, as of March 31, 1997, was 743.

(b)  Dividends:
         The Company has not paid cash dividends on its common stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.


I. Gerant emerged from its Chapter 11 proceeding in August 1996. Prior to that date, the reorganization with Xplorer, S.A., Gerant had no significant operations, cash flows, or changes in financial condition, and was inactive since January 1, 1994. Legal fees incurred during the bankruptcy period are presently being paid by the Company.

II.      Plan of Operation

         The Registrant is preparing for the construction of a Pilot Plant to process both new and existing ore of the Evening Star Mine (the "Mine") location. Upon the receipt of the capital, the Pilot Plant will commence simultaneously with the Filing of the Form 10-KSB for the year ended December 31, 1996. The Pilot Plant will demonstrate the feasibility of extraction of the precious metals contained within the ore.

         The Pilot Plant should be in operation continually until the full operating plant is completed and in operation.

III. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Registrant is a development stage enterprise and, as such, is incurring expenses related to the development of the Mine and the preparation for the beginning of the Pilot Plant. Funds for these purposes have been raised through the sale of Forward Gold Contracts, sale of Industrial Bonds in Europe, and the strategic placement of equity securities. These activities are necessary to assure the funding of anticipated operating costs and the satisfaction of the $1.2 million negative working capital.

         It is not anticipated that income from the Pilot Plant will commence before the end of the summer of 1997. As a result, it is essential for management to continue its fund raising activities until this income source commences and continuing afterwards until the full operation is in progress.

         Registrant continues its efforts towards achieving a profitable operation and, although management is confident of achieving that goal, Registrant cannot assure its shareholders that it will be successful in operating a profitable business.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 Page
         Report of Independent Auditor.........................   F-1

         Consolidated Balance Sheet............................   F-2

         Consolidated Statement of Operations for the year
            ended December 31, 1996.......................       F-3

         Consolidated Statement of Shareholders' Equity for the
            year ended December 31, 1996..................       F-4

         Consolidated Statement of Cash Flows for the year
            ended December 31, 1996.......................       F-5

         Notes to Financial Statements....................       F-6


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  XPLORER, S.A.

                                DECEMBER 31, 1996

                                  XPLORER, S.A.
                                DECEMBER 31, 1996





                                Table of Contents

                                                                 Page

Independent Auditors' Report                                      F-1

Consolidated Balance Sheet                                        F-2

Consolidated Statement of Operations                              F-3

Consolidated Statement of Stockholder's Equity                    F-4

Consolidated Statement of Cash Flows                              F-5

Notes to Consolidated Financial Statements                        F-6

                             JAY J. SHAPIRO, C.P.A.
                           A Professional Corporation

                             16501 Ventura Boulevard
                                    Suite 650
                            Encino, California 91436
                     Tel. (818) 990-4878 Fax (818) 990-4944


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of XPLORER, S.A.:

         We have audited the accompanying consolidated balance sheet of XPLORER, S.A. (the "Company"), a development stage enterprise, as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from August 1, 1996 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the period August 15, 1996 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As of December 31, 1996, the Company has significant negative working capital and exposure to financial uncertainties (See Notes 1 and 2).


April 30, 1997


                                                JAY J. SHAPIRO, C.P.A.
                                                a professional corporation

                                  XPLORER, S.A.
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 1996

Assets
Current Assets:
Cash                                                            $   166,000
Note receivable (Note 5)                                             16,000
Marketable securities (Note 4)                                      226,400
Prepaid commissions                                                 210,000
                                                                -----------
Total Current Assets                                                618,400

Property, plant & equipment - net (Notes 6, 8 & 12)               3,404,400
Other investments (Notes 7 and 11)                                1,019,000
                                                                -----------
Total Assets                                                    $ 5,041,800
                                                                ===========
Liabilities and Shareholders' Equity
Current Liabilities:
Gold contracts (Note 12)                                            273,000
Zero-coupon bonds - Current                                         915,000
Related party payable (Note 13)                                     149,000
Note payable (Notes 7 and 11)                                       450,000
Payroll obligations                                                   3,200
Other accrued expenses                                               38,000
                                                                -----------
Total Current Liabilities                                         1,828,200

Accrued legal fees (Note 10)                                        147,000
Long-term zero-coupon bonds,                                        552,700
Minority interest in consolidated subsidiary (Note 8)               852,000
                                                                -----------
                                                                  3,379,900
Commitments and contingencies (Notes 2, 7, 8, 9, 11, 12 & 13)

Shareholders' Equity :
Preferred stock, par value $0.001;
  authorized 15,000,000 shares;
  convertible beginning in 2006;
  1,280,550 shares issued and
  outstanding                                                         1,300
Common stock subscribed                                               1,000
Common stock, $0.001 par value; authorized
  60,000,000 shares; 18,554,000 shares
  issued and outstanding                                             17,600
Capital surplus                                                   2,546,000
Deficit accumulated during the development stage                   (904,000)
                                                                -----------
Total shareholders' equity                                        1,661,900
                                                                -----------
Total Liabilities and Shareholders' Equity                      $ 5,041,800
                                                                ===========

 The notes to the financial statements are an integral part of these statements

                 XPLORER, S.A. (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996



Revenue (Note 1)                                         $        0
                                                         ----------
Expenses:
  Compensation                            ($128,600)
  Professional fees                        (113,500)
  Commissions                              (450,900)
  Interest                                 (171,700)
  Administrative and depreciation          (207,000)
                                           ---------
     Total                                               (1,071,700)

Other income (expense):
  Gain on marketable securities-net                          37,000
  Interest income                                            48,400
  Loss on settlement of gold contracts                     (106,000)
                                                         ----------
      Total                                                 (20,600)

Net Loss Before Minority Interest in Loss of Company     (1,092,300)


Minority Interest in Loss of Company                        340,300
                                                         ----------


Net Loss                                                 ($752,000)
                                                         ==========



Net Loss per Share                                           ($.05)
                                                         ==========



Weighted Average Number of Shares                        16,800,000
                                                         ==========

The notes to the financial statements are an integral part of these statements

                 XPLORER, S.A. (a development stage enterprise)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Notes 1, 2,3, and 8)
                          Year Ended December 31, 1996

                                  Common stock      Preferred Stock
                                   ($.001 par)         ($.001 par)      Capital    Accumulated  During
                                Shares    Amount    Shares   Amount     Surplus     Development Stage    Total
                                ------    ------    ------   ------     -------    -------------------   -----

Balance, January 1,
1996                                                                       52,000        (52,000)               0

Balance,
August 15, 1996
reorganization with Gerant
pursuant to the Plan
(August, 1996)               15,603,000  $15,600   1,043,000  $1,000   $1,994,600                      $2,011,200

Stock issued to special
creditors pursuant to the
Plan (September, 1996)          996,000    1,000                           98,600                         $99,600

Preferred stock issuance
to Atlantic beneficiary
for 189,960 LLC's
(December, 1996)                                     237,550     300      207,300                         207,600

Dividend waiver
on preferred stock
(December 1996)               1,000,000    1,000                           99,000       (100,000)               0

Stock issued to employees
and consultants for
professional services
(December, 1996)                955,000    1,000                           94,500                          95,500

Net loss for period                                                                     (752,000)        (752,000)
                             ----------  -------   ---------  ------  -----------      ---------        ---------
Balance, December
31, 1996                     18,554,000  $18,600   1,280,550  $1,300   $2,546,000      ($904,000)      $1,661,900
                             ==========  =======   =========  ======  ===========      =========        =========


The notes to the financial statements are an integral part of these statements

                 XPLORER, S.A. (a development state enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Period August 15, 1996 (Inception)
                              to December 31, 1996

Net loss                                                    ($  752,000)
Adjustment to net cash used by operations:
Minority interest in net loss of Company                       (340,300)
Depreciation and amortization                                   181,900
Accretion of interest                                           160,400
Gain on marketable securities                                   (37,000)
Accrued expenses and other liabilities                           40,200
Related party payable                                           149,000
Accrued Gerant obligations                                     (140,000)
Prepaid commissions                                            (210,000)
Other                                                           (71,500)
                                                            -----------
  Total adjustments                                            (267,300)
                                                            -----------
Net cash used by operations                                  (1,019,300)

Financing activities:
  Sale of Atlantic units for cash                               458,300
  Proceeds from sale of investment contracts                  1,375,000
  Repayment of gold contracts                                  (325,000)
  Note payable                                                  450,000
                                                            -----------
  Net cash provided by financing activities                   1,958,300
                                                            -----------
Investing activities:
  Computer equipment purchases                                   (8,000)
  Mining property expenditures                                 (527,000)
                                                            -----------
  Acquisition of marketable securities                       (1,130,000)
  Proceeds from marketable securities                           911,000
  Gerant creditor expenditures                                 (355,000)
                                                            -----------
  Net cash used by Investing Activities                      (1,109,000)
                                                            -----------
Decrease in cash                                               (170,000)

Cash - August 15, 1996 (Note 3)                                 336,000
                                                            -----------
Cash - December 31, 1996                                    $   166,000
                                                            ===========
Supplemental cash flow information:
  Income taxes paid                                                 800
                                                            ===========
  Interest paid                                             $    11,300
                                                            ===========

During 1996, Atlantic exchanged 110,000 LLC units for commercial properties ($500,000 value) and professional services. The Company issued 1,995,000 shares of common stock for compensation and a preferred stock dividend.

 The notes to the financial statements are an integral part of these statements

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 1   Organization and Presentation:

         XPLORER, S.A., the "Company" (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996 which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

         Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court (the "Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the Articles of Incorporation and By-laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, XPLORER, S.A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock which were valued in aggregate at $53 million by the Court. The historical determinable value in accordance with generally accepted accounting principles was $2,011,200 and the Company accounted for the transaction as a quasi-reorganization.

         The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of this date.

         The Company, a development stage enterprise, anticipates obtaining sufficient cash resources in 1997 from the sale of investment contracts, warrant exercise, operations, or private placement of equity securities. Such proceeds are necessary to assure the funding of anticipated operating costs and satisfaction of $1.2 million in negative working capital as of December 31, 1996.

         Presentation:
         ------------
         The Company intends to engage in the development of natural resource properties. As of 12/31/96 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of December 31, 1996. The accounts of this entity, which made a $355,000 loan to Gerant as part of the Plan, are included in these consolidated financial statements and all significant inter-company transactions have been eliminated. The loan was converted to common stock special units of the Company(Note 8).

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


Note 1   Organization and Presentation (cont'd):

         Gerant had net assets of approximately $52,000 (Note 3) and insignificant operations from January 1, 1994 to August 15, 1996. The quasi-reorganization of this entity resulted in retained earnings of -0- as of January 1,1996.


Note 2   Summary of Significant Accounting Policies:

         Mining Properties:
         -----------------
         Mining properties are reflected in property, plant, and equipment at cost of acquisition and development. Costs include efforts to remove ore and waste, exploration, development of new ore bodies and defining further mineralization in existing ore bodies. These costs are deferred and will be charged to operating costs utilizing the unit-of-production method in the period in which commercial production occurs.

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

         Revenue Recognition:
         -------------------
         Revenue is recognized when title to delivered gold or other precious metals passes to the buyer.

         Reporting Currency:
         ------------------
         While the Company has significant financing transactions denominated in German currency, its operations are located in the U.S. Accordingly, all financial information regarding these transactions is translated into U.S. dollars and no material transaction effect exists at December 31, 1996.

         Loss Per Share:
         --------------
         The loss per share is calculated using the weighted average number of shares outstanding. Warrants outstanding are anti-dilutive and are not included.

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the period Ended December 31, 1996


Note 2   Summary of Significant Accounting Policies (cont'd):

         Property, Plant & Equipment and Depreciation:
         --------------------------------------------
         All property, plant and equipment is stated at cost and depreciated on a straight-line basis over individual useful lives - three years (computers), five years (mining equipment), and units-of- production once mining property is at the operational level.

         Financial Uncertainties:
         ------------------------
         The Company is in the development stage and has experienced a net loss of $752,000. The loss is principally due to commissions and interest associated with the 1996 German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred (See Note 9).

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

         The carrying values of investment contracts involving gold settlement are re-measured using the market value of gold at the balance sheet date($369 per troy ounce). The price of gold has decreased as of the report date.

         Income Taxes:
         ------------
         XPLORER, S.A. and its predecessor company have a substantial net operating loss of an uncertain amount as of December 31, 1996. Prior year tax returns are now being prepared.

         Common Stock Issuance:
         ---------------------
         Shares issued to Gerant special creditors, employees, consultants, and preferred shareholder of the Company are valued at the nominal value of $.10 per share. Common stock Units include one share of stock and a warrant to acquire an additional share at 70% of market value.

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


Note 2   Summary of Significant Accounting Policies (cont'd):

         Use of Estimates:
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3   Quasi-Reorganization:

         Gerant changed its corporate name to XPLORER, S.A pursuant to an exchange of stock and the provisions outlined in the Plan.

         The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly-formed XPLORER, S.A. was:

                                                                 $000's
                                                                 ----
         Cash (Note 8)                                            335
         Other current assets                                      17
                                                                -----
                                                                  352
                                                                -----
         Net fixed assets                                           3
         Investments                                              500
                                                                -----
         Total Assets                                           $ 855

         Current liabilities                                     (298)
         Pre-petition liabilities                                (150)
         Atlantic advance (Note 8)                               (355)
                                                                -----
         Total liabilities                                       (803)
                                                                -----

         Net Assets                                             $  52
                                                                =====



         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company. Such units had a nominal book value of $1.50. These transactions created a valuation for the Company's new common and preferred stock issuance of $2,011,200.

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Period Ended December 31, 1996


Note 4   Marketable Securities:

         The amounts disclosed below represent marketable securities of the Company. All securities have been classified as "trading" and were sold as of 12/31/96.
                                                         Cost     Fair Value
                                                         ----     ----------
         Equity securities                            $ 211,400   $ 243,900

         Options - equity securities                    (15,000)    (17,500)
                                                      ---------   ----------

                                                      $ 196,400   $ 226,400
                                                      =========   ==========

         At December 31, 1996, gross unrealized gains were $30,000 and realized gains were $7,000. Most options are covered call positions thereby limiting any market risk to the Company.

         The Company does not use derivatives financial instruments for speculative purposes. The Company enters into gold equity investments to manage exposure to changes in gold prices. Such agreements are used to participate in a rising gold price and the Company's undelivered commitments.


Note 5   Note Receivable:

         SYM-TEK filed Chapter 11 bankruptcy proceedings with Gerant as a creditor. The amount of $16,000 was received on January 23, 1997 and used to pay legal obligations of Gerant's bankruptcy proceeding.

Note 6   Property, Plant and Equipment:

                                                         Accumulated    Net Book
                                                Cost     Depreciation    Value
                                                -----    ------------    -----
         Computer equipment                  $   11,100  ($    1,900) $    9,200
         Development costs - Evening  Star    2,666,000                2,666,000
         Mining equipment - Evening Star        909,200     (180,000)    729,200
                                             ----------  -----------  ----------
                                             $3,586,300  ($  181,900) $3,404,400
                                             ==========  ===========  ==========

         The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13).

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 7   Other Investments:

         The Company holds a $500,000 full recourse promissory note at 8% interest per annum, payable monthly and principal due August 18, 1997. This note is secured by 500,000 Class C Units of United Realty Group Limited Partnership redeemable by issuer at $1.00 per unit in August 1997 and 75% tenant in common interest in the net proceeds from the Southwood Plaza Shopping Center in Charlotte, North Carolina. The property presently generates positive cash flow. However, the Company has elected not to reflect a $400,000 non-recourse promissory note secured only by 400,000 units of United Realty Group Partnership. Interest on the $500,000 note of $3,333 has been received on a monthly basis during 1996.

         Atlantic owns 100% of the common stock of a company that has two investments in commercial property located in Bakersfield, California. The net realizable value of this investment is $500,000 as of December 31, 1996.

         Atlantic owns 466,000 shares of XPLORER, S.A. This investment is 59% eliminated in consolidated financial statements and reflected at a nominal value of $.10 per share or $19,000.

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

         APT was funded by sale of investment contracts, precious metal forward contracts, and equity units ("LLC"). The Company owns 1.254,960 LLC units as of December 31, 1996(59%).

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 8   Atlantic Pacific Trust, L.L.C. (cont'd):

         APT made a loan to the Company for $355,000 that was converted to Company special units (one share of common stock and one B warrant and C warrant each exercisable within five years at $2.00 and $3.00 per share, respectively) and paid a Gerant creditor $110,000 in exchange for 111,667 shares of the Company's common stock These funds were used by the Company to pay Gerant creditors according to the Plan. At December 31, 1996, the value of 275,334 shares(59% of 466,667) has been eliminated upon consolidation.

         The Plan provided that Compania Comerciale Atlantis, S.A. would exchange 500,000 of it's LLC units for 1,250,000 preferred shares of the Company. However, only 417,200 units were exchanged for 1,043,000 preferred shares under this Plan. In December 1996, this company did exchange 189,960 units for an additional 237,550 shares of preferred stock. The preferred stock is partially convertible to ten shares of common stock at the end of six years and had a dividend of 1.00% per month payable in common stock at time of conversion. In December 1996, the preferred stockholder agreed to waive all present and future preferred dividend rights for the future issuance of 1,000,000 common shares of the Company.

         The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a reverse split to 400,000 shares which were to be exchanged pursuant to the Plan for 400,000 common stock Units (287,000 were issued as of 12/31/96) of the Company

Note 9   Fair Market Information (Unaudited):

         Atlantic Pacific Trust internal financial statements reflect a fair market value of $110,000,000 that was accepted by the U.S. Bankruptcy Court in the Plan. The result of these transactions with Gerant is that the Company is controlled by beneficial holders of Atlantic.

         Each year, Atlantic management estimates ore reserve and prepares a comprehensive mining plan for the then-anticipated remaining life of the mining property. The gold price used in estimating the Company's ore reserves at December 31, 1996 was $369 per ounce. Other metals could also be present in the ore reserves.

                XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 9  Fair Market Information (Unaudited) (cont'd):

         Significant changes to the Company's plans could occur as a result of mining experience, new ore discoveries, changes in mining process, new investment in equipment and technology, Also, permits may not be renewable under the same terms and conditions as originally granted, exploration could not result in recoverable metals, and the anticipated pilot refinery could not be completed and other factors.

         The Company's management provides no assurance as to the outcome of any of these matters and resulting adjustments could be material to the Company's financial condition and operations.

         Given the above uncertainties, Atlantic utilizes the values for its gold resources based upon the updated report of Christopher L. Pratt, Geologist, dated December 31, 1996, as to the proven reserves summarized as follows:

         Reserves in ounces of gold
           (1.5 average ounces per ton)                         435,000
         Less 10% projected loss factor                        ( 43,500)
                                                                -------
         Projected recoverable ounces                           391,500
         Market price of gold (per ounce)
           @ 12/31/96                                          x   $369
                                                            -----------
         Projected gross revenue                           $144,463,000
         Less projected extraction cost of
           $210 per ton, times 290,000 tons                 (60,900,000)
                                                             ----------

         Net Projected Value                                $83,563,000
                                                            ===========
         The Company's projected share @ 59%                $49,302,000
                                                            ===========

         The Company's management in compliance with applicable reporting guidelines has downgraded the proven reserves (measured reserves) to Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further mineralization studies, additional drilling and sampling, and geological feasibility analyses.

Note 10  Accrued Legal Fees:
         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill & Klausner (the" Firm"). Upon the purchase, Atlantic intends to exchange the claim for 257,000 of its Xplorer, S.A. common stock special units. During 1996, the Firm was paid $159,000 and a bonus of 100,000 shares of Company common stock.

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


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

Note 12  Investment Contracts Payable:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of December 31, 1996, the balance is $273,000. The Company has covered its gold risk on outstanding contracts up to $369 per ounce.

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of December 31, 1996 the balance is $337,500 and interest expense of $28,100 has been accreted.

         c) Zero-coupon contract payable in 5,000 German Duetsch Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of December 31, 1996 is $1,129,500 and interest expense of $132,300 has been accreted.

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

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 1996

Investment contracts are due as follows:

          1997                                                  $1,188,000
          1998                                                     267,000
          1999                                                     150,000
          2000                                                      45,000
          2001                                                      86,700
          2002                                                       4,000
                                                                ----------
         Total                                                  $1,740,700
                                                                ==========

Note 13  Related Party Payable:

         In 1995, Atlantic entered into agreements with Sequoia Trust, a related party, to lease surface and mineral rights related to 57 acres of land adjacent to Evening Star Mine and certain improved real property known as the Weldon Research Center for total cost of $6000 per month. These lease are renewable after a five year term and require a future minimum annual payment of $72,000 to Sequoia Trust. Total charges capitalized to development during 1996 were $104,000.

         These properties provide the Company with the opportunity to develop three patented mining claims with probable commercial grade ore (12% royalty due to Sequoia Trust), construct a primary ore processing refinery, and utilize 13,000 square feet at the Weldon Research Center for its mineralization analyses and other testing procedures.

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the all eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pay EMTEC bi-monthly at invoiced cost plus 18% overhead. Total charges capitalized to development during 1996 were $459,000.

         As of December 31, 1996 the Company owes these entities $147,000 for past services and such amount is accrued into development costs for Evening Star Mine (See Note 6).

Note 14  New Accounting Pronouncements:

         Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121) requires that long-lived assets be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement as of December 31, 1996 had no material effect on the consolidated financial statements.

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 1996



Note 14  New Accounting Pronouncements (cont'd):

         Statement of Financial Accounting Standards Nos. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and accordingly, has elected to continue to apply the intrinsic value based method.

         In June, 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and
         Extinguishments of Liabilities" (SFAS No. 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 was issued. The adopting of SFAS No. 125 is not expected to have any impact on the financial statements of the Company.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                       Age                 Position
----                      ----                 --------
Steven B. Mortensen         36     Chairman of the Board and Secretary

Thomas C. Roddy, PE.        44     Director, President and Chief
                                   Executive Officer

William M. Moreland         48     Chief Operating Officer
                                   and Director

Jon W. Bice                 52     Director, Treasurer and Chief Financial
                                   Officer

Joyce J. Pellet             60     Director

Benjamin C. Rice            58     Director

Steven B. Mortensen has been Chairman of the Board and Secretary since July, 1996. Mr. Mortensen majored in computer science and math at Brigham Young University. Mr. Mortensen is also responsible for investor relations for the Company and its subsidiaries, including overseeing its European operations. Mr. Mortensen served as Trustee of Atlantic Pacific Trust and as Manager of Atlantic Pacific Trust, LLC. Mr. Mortensen's experience is in real estate, mining development, and public relations. He is also co-trustee of Rocky Mountain Trust. In that capacity, he is solely responsible for asset management and all investments. Previously, in 1991, Mr. Mortensen was senior vice president of the "B" paper division of Trump Mortgage Group Inc. Mr. Mortensen's other past positions include: President of North Star Industries, a mining, residential and commercial contractor; President and owner of Hillcrest Development and Land, a land and mine development company; Sales and Marketing Director of Mortensen Construction and Lifestyle Homes, Inc.

Thomas C. Roddy has been President, Chief Executive Officer and a director since July, 1996. Mr. Roddy is a registered civil engineer in the State of California. He received a B.S. in civil engineering from California State University, Fresno in 1978. From 1978 through 1985, Mr. Roddy was a senior engineer for Boyle Engineering Corporation, Bakersfield, California. Since 1985, Mr. Roddy has been a consulting engineer in Bakersfield, California. His engineering background is extensive and includes experience as project manager/engineer for various mining projects in California and Nevada, engineering superintendent for construction of the Almond Power Plant near Modesto, California, extensive experience in road, sewer water, and drainage system design, and engineering services related to Santa Fe Energy Company and Shell Western Exploration and Production Co. for the construction of enhanced recovery facilities. Mr. Roddy is a former member of the Kern County Air Pollution Control District Hearing Board.

William M. Moreland has been Chief Operating Officer and a director of the Company since April, 1997, and a consultant to the company since August, 1996. Mr. Moreland has been in the mining business since he was a child, working with his father and grandfather on the Moreland Mines. He has been a consultant to several mining companies on various mining projects, including platinum, silver and gold. From 1971 through 1985, Mr. Moreland was the owner of a commercial and residential contracting company and held a Class A General Engineering License and Class B General Building License from the State of California. Mr. Moreland has constructed processing mills and has designed a proposed Pilot Mill for the Company's Evening Star Mine. Mr. Moreland is a Co-Manager of Emtec, LLC, the mine operator of the Evening Star Mine, and he is a Trustee of the Sequoia Trust and a Co-Manager of Atlantic Pacific Trust, LLC, a majority-owned subsidiary of the Company. Mr. Moreland's over 40 years of experience in assay procedures, precious metals refining, mine development and production is a valuable asset of the Company.

Jon W. Bice has operated his own accounting and tax business since 1971. He prepares over 600 individual tax returns, 40 corporate returns, and 15 partnership returns per year. His tax practice is national with clients in 29 states, ranging from shall, individual businesses to $100 million multi-national corporations. Mr. Bice is licensed to practice before the Internal Revenue Service and the United States Tax Court on tax matters, and performs an estimated annual average of 100 to 125 tax and examination audits. Mr. Bice has been the CFO for other corporations in the past whose sales ranged from $36 million per year to $100 million in international sales.

Joyce J. Pellet presently serves as trustee of Bedrock Trust, which owns and manages several rental properties. She also actively serves as trustee for Sequoia Trust and was co-trustee of Atlantic Pacific Trust. Ms. Pellet presently serves as one of the Managers of EMTEC, LLC, which is the mine operator for Atlantic Pacific Trust's mining properties.

Benjamin C. Rice is an attorney licensed to practice in the State of Idaho. He received a B.S. in psychology and economics from Brigham Young University in 1964 and a juris doctor degree from Golden Gate university in 1971. He has been engaged in the private practice of law since 1988, specializing in constitutional law, trust, tax law, asset protection and mining law. He serves as corporate counsel for several corporations and trusts, including Atlantic Pacific Trust and Emtec, Inc. Mr. Rice has been a law professor at National University and has served as general counsel for an operating mining company, Toone-Mitchell Mining Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant and Exchange with copies of all Section 26(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

All of the officers, directors and ten percent shareholders , including Messrs. Moreland, Roddy, Mortensen, Bice and Rice, Ms. Pellet, and Atlantic Pacific Trust, LLC, failed to report timely on Form 3s when they had become directors, officers and ten percent shareholders of the Registrant at the confirmation by the Bankruptcy Court of the Third Amended Plan in August 1996. Procedures and controls have been instituted to assure future compliance with Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $10,000 during the fiscal year ended December 31, 1996. All executive officers as a group (three persons) received cash compensation of approximately $30,000 during the fiscal year ended December 31, 1996. Beginning January 1, 1997, the Company has agreed to pay to Messrs. Mortensen, Roddy, Moreland and Bice an annual salary of $60,000 for each person. Bonuses, based on sales and revenues, may be paid to such employees at the discretion of the Board of Directors. There are no written employment agreements with any employee of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information, as of May 30, 1997, with respect to the beneficial ownership of the Registrant's Common Stock, par value $.001 per share, by holders of more than five percent of the Registrant's Common Stock, by each director and executive officer of the Registrant, and by all directors and officers of the Registrant as a group.

Name and Address                     Number of Shares              Percent
of Beneficial Owner                 Beneficially Owned(1)        of Class(2)
-------------------
Steven B. Mortensen                       425,000 (3)                2.4
Thomas C. Roddy                            50,000                     *
William M. Moreland                        50,000 (4)                 *
Jon W. Bice                                70,000                     *
Joyce J. Pellet                            35,000 (4)                 *
Benjamin C. Rice                           10,000                     *
Compania Comercial Atlantis, S.A.       1,000,000 (5)                5.4


*      Less than one percent (1%).

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above and the address for each beneficial holder is in care of the Company.

(2)    Based upon 18,782,445 shares of Common Stock outstanding.

(3) Does not include 125,000 shares in the Hughes Irrevocable Trust for the benefit of Mr. Mortensen's wife. Mr. Mortensen disclaims any beneficial interest in these shares.

(4) Does not include 750,000 shares held by the Sequoia Irrevocable Trust of which Mr. Moreland's and Mrs. Pellet's adult children are the beneficiaries. Mr. Moreland and Mrs. Pellet are the trustees of the trust and both disclaim any beneficial interest in these shares.

(5) The address for this beneficial holder is P.O. Box 5747-1000, San Jose, Costa Rica, C.A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 15, 1995, the Company's majority-owned subsidiary entered into the following agreements:

a) A lease from Sequoia Trust of approximately 57 acres of land in Kern County, California, containing three patented mining claims. The Company intends to explore, develop and operate mines and extract, sell and ship any precious metals discovered on the property. The lease terminates on July 15, 2000, unless renewed for like terms by mutual consent. The Company pays $3,000 per month and is obligated to pay 12% of the gross value of metals and other substances recovered from refining of ore from the property.

b) A lease from Sequoia Trust of the Weldon Research Center, Weldon, California, consisting of several buildings, including a laboratory, offices, repair shops and storage facilities. The lease terminates on July 15, 2000, unless renewed for like terms by mutual consent. The Company pays lease payments of $3,000 per month.

The Trustees of the Sequoia Trust are William M. Moreland, an officer and director of the Company, and Joyce J. Pellet, a director of the Company. The beneficiaries of the Trust are the children of Mr. Moreland and the children of Mrs. Pellet. The children are all over 21 years old and do not live with either Mr. Moreland or Mrs. Pellet and both Mr. Moreland and Mrs. Pellet disclaim any beneficial interest in the Sequoia Trust.

c) The Company entered into an Operating Agreement with Emtec, LLC ("Emtec") wherein Emtec will perform all exploration, development and production services for the Evening Star Mine. Emtec will be the operator for all mine operations. The Company has agreed to pay to Emtec, on a monthly basis, reimbursement of all expenses and costs of Emtec related to the Evening Star mining operations plus 18%. From July 15, 1995 through March 31, 1997, the Company has paid Emtec $462,143.

Mr. Moreland, an officer and director of the Company, and Mrs. Pellet, a director of the Company, are the Co-Managers of Emtec, LLC. Both Mr. Moreland and Mrs. Pellet disclaim any beneficial ownership in Emtec, LLC.

In each of the transactions described in the preceding paragraphs in which the Company purchased goods or services from an affiliate, the Company believes that the terms of the transaction were no less favorable to it than those that could have been obtained in a comparable transaction with an unrelated party. Any future transactions between the Company and its officers, directors and affiliated parties will be subject to approval by a majority of the directors of the Company, including a majority of the disinterested directors.

Pursuant to the Company's Third Amended Plan of Reorganization filed with the Bankruptcy Court in July, 1996 (the "Plan"), Compania Comercial Atlantis, S.A. ("Compania") exchanged 417,200 APT Units owned by Compania for 1,043,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In December, 1996, the Company exchanged an additional 237,550 shares of its Preferred Stock for 189,960 APT Units. The Preferred Stock is convertible, commencing October 1, 2002, into ten shares of the Company's Common Stock for each share of Preferred Stock. Dividends are payable quarterly at a monthly rate of one percent of the Preferred Stock held. The dividends are payable in Common Stock of the Company on the basis of ten shares of Common Stock for each share of Preferred Stock. In addition, the holder of the Preferred Stock could, upon written notice, have any dividends due payable in additional Preferred Stock instead of Common Stock.

On December 11, 1996, the Company agreed to issue 1,000,000 shares of its Common Stock to Compania and Compania waived its right to receive any dividends, past, present or future, associated with the Preferred Stock. As of December 11, 1996, no dividends had been paid to Compania.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     a.  Listing of Exhibits

  2.1 (1) Disclosure Statement For Debtor's Third Amended Plan of
          Reorganization.

  2.2 (1) Order Confirming Debtor's Third Amended Plan of Reorganization.

  2.3 Agreement and Plan of Reorganization between Atlantic Pacific Trust and its Beneficiaries and Atlantic Pacific Trust, LLC dated December 26, 1996.

  3.1(a)  Articles of Incorporation and Amendments thereto of Registrant.

  3.1(b) Articles of Organization of Atlantic Pacific Trust, LLC and Amendment thereto.

  3.2     By-Laws of Registrant.

  4.1 Certificate of Designation of Series A Convertible Preferred Stock of Registrant.

  4.1(a) Waiver of Preferred Stockholder between Registrant and Compania Comercial Atlantis, S.A. dated December 11, 1996.

   4.2 $450,000 10% Subordinated Convertible Note dated September 25, 1996 between Registrant and Gardner Investments, Inc. (lender).

   4.3 Warrant Certificate for Common Stock issued to shareholders of the Registrant pursuant to Third Amended Plan of Reorganization approved by the United States Bankruptcy Court on August 5, 1996.

   4.4 "B" Warrant Agreement between Registrant and Atlantic Pacific Trust dated August 5, 1996.

   4.5 "C" Warrant Agreement between Registrant and Atlantic Pacific Trust dated August 5, 1996.

  10.1 Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

  10.2 Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

  10.3 Operating Agreement between Atlantic Pacific Trust and Emtec, LLC dated July 25, 1995.

  10.4 Assignment of Assets by Atlantic Pacific Trust to Benjamin C. Rice, Trustee dated October 25, 1995.

  10.5 Bill of Sale between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

  10.6 Regulation "S" Stock Purchase Agreement between Stonehill Investments, Ltd. and Registrant.

  10.7 Security Agreement between Plaza Realty One Limited Partnership and Registrant dated August 19, 1994, and $400,000 Promissory Note between Plaza Realty One Limited Partnership and Registrant dated August 19, 1994.
-------------------------------
   (1) Files as exhibits to Registrant's Form 8-K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

       b.  Reports on Form 8-K

A report on Form 8-K was filed by the registrant on November 15, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          XPLORER, S.A.


Date:  June, 1997                                        By:/s/ Thomas C. Roddy
                                                         -------------------
                                                         Thomas C. Roddy
                                                         President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                        Date
     ---------            --------------------------         ----------------

/s/ Steven B. Mortensen    Chairman of the Board                June, 1997
-----------------------    and Secretary
Steven B. Mortensen

/s/ Thomas C. Roddy        President, Chief Executive           June, 1997
-----------------------    Officer and Director
Thomas C. Roddy

/s/ William M. Moreland    Chief Operating Officer              June, 1997
-----------------------    and Director
William M. Moreland

/s/ Jon W. Bice            Treasurer, Chief Financial           June, 1997
-----------------------    Officer and Director
Jon W. Bice

/s/ Joyce J. Pellet        Director                             June, 1997
-----------------------
Joyce J. Pellet

/s/ Benjamin C. Rice       Director                             June, 1997
-----------------------
Benjamin C. Rice