Form 10KSB/A
period 1996-12-31
XPLORER S A
filed 1997-06-06
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  Form 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ____ to ____

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

As of May 30, 1997, the registrant had outstanding 18,782,445 shares of Common Stock.

Transitional Small Business Disclosure Format:  [   ] Yes   [ X ] No

Exhibit index page number:                           24-25
Total sequentially numbered pages in this document:  26

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

1997 Stock Incentive Plan

On January 24, 1997, the Company's Board of Directors approved a 1997 Stock Incentive Plan (the "1997 Plan"). The purpose of the 1997 Plan is to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1997 Plan, regular salaried employees, including directors who are full time employees, and non-employee directors, may be granted options exercisable at not less than 100% of the fair value of the share at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration may not exceed five years. Since there is no public market for the Company's shares, the fair market value has been determined from time to time by the Board of Directors. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company, said employment shall include a leave of absence, with the consent of the Company, but shall not exceed three months, or death. The purchase price and number of shares that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

The amount of options granted and to whom, are determined by the Board of Directors at their discretion. There are no specific criteria, performance formulas or measures.

Under the 1997 Plan, of the 1,500,000 shares available for grant, 600,000 were granted in January 1997, of which 550,000 were granted to officers and directors.

The following table sets forth certain information with respect to all qualified stock options held as of May 30, 1997 by the Company's executive officers under the 1997 Plan. All options are exercisable at a price equal to fair market value on date of grant and terminate 10 years from date of grant. None of these options has been exercised.

                              Number of       Exercise            Expiration
            Name               Options        Price/Share            Date

    Steven B. Mortensen        150,000                $.50            *
    William M. Moreland        150,000                 .50            *
    Thomas C. Roddy             75,000                 .50            *
    Jon W. Bice                 75,000                 .50            *
    All executive officers
    as a group (4 persons)     450,000                 .50            *

----------------------
*  All options expire on January 30, 2007.


Non-Qualified Stock Options

On January 31, 1997, 80,000 non-qualified stock options were granted to two persons in consideration for services rendered to the Company. The exercise price for all options is $.50 per share. None of these options has been exercised. All of these options expire on January 30, 2007.

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

Name and Address                      Number of Shares              Percent
of Beneficial Owner                Beneficially Owned(1)          of Class(2)

Steven B. Mortensen                      425,000 (3)                  2.4
Thomas C. Roddy                           50,000 (4)                   *
William M. Moreland                       50,000 (5)                   *
Jon W. Bice                               70,000 (6)                   *
Joyce J. Pellet                           35,000 (5)                   *
Benjamin C. Rice                          10,000 (7)                   *
Compania Comercial Atlantis, S.A.      1,000,000 (8)                  5.4

*        Less than one percent (1%).

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above and the address for each beneficial holder is in care of the Company.

(2)      Based upon 18,782,445 shares of Common Stock outstanding.

(3) Does not include 125,000 shares in the Hughes Irrevocable Trust for the benefit of Mr. Mortensen's wife. Mr. Mortensen disclaims any beneficial interest in these shares. Does not include options to purchase 150,000 shares of the Company's common stock.

(4) Does not include options to purchase 75,000 shares of the Company's common stock.

(5) Does not include 750,000 shares held by the Sequoia Irrevocable Trust of which Mr. Moreland's and Mrs. Pellet's adult children are the beneficiaries. Mr. Moreland and Mrs. Pellet are the trustees of the trust and both disclaim any beneficial interest in these shares. Furthermore, does not include options granted to Mr. Moreland to purchase 150,000 shares of the Company's common stock nor options granted to Mrs. Pellet to purchase 50,000 shares of the Company's common stock.

(6) Does not include options to purchase 75,000 shares of the Company's common stock.

(7) Does not include options to purchase 50,000 shares of the Company's common stock.

(8) The address for this beneficial holder is P.O. Box 5747-1000, San Jose, Costa Rica, C.A.

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

The following documents are filed as part of this report:

     a.  Listing of Exhibits

 2.1     (1)      Disclosure  Statement  For  Debtor's  Third  Amended  Plan  of
                  Reorganization.

 2.2     (1)      Order    Confirming    Debtor's    Third   Amended   Plan   of
                  Reorganization.

 2.3     (2)      Agreement and Plan of Reorganization  between Atlantic Pacific
                  Trust and its Beneficiaries and Atlantic Pacific Trust, LLC dated December 26, 1996.

 3.1(a)  (2)      Articles   of   Incorporation  and   Amendments   thereto   of
                  Registrant.

 3.1(b)  (2)      Articles of Organization of Atlantic Pacific  Trust,  LLC  and
                  Amendment thereto.

 3.2     (2)      By-Laws of Registrant.

 4.1     (2)      Certificate of Designation of Series A  Convertible  Preferred
                  Stock of Registrant.

 4.1(a)  (2)      Waiver  of  Preferred   Stockholder   between  Registrant  and
                  Compania Comercial Atlantis, S.A. dated December 11, 1996.

 4.2     (2)      $450,000 10% Subordinated Convertible Note dated September 25,
                  1996  between   Registrant  and  Gardner   Investments,   Inc.
                  (lender).

 4.3     (2)      Warrant Certificate for Common Stock issued to shareholders of
                  the   Registrant   pursuant   to   Third   Amended   Plan   of
                  Reorganization approved by the United States Bankruptcy Court on August 5, 1996.

 4.4     (2)      "B" Warrant Agreement between  Registrant and Atlantic Pacific
                  Trust dated August 5, 1996.

 4.5     (2)      "C" Warrant Agreement between  Registrant and Atlantic Pacific
                  Trust dated August 5, 1996.

 10.1    (2)      Lease  Agreement  between  Sequoia Trust and Atlantic  Pacific
                  Trust dated July 15, 1995.

 10.2    (2)      Lease  Agreement  between  Sequoia Trust and Atlantic  Pacific
                  Trust dated July 15, 1995.

 10.3    (2)      Operating  Agreement between Atlantic Pacific Trust and Emtec,
                  LLC dated July 25, 1995.

 10.4    (2)      Assignment of Assets by Atlantic  Pacific Trust to Benjamin C.
                  Rice, Trustee dated October 25, 1995.

 10.5    (2)      Bill of Sale between Sequoia Trust and Atlantic  Pacific Trust dated July 15, 1995.

 10.6    (2)      Regulation  "S" Stock  Purchase  Agreement  between  Stonehill
                  Investments, Ltd. and Registrant.

 10.7    (2)      Security   Agreement   between   Plaza   Realty  One   Limited
                  Partnership and Registrant dated August 19, 1994, and $400,000
                  Promissory Note between Plaza Realty One Limited Partnership and Registrant dated August 19, 1994.

 10.8             1997 Stock Incentive Plan.

---------------------
 (1) Filed as exhibits to Registrant's Form 8K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

 (2) Filed as exhibits to Registrant's Form 10-KSB which was filed on June 3, 1997 and incorporated herein by this reference.

       b.  Reports on Form 8-K

A report on Form 8-K was filed by the Registrant on November 15, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          XPLORER, S.A.


Date:  June 6, 1997                                    By:/s/ Thomas C. Roddy
                                                         -------------------
                                                         Thomas C. Roddy
                                                         President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                        Date
     ---------            --------------------------         ----------------

/s/ Steven B. Mortensen    Chairman of the Board                June 6, 1997
-----------------------    and Secretary
Steven B. Mortensen

/s/ Thomas C. Roddy        President, Chief Executive           June 6, 1997
-----------------------    Officer and Director
Thomas C. Roddy

/s/ William M. Moreland    Chief Operating Officer              June 6, 1997
-----------------------    and Director
William M. Moreland

/s/ Jon W. Bice            Treasurer, Chief Financial           June 6, 1997
-----------------------    Officer and Director
Jon W. Bice

/s/ Joyce J. Pellet        Director                             June 6, 1997
-----------------------
Joyce J. Pellet

/s/ Benjamin C. Rice       Director                             June 6, 1997
-----------------------
Benjamin C. Rice