Form 10QSB/A
period 1996-09-30
XPLORER S A
filed 1997-07-29
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

              (x) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Transition period from___to___

                         Commission file number 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

                 Nevada                                        88-0199674
     ------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization                        Identification Number)

    4750 Kelso Creek Road, Weldon, CA                            93283
    ---------------------------------                          ---------
(Address of principal executive offices)                      (Zip Code)

                    Phone: (619) 378-3936 Fax: (619) 378-1066
              (Registrant's telephone number, including area code)

                    Gerant Industries, Inc. - March 31, 1997
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of September 30, 1996, there were 16,682,656 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document: 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Xplorer, S.A.
                                  Balance Sheet
                            As of September 30, 1996

     Assets:
                                                                    (Unaudited)
Cash (Note 3)                                                       $   528,316
Accrued interest receivable (Note 4)                                     36,667
Note receivable - Sym-Tek (Note 5)                                       16,000
Office equipment (Net of depreciation of $0.00) (Note 6)                  2,917

United Realty Investment (Note 7)                                       500,000
Units of beneficial interest in Atlantic Pacific Trust  (Note 8)      6,080,250
                                                                    -----------

     Total Assets                                                   $ 7,164,150
                                                                    ===========

          Liabilities and Shareholder Equity
                           Liabilities:
Note payable (Note 11)                                              $   450,000

Accrued legal fees (Note 9)                                             257,000

Pre-petition creditor debt (Note 10)                                     27,771
                                                                    -----------
Other accrued expenses

     Total Liabilities                                                  734,771
                                                                    -----------
          Shareholders' Equity (Note 8):
Preferred Stock, par value $0.001, authorized Fifteen Million
(15,000,000), and One Million Forty Three Thousand One
Hundred (1,043,100) shares issued and outstanding                         1,043

Common Stock,  $0.0001 par value, authorized sixty
million (60,000,000) shares, sixteen million six hundred
eighty three thousand (16,683,000) shares issued and outstanding.        16,683

Additional paid in capital                                            6,411,653
                                                                    -----------

     Total Shareholder Equity                                         6,429,379
                                                                    -----------
     Total Liabilities and Equity                                   $ 7,164,150
                                                                    ===========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT


                                                     XPLORER, S.A.
                            UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                                        For the Period Ended September 30, 1996



                                                                                       Additional
                                         Common Stock           Preferred Stock         Paid In          Retained
                                       Shares     Amount       Shares     Amount        Capital          Earnings           Total
                                       ------     ------       ------     ------        -------          --------           -----


BALANCE, August 15, 1996           16,500,000    $16,500    1,043,100      1,043       $6,322,607              0         $6,340,150

Entries For Quarter Ending
   September 30, 1996
Stock issued pursuant to Plan
   for Creditors                      182,656        183            0          0           89,046              0             89,229

Profit or (Loss) for period
                                   -------------------------------------------------------------------------------------------------
BALANCE, September 30, 1996        16,682,656    $16,683    1,043,100     $1,043       $6,411,653             $0         $6,429,379
                                   =================================================================================================










                     THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                                           3

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


Note 9    ACCRUED LEGAL FEES

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

Note 10   PRE-PETITION CREDITOR DEBT

      There is a balance of approximately $27,771 in claims to be settled per the approved Third Amended Plan of Reorganization of Gerant.

Note 11   NOTE PAYABLE

      Xplorer borrowed $450,000 from Gardner Investments. The terms of the note are interest only paid monthly. The interest rate is eight (8) percent per annum. The note is due and payable November 1, 1997. The note is convertible, at the option of the holder, at any time for 150,000 shares of common stock of Xplorer.


ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 1996:

Financial Condition:

The Company's working capital resources during the period ended September 30, 1996 were provided by convertible loans (See Notes to Financial Statements), and stock placements. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the completion of all requirements of the Plan Of Reorganization reported in the 8K of August 15, 1996.

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

Estimations of Management

     The Plan of Reorganization and Disclosure Document approved by the Bankruptcy Court on July 24, 1996 included values of the gold ore reserves that were acquired as part of the Plan. The Company's portion of these gold ore reserves is 59%. The valuation is based upon a comprehensive geological reserve study conducted by geologist Christopher L. Pratt, which said report was updated December 31, 1996.

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