Form 10KSB/A
period 1996-12-31
XPLORER S A
filed 1997-07-29
CIK 852570

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

                          Commission File No. 0-17874

                                  XPLORER, S.A.
           (Name of small business issuer as specified in its charter)

                 Nevada                                88-0199674
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

4750 Kelso Creek Road, Weldon, California                  93238
-----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (619) 378-3936

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

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

As of May 30, 1997, the registrant had outstanding 18,782,445 shares of Common Stock.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No

Exhibit index page number:                  23-24
Total sequentially numbered pages in this document: 41

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

Included in the Plan was the valuation utilized by Atlantic Pacific Trust ("APT") for its gold ore reserves. These values are based upon a comprehensive geological reserve study conducted by Christopher L. Pratt, Geologist, which said report was updated December 31, 1996.

Pursuant to the Plan, certain holders of Units of Beneficial Interest ("UBI's") in the Atlantic Pacific Trust, LLC, formerly Atlantic Pacific Trust ("APT") exchanged 417,240 UBI's on August 5, 1996, the effective date of the Plan, for 1,042,000 shares of Preferred Stock of XPLORER. APT had provided the necessary capital and arranged loans for the successful completion of the Plan. The Managers of APT are also officers and directors of the Company. See "Conflicts of Interest."

Additionally, APT holders of approximately $29,278,000 face value of XPLORER Debtor Notes converted their XPLORER Debtor Notes into approximately 14,639,750 shares of XPLORER Common Stock. Furthermore, holders of securities in the Debtor shared pro rata in a distribution of 400,000 Units consisting of one (1) share of XPLORER's Common Stock and one (1) Class A Warrant entitling the holder to purchase one (1) share of XPLORER's Common Stock one year from the August 5, 1996 effective date of the Plan, at 70% of the market asking price. Such Warrant must be exercised within 30 days of August 5, 1997. Pursuant to Section 1143 of the United States Bankruptcy Code, interest holders must surrender their certificates representing the securities of the Debtor within one (1) year of the Confirmation Date of the Plan as a condition to receiving the securities pursuant to the Plan. Certain other classes of creditors were given the right to elect common shares of XPLORER in lieu of cash in satisfaction of their claims.

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

Phase II.

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

On November 1, 1996, APT began selling, through APF, 9% Bond Certificate/Convertible to Gold (the "9% Bond"). The total face amount offering is 45,000,000 Deutsche Marks. At an exchange rate of 1.5 DEM (one and one-half Deutsche Marks) to 1 (one) U.S. Dollar, the total face amount in U.S. Dollars is $30,000,000. From this offering, the total net capital to APT, assuming the entire offering was sold out, and assuming a 1.5 to 1 exchange rate, would be DEM 35,009,280, or U.S.$23,339,540. The 9% Bond is non-interest bearing, but is issued to an interest-bearing account, in which the difference between the issuing price and face value meets an effective yield of 9% per annum. The 9% Bonds are issuable only as fully registered bonds in denominations of 600

Deutsche Marks ("DM600") and may be increased by denominations of DEM 600. The 9% Bonds mature between one and five years from date of purchase. The Bearer of the 9% Bond shall, within 60 days prior to the maturity date of the 9% Bond, notify APT of the Bearer's election of either (A) payment in cash in the Principal Amount of the 9% Bond paid in Deutsche Marks, or (B) receive payment in the form of one ounce of gold bullion issued to Bearer at the rate of one ounce for every DEM 600 owed to Bearer by AT, or (C) Bearer shall receive payment in cash in the amount of the market value of the gold bullion at the maturity date, with the cash payment being in Deutsche Marks. The 9% Bonds are being issued and are subject to a Trust Resolution dated October 1, 1996 and a Prospectus dated October 28, 1996. Both the Trust Resolution and the Prospectus were prepared by attorneys for the German selling agents. The 9% Bonds are only being offered for sale in Germany and Austria. Through March 31, 1997, $316,611 9% Bonds were sold of which $37,968 is due within one year.


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

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB/A and are incorporated herein by reference:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            Page

    Report of Independent Auditor.........................   F-1


    Consolidated Balance Sheet............................   F-2

    Consolidated Statement of Operations for the year
      ended December 31, 1996.............................   F-3

    Consolidated Statement of Shareholders' Equity for the
      year ended December 31, 1996........................   F-4

    Consolidated Statement of Cash Flows for the year
      ended December 31, 1996.............................   F-5

    Notes to Financial Statements.........................   F-6 - F-14



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                     Age     Position
-------------------      ---     -----------------------------------
Steven B. Mortensen      36      Chairman of the Board and Secretary

Thomas C. Roddy, PE.     44      Director, President and Chief Executive Officer

William M. Moreland      48      Chief Operating Officer and Director

Jon W. Bice              52      Director, Treasurer and Chief Financial Officer

Joyce J. Pellet          60      Director

Benjamin C. Rice         58      Director


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


Benjamin C. Rice is an attorney licensed to practice in the State of Idaho. He received a B.S. in psychology and economics from Brigham Young University in 1964 and a Juris Doctorate degree from Golden Gate university in 1971. He has been engaged in the private practice of law since 1988, specializing in constitutional law, trust, tax law, asset protection and mining law. He serves as corporate counsel for several corporations and trusts, including Atlantic Pacific Trust and Emtec, Inc. Mr. Rice has been a law professor at National University and has served as general counsel for an operating mining company, Toone- Mitchell Mining Company.

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

All of the officers, directors and ten percent shareholders , including Messrs. Moreland, Roddy, Mortensen, Bice and Rice, Ms. Pellet, and Atlantic Pacific Trust, LLC, failed to report timely on Form 3's when they had become directors, officers and ten percent shareholders of the Registrant at the confirmation by the Bankruptcy Court of the Third Amended Plan in August 1996. Procedures and controls have been instituted to assure future compliance with Section 16(a) of the Exchange Act.

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

                               Number of         Exercise            Expiration
    Name                       Options           Price/Share         Date

    Steven B. Mortensen        150,000              $.50                  *
    William M. Moreland        150,000               .50                  *
    Thomas C. Roddy             75,000               .50                  *
    Jon W. Bice                 75,000               .50                  *
    All executive officers
    as a group (4 persons)     450,000               .50                  *
_____________________
*  All options expire on January 30, 2007.

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

Stock, by each director and executive officer of the Registrant, and by all directors and officers of the Registrant as a group.

Name and Address                        Number of Shares             Percent
of Beneficial Owner                   Beneficially Owned(1)         of Class(2)

Steven B. Mortensen                        425,000 (3)                  2.4
Thomas C. Roddy                             50,000 (4)                  *
William M. Moreland                         50,000 (5)                  *
Jon W. Bice                                 70,000 (6)                  *
Joyce J. Pellet                             35,000 (5)                  *
Benjamin C. Rice                            10,000 (7)                  *
Compania Comercial Atlantis, S.A.        1,000,000 (8)                  5.4
______________________
*   Less than one percent (1%).

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

2.3       (2)  Agreement and Plan of  Reorganization  between  Atlantic  Pacific
               Trust and its Beneficiaries and Atlantic Pacific Trust, LLC., dated December 26, 1996.

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

4.1       (2)  Certificate  of  Designation  of Series A  Convertible  Preferred
               Stock of Registrant.

4.1(a)    (2)  Waiver of Preferred  Stockholder  between Registrant and Compania
               Comercial Atlantis, S.A. dated December 11, 1996.

4.2       (2)  $450,000  10%  Subordinated   Convertible  Note  dated  September
               25,1996  between   Registrant  and  Gardner   Investments,   Inc.
               (lender).

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

10.8           1997 Stock Incentive Plan.
_______________
    (1) Filed as exhibits to Registrant's Form 8K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

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

                                                      XPLORER, S.A.

Date:  June, 1997                                     By:/s/ Thomas C. Roddy
                                                      ----------------------
                                                      Thomas C. Roddy
                                                      President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date
----------------------        -------------------------            ----------

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

                          ***Begin Financial Report***














                                  XPLORER, S.A.

                                DECEMBER 31, 1996

                                  XPLORER, S.A.
                                DECEMBER 31, 1996



                                Table of Contents

                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-1

Consolidated Balance Sheet                                               F-2

Consolidated Statement of Operations                                     F-3

Consolidated Statement of Stockholder's Equity                           F-4

Consolidated Statement of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                            F-6 - F-14

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











                                       F-1                         Page 28 of 41

                                  XPLORER, S.A.
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 1996

ASSETS
Current Assets:
Cash                                                                   $166,000
Note receivable (Note 5)                                                 16,000
Marketable securities (Note 4)                                          226,400
Prepaid commissions                                                     210,000
                                                                        -------
Total Current Assets                                                    618,400

Property, plant & equipment - net (Notes 6, 8 & 11)                   3,404,400
Other investments (Notes 7 and 10)                                    1,019,000
                                                                     ----------
Total Assets                                                         $5,041,800
                                                                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Gold contracts (Note 11)                                                273,000
Zero-coupon bonds - Current                                             915,000
Related party payable (Note 12)                                         149,000
Note payable (Notes 7 and 10)                                           450,000
Payroll obligations                                                       3,200
Other accrued expenses                                                   38,000
                                                                      ---------
Total Current Liabilities                                             1,828,200

Accrued legal fees (Note  9)                                            147,000
Long-term zero-coupon bonds,                                            552,700
Minority interest in consolidated subsidiary (Note 8)                   852,000
                                                                      ---------
                                                                      3,379,900

Commitments and contingencies (Notes 2, 7, 8, 10, 11 & 12)
Shareholders' Equity :
Preferred stock, par value $0.001;
  authorized 15,000,000 shares;
  convertible beginning in 2006;
  1,280,550 shares issued and
  outstanding                                                             1,300
Common stock subscribed                                                   1,000
Common stock, $0.001 par value; authorized
  60,000,000 shares; 18,554,000 shares
  issued and outstanding                                                 17,600
Capital surplus                                                       2,546,000
Deficit accumulated during the development stage                       (904,000)
                                                                        -------
Total shareholders' equity                                            1,661,900
                                                                      ---------
Total Liabilities and Shareholders' Equity                           $5,041,800
                                                                     ==========
                      The notes to the financial statements
                    are an integral part of these statements


                                       F-2                         Page 29 of 41

                 XPLORER, S.A. (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996


Revenue (Note 1)                                                     $        0
                                                                     ----------

Expenses:
  Compensation                                                        ($128,600)
  Professional fees                                                    (113,500)
  Commissions                                                          (450,900)
  Interest                                                             (171,700)
  Administrative and depreciation                                      (207,000)
                                                                     ----------
     Total                                                           (1,071,700)

Other income (expense):
  Gain on marketable securities-net                                      37,000
  Interest income                                                        48,400
  Loss on settlement of gold contracts                                 (106,000)
                                                                     ----------
     Total                                                              (20,600)
                                                                     ----------

Net Loss Before Minority Interest in Loss of Company                 (1,092,300)


Minority Interest in Loss of Company                                    340,300
                                                                     ----------


Net Loss                                                              ($752,000)
                                                                     ==========




Net Loss per Share                                                        ($.05)
                                                                     ==========




Weighted Average Number of Shares                                    16,800,000
                                                                     ==========






                      The notes to the financial statements
                    are an integral part of these statements


                                       F-3                         Page 30 of 41

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



                                       F-4                         Page 31 of 41

                 XPLORER, S.A. (a development state enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Period August 15, 1996 (Inception)
                              to December 31, 1996


Net loss                                                              ($752,000)
Adjustment to net cash used by operations:
Minority interest in net loss of Company                               (340,300)
Depreciation and amortization                                           181,900
Accretion of interest                                                   160,400
Gain on marketable securities                                           (37,000)
Accrued expenses and other liabilities                                   40,200
Related party payable                                                   149,000
Accrued Gerant obligations                                             (140,000)
Prepaid commissions                                                    (210,000)
Other                                                                   (71,500)
                                                                      ---------
  Total adjustments                                                    (267,300)
                                                                      ---------
Net cash used by operations                                          (1,019,300)
Financing activities:
  Sale of Atlantic units for cash                                       458,300
  Proceeds from sale of investment contracts                          1,375,000
  Repayment of gold contracts                                          (325,000)
  Note payable                                                          450,000
                                                                      ---------
  Net cash provided by financing activities                           1,958,300
                                                                      ---------
Investing activities:
  Computer equipment purchases                                           (8,000)
  Mining property expenditures                                         (527,000)
  Acquisition of marketable securities                               (1,130,000)
  Proceeds from marketable securities                                   911,000
  Gerant creditor expenditures                                         (355,000)
                                                                      ---------
  Net cash used by Investing Activities                              (1,109,000)
                                                                      ---------
Decrease in cash                                                       (170,000)

Cash - August 15, 1996 (Note 3)                                         336,000
                                                                      ---------
Cash - December 31, 1996                                               $166,000
                                                                      =========
Supplemental cash flow information:
  Income taxes paid                                                         800
                                                                      =========
  Interest paid                                                         $11,300
                                                                      =========

During 1996, Atlantic exchanged 110,000 LLC units for commercial properties ($500,000 value) and professional services. The Company issued 1,995,000 shares of common stock for compensation and a preferred stock dividend.

                      The notes to the financial statements
                    are an integral part of these statements


                                      F-5                          Page 32 of 41

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

      Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court (the "Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the Articles of Incorporation and By-laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, XPLORER, S.A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock.

      The historical determinable value in accordance with generally accepted accounting principles was $2,011,200 and the Company accounted for the transaction as a quasi-reorganization .

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

      Presentation:
      The Company intends to engage in the development of natural resource properties. As of 12/31/96 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of December 31, 1996. The accounts of this entity, which made a $355,000 loan to Gerant as part of the Plan, are included in these consolidated financial statements and all significant inter-company transactions have been eliminated. The loan was converted to common stock special units of the Company(Note8).

      Gerant had net assets of approximately $52,000 (Note3) and insignificant operations from January 1, 1994 to August 15, 1996. The quasi-reorganization of this entity resulted in retained earnings of -0-as of January 1,1996.




                                       F-6                         Page 33 of 41

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

      Financial Uncertainties:
      The Company is in the development stage and has experienced a net loss of $752,000. The loss is principally due to commissions and interest associated with the 1996 German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred(See Note 9).





                                       F-7                         Page 34 of 41

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

      The Company intends to engage in financial instruments to reduce the financial impact caused by fluctuations in the exchange rate of U.S. dollars to German Deutsche Mark liabilities.

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










                                       F-8                         Page 35 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


Note 3    Quasi-Reorganization (cont'd):

      The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly- formed XPLORER, S.A. was:
                                                                  $000's
                                                                  ------
      Cash (Note 8)                                                  335
      Other current assets                                            17
                                                                    ----
                                                                     352
                                                                    ----
      Net fixed assets                                                 3
      Investments                                                    500
                                                                    ----
      Total Assets                                                  $855

      Current liabilities                                           (298)
      Pre-petition liabilities                                      (150)
      Atlantic advance(Note 8)                                      (355)
                                                                    ----
      Total liabilities                                             (803)
                                                                    ----

      Net Assets                                                    $ 52
                                                                    ====

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
                                                 Cost         Fair Value
                                                 ----         ----------

      Equity securities                        $211,400        $243,900

      Options - equity securities               (15,000)        (17,500)
                                               --------        --------

                                               $196,400        $226,400
                                               ========        ========

                                       F-9                         Page 36 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Period Ended December 31, 1996

Note 4    Marketable Securities (Cont'd):

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

Note 6    Property, Plant and Equipment:
                                                      Accumulated     Net Book
                                           Cost       Depreciation      Value
                                        ----------    ------------  ----------
      Computer equipment                   $11,100        ($1,900)      $9,200
      Development costs-Evening Star     2,666,000                   2,666,000
      Mining equipment-Evening Star        909,200       (180,000)     729,200
                                        ----------       --------   ----------
                                        $3,586,300      ($181,900)  $3,404,400
                                        ==========       ========   ==========

      The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13).

Note 7    Other Investments:

      The Company holds a $500,000 full recourse promissory note at 8% interest per annum, payable monthly and principal due August 18, 1997. This note is secured by 500,000 Class C Units of United Realty Group Limited Partnership redeemable by issuer at $1.00 per unit in August 1997 and 75% tenant in common interest in the net proceeds from the Southwood Plaza Shopping Center in Charlotte, North Carolina. The property presently generates positive cash flow. However, the Company has elected not to reflect a $400,000 non- recourse promissory note secured only by 400,000 units of United Realty Group Partnership. Interest on the $500,000 note of $3,333 has been received on a monthly basis during 1996. Atlantic owns 100% of the common stock of a company that has two investments in commercial property located in Bakersfield, California. The net realizable value of this investment is $500,000 as of December 31, 1996.


                                      F-10                         Page 37 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


Note 7    Other Investments (Cont'd):

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

      APT was funded by sale of investment contracts, precious metal forward contracts, and equity units("LLC"). The Company owns 1.254,960 LLC units as of December 31, 1996(59%).

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

      The Plan provided that Compania Comercial Atlantis, S.A. would exchange 500,000 of it's LLC units for 1,250,000 preferred shares of the Company. However, only 417,200 units were exchanged for 1,043,000 preferred shares under this Plan. In December 1996, this company did exchange 189,960 units for an additional 237,550 shares of preferred stock. The preferred stock is partially convertible to ten shares of common stock at the end of six years and had a dividend of 1.00% per month payable in common stock at time of conversion. In December 1996, the preferred stockholder agreed to waive all present and future preferred dividend rights for the future issuance of 1,000,000 common shares of the Company.

      The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a

                                      F-11                         Page 38 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996


Note 8    Atlantic Pacific Trust, L.L.C. (cont'd):


      reverse split of 5 to 1 to 400,000 total shares which were to be exchanged pursuant to the Plan for 400,000 common stock Units of the Company. Each common stock Unit consisting of one common share and one Warrant for one share of common at 70% of market asking price on August 5, 1997. (287,000 Units were issued as of 12/31/96)

Note 9    Accrued Legal Fees:

      Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill & Klausner (the" Firm"). Upon the purchase, Atlantic intends to exchange the claim for 257,000 of its Xplorer, S.A. common stock special units. During 1996, the Firm was paid $159,000 and a bonus of 100,000 shares of Company common stock.


Note 10   Note Payable:

      In September, 1996 the Company borrowed $450,000 from Gardner Investments. The terms of the note are 10.00% per annum payable monthly. The principal is due and payable on September 25, 1997 and is secured by 500,000 Class C Units of United Realty Group, L.P. The note is convertible, at the option of the holder, at any time for 150,000 shares of common stock of the Company.


Note 11   Investment Contracts Payable:

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








                                      F-12                         Page 39 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 11   Investment Contracts Payable (Cont'd):

      c) Zero-coupon contract payable in 5,000 German Deutsche Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of December 31, 1996 is $1,129,500 and interest expense of $132,300 has been accreted.

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


Note 12   Related Party Payable:

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

      These properties provide the Company with the opportunity to develop three patented mining claims with probable commercial grade ore (12% royalty due to Sequoia Trust), construct a primary ore processing refinery, and utilize 13,000 square feet at the Weldon Research Center for its mineralization analysis and other testing procedures.





                                      F-13                         Page 40 of 41

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 1996


Note 12   Related Party Payable (Cont'd):

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

Note 13   New Accounting Pronouncements:

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

      Statement of Financial Accounting Standards Nos. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 125, "Accounting for Stock Issued to Employees". The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and accordingly, has elected to continue to apply the intrinsic value based method.

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






                           ***End Financial Report***





                                      F-14                         Page 41 of 41