Form 10QSB/A
period 1997-03-31
XPLORER S A
filed 1997-07-29
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB / A

              (x) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Transition period from___ to___

                         Commission file number 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

                  Nevada                                        88-0199674
     -------------------------------                        ----------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                           Identification)
                                                                    Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

As of March 31, 1997, there were 18,782,447 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:   16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                              As of March 31, 1997

                         Assets                         1997            1996
                                                --------------------------------
                                                     (Unaudited)     (Unaudited)
Current Assets:
  Cash                                                  $95,544 Not Available
  Note receivable (Note 5)                               16,000 For Prior Period
  Marketable securities (Note 4)                        223,693 See Note 15
  Prepaid commissions                                   286,320
Total Current Assets                                    621,557
Property, plant & equipment
  - net (Notes 6, 8, 7, 11)                           3,489,384
Other investments (Notes 7 and 10)                    1,019,000
                                                --------------------------------
   Total Assets                                      $5,129,941
                                                ================================

             Liabilities and Shareholder Equity
                       Liabilities:

Current Liabilities:
  Gold contracts ( Note 11)                             250,399
  Zero-coupon bonds - Current                           890,000
  Related party payable (Note 12)                       208,017
  Note payable (Notes 5 and 11)                         450,000
  Payroll obligations                                    11,752
  Other accrued expenses                                 21,738
                                                --------------------------------
                                                      1,831,906
  Accrued legal fees (Note 9)                            97,000
  Long-term zero coupon bonds                           620,418
  Minority interest in
    consolidated subsidiary (Note 8)                    852,000
                                                --------------------------------
                                                      3,401,324
                                                --------------------------------




  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                     Consolidated Balance Sheet (Continued)
                              As of March 31, 1997


                                                        1997            1996
                                                --------------------------------
                                                     (Unaudited)     (Unaudited)

Commitments and contingencies
  (Notes 2, 9, 10, & 11)

             Shareholders' Equity (Note 7):
Preferred Stock, par value $0.001,                        1,300
  authorized  1,250,600 shares;
  convertible beginning in 2006;
  1,250,600 shares issued and outstanding.
Common Stock, $0.001 par value,
  authorized sixty million (60,000,000)                  18,600
  shares; 18,782,447 shares
  issued and outstanding.
Additional paid in capital                            2,694,055
Deficit accumulated during
  the development stage                                (985,338)
                                                --------------------------------
Total Shareholders' Equity                            1,728,617
                                                --------------------------------
Total Liabilities and Shareholders' Equity           $5,129,941
                                                ================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  Xplorer, S.A (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                 For The Three Month Period Ended March 31, 1997

                                         1997                     1996
                               -------------------------------------------------
                                  Quarter  Year To Date    Quarter  Year To Date
                               -------------------------------------------------

Income:                                                     Not Available For
                                                              Prior Period
                                                         See Note 15 For Details
Revenues (Note 1)                      $0           $0
Other income (expense)            $55,020       55,020
                               -------------------------------------------------
     Total Income                  55,020       55,020
                               -------------------------------------------------

Cost of Sales:


                                        0            0
                                        0            0


                               -------------------------------------------------
     Total Cost of sales                0            0
                               -------------------------------------------------
     Gross margin (Loss)           55,020       55,020
                               -------------------------------------------------
Operating Expenses:
Compensation                       43,766       43,766
Professional fees                  73,368       73,368
Commissions                             0            0
Interest                            7,500        7,500
Administrative                     11,724       11,724
Depreciation                            0            0
                               -------------------------------------------------
Total Operating expenses          136,358      136,358
                               -------------------------------------------------
     Net Profit (Loss)           ($81,338)    ($81,338)
                               =================================================

     Earnings (Loss) per
       Share of Common
       Stock & Equivalents        ($0.004)     ($0.004)
                               =================================================
     Common Stock
       outstanding             18,782,447   18,782,447
                               =================================================


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                 For the Three Month Period Ended March 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES                 1997              1996
                                                --------------------------------

Net (Loss)                                        ($81,338)       Not Available
Adjustments to Reconcile Net Income to                          For Prior Period
     Net Cash Used in Operating Activities:                        See Note 15
     Eliminate Non-Cash Items
       (Depreciation and Amortization)
(Increase) Decrease in:
     Receivables
     Marketable securities                           2,707
     Prepaid commissions                           (76,320)
Increase (Decrease) in:
     Gold contracts                                (22,601)
     Zero coupon bonds                             (25,000)
     Related party payable                          59,017
     Accrued expenses and payroll obligations       (7,710)
     Accrued legal fees                            (50,000)
    Long term zero coupon bonds                     67,718

                                                --------------------------------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                     (133,527)
                                                --------------------------------

                      CASH FLOWS FROM INVESTING ACTIVITIES

Increase (Decrease) in:
     Costs added to property, plant
       & equipment                                 (84,984)
     Notes payable
     Stock issued for equity conversion:
     Common stock
     Paid in capital                               148,055

                                                --------------------------------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                         63,071
                                                --------------------------------

NET INCREASE (DECREASE) IN CASH                    (70,456)
CASH, at Beginning of Period                       166,000
                                                --------------------------------
CASH, at End of Period                             $95,544
                                                ================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT


                 Xplorer, S.A. (A Development Stage Enterprise)
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                 For the Three Month Period Ended March 31, 1997

                                                                                    Additional
                                      Common Stock            Preferred Stock        Paid In        Retained
                                  Shares        Amount      Shares       Amount      Capital        Earnings         Total
                               -----------------------------------------------------------------------------------------------

Balance per audit,
  December 31, 1996             18,782,447      $18,782    1,280,550      $1,300    $2,546,000     ($904,000)      $1,662,082

Entries For Quarter
  Ending March 31, 1997
  Required adjustment
  for quarter                                                                          148,055                       $148,055

Profit or (Loss) for period                                                                          (81,338)        ($81,338)

                               -----------------------------------------------------------------------------------------------
BALANCE, March 31, 1997         18,782,447      $18,782    1,280,550      $1,300    $2,694,055     ($985,338)      $1,728,799
                               ===============================================================================================



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

      Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court ("the Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the of the Articles of
      Incorporation and By-Laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, Xplorer, S. A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock which were valued in aggregate at $53 Million by the Court. The historical determinable value in accordance with generally accepted accounting principles was $2,011,200 and the Company accounted for the transaction as a quasi-reorganization.

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

      Presentation
      The Company intends to engage in the development of natural resource properties. As of March 31, 1997 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, LLC., and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of March 31, 1997. The accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note 8).

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

      The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly- formed Xplorer S.A. was as stated in the Company's 10-KSB as of December 31, 1996.

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

Note 7    Other Investments:

      The Company holds a $500,000 full recourse promissory note at 8% interest per annum, payable monthly and principal due August 18, 1997. This note is secured by 500,000 Class C Units of United Reality Group Limited Partnership redeemable by issuer at $1.00 per unit in August 1997 and 75% tenant in common interest in the net proceeds from the Southwood Plaza Shopping Center in Charlotte, North Carolina. The property presently generates positive cash flow. However, the Company has elected not to reflect a $400,000 non- recourse promissory note secured only by 400,000 units of United Reality Group Partnership. Interest on the $500,000 note of $3,333 has been received on a monthly basis continuously.

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

      The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries Be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a reverse split of 5 to 1 to 400,000 total shares which were to be exchanged pursuant to the Plan for 400,000 common stock Units of the Company. Each common stock Unit consisting of one common share and one Warrant for one share of common at 70% of market asking price on August 5, 1997. (288,935 Units were issued as of 3/31/97)

Note 9    Accrued Legal Fees:

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

      All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

      The Company paid commissions of approximately 33% and raised $1,375,000 in net funds during 1996.

          Investment contracts are due as follows:
                 1997                                           $1,140,399
                 1998                                              267,000
                 1999                                              150,000
                 2000                                               45,000
                 2001                                               86,700
                 2002                                               71,718
                                                                ----------
                Total                                           $1,760,817
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

      Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% which includes overhead. Total charges capitalized to development to date are $548,318.

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

Note 14   Comparative Financial Statements

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

ITEM 2 MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Estimations of Management:

     The Plan of Reorganization and Disclosure Document approved by the Bankruptcy Court on July 24, 1996 included valuations of the gold ore reserves that were acquired by the Company as part of the Plan. The Company's portion of these gold ore reserves is 59%. The valuation is based upon a comprehensive geological reserve study conducted by geologist Christopher L. Pratt, which said report was updated December 31, 1996.

     The Company's management in compliance with applicable reporting guidelines has listed the gold ore reserves as Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further mineralization studies, additional drilling and sampling, and geological feasibility analysis.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         N/A

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     XPLORER, S.A.
                                                     (Registrant)


Date: May 31, 1997                      /s/ Steven Mortensen
                                        ----------------------------------------
                                        Steven Mortensen,
                                        Chairman and Secretary


                                        /s/ Jon W. Bice
                                        ----------------------------------------
                                        Jon W. Bice  (CFO)