Form 10QSB
period 1997-06-30
XPLORER S A
filed 1997-08-15
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

               Nevada                                          88-0199674
   ------------------------------                           ----------------
  (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization Number)                        Identification)


4750 Kelso Creek Road, Weldon, California                         93238
-----------------------------------------                       ---------
Address of principal executive offices)                         (Zip Code)

                    Phone: (619) 378-3936 Fax: (619) 378-1066
                    -----------------------------------------
              (Registrant's telephone number, including area code)

                     Gerant Industries, Inc.- March 31, 1997
                     ---------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of June 30, 1997, there were 18,782,445 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  As of June 30
                                     Assets
                                                      1997            1996
                                                  ----------------------------
                                                   (Unaudited)    (Unaudited)
Current Assets:
  Cash                                                $39,756     Not
  Note receivable (Note 5)                                  0     Available
  Marketable securities (Note 4)                       30,261     For Prior
  Prepaid commissions                                 170,467     Period
                                                                  See Note 13
                                                   ---------------------------
Total Current Assets                                  240,484
Property, plant & equipment - net
  (Notes 2, 5)                                      3,528,089
Other investments (Notes 7 and 11)                  1,019,000

                                                  ----------------------------
          Total Assets                             $4,787,573
                                                  ============================
       Liabilities and Shareholder Equity
                   Liabilities:
Current Liabilities:
  Gold contracts ( Note 12)                            94,438
  Zero-coupon bonds - Current                         887,609
  Related party payable (Note 11)                     208,017
  Note payable (Notes 5 and 11)                       450,000
  Payroll obligations                                  10,248
  Other accrued expenses                               21,738

                                                  ----------------------------
                                                    1,672,050
  Accrued legal fees (Note 8)                          86,897
  Long-term zero coupon bonds                         855,403
  Minority interest in consolidated
    subsidiary (Note 8)                               852,000
                                                  ----------------------------
                                                    3,466,350
                                                  ----------------------------
Commitments and contingencies
(Notes 2, 9, 11, & 12)


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                     Consolidated Balance Sheet (Continued)
                                  As of June 30

                                                      1997            1996
                                                  ----------------------------
                                                   (Unaudited)    (Unaudited)


              Shareholders' Equity (Note 7):
  Preferred Stock, par value $0.001,                    1,300
    authorized 1,250,600 shares;
    convertible beginning in 2006; 1,250,600 shares issued and outstanding.

  Common Stock, $0.0001 par value, authorized
    sixty million (60,000,000) shares;
    18,782,455 shares issued and outstanding.          18,782
  Additional paid in capital                        2,546,000
  Deficit accumulated during the development
    stage                                          (1,244,859)
                                                  ----------------------------
Total Shareholders' Equity                          1,321,223
                                                  ----------------------------
Total Liabilities and Shareholders' Equity         $4,787,573
                                                  ============================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                     For The Six Month Period Ended June 30

                                           1997                    1996
                                  ---------------------------------------------
                                   Quarter      Year To     Quarter    Year To
                                                 Date                   Date
                                  ---------------------------------------------

Income:                                                     Not Available
                                                            For Prior Periods
Revenues (Note 1)                         $0          $0    See Note 13
Other income (expense)               $10,000      65,020
                                  ---------------------------------------------
          Total Income                10,000      65,020
                                  ---------------------------------------------

Cost of Sales:
                                           0           0
                                           0           0
                                  ---------------------------------------------
          Total Cost of sales              0           0
                                  ---------------------------------------------
          Gross margin (Loss)         10,000      65,020
                                  ---------------------------------------------
Operating Expenses:
Compensation                          51,687      95,453
Professional fees                      1,351      74,719
Commissions                                0           0
Interest                              11,250      18,750
Administrative                       205,233     216,957
Depreciation                               0           0
                                  ---------------------------------------------
Total Operating expenses             269,521     405,879
                                  ---------------------------------------------

                                  ---------------------------------------------
       Net Profit (Loss)           ($259,521)   (340,859)
                                  =============================================

Earnings (Loss) per
Share of Common Stock and
Common Stock Equivalents             ($0.014)    ($0.018)
                                  =============================================
Common Stock outstanding          18,782,445  18,782,445
                                  =============================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                     For the Six Month Period Ended June 30

          CASH FLOWS FROM OPERATING ACTIVITIES           1997        1996
                                                      ----------------------
Net (Loss)                                            ($340,859)   Not
Adjustments to Reconcile Net Income to                             available
     Net Cash Used in Operating Activities:                        for Prior
      Eliminate Non Cash Items (Depreciation and                   Periods
      Amortization)
(Increase) Decrease in:                                            See Note
                                                                   13 for
     Receivables                                         16,000    details
     Marketable securities                              196,139
     Prepaid commissions                                 39,533
Increase (Decrease) in:
     Gold contracts                                    (178,562)
     Zero coupon bonds                                  (27,391)
     Related party payable                               59,017
     Accrued expenses and payroll obligations            (9,214)
     Accrued legal fees                                 (60,103)
     Long term zero coupon bonds                        302,703

           NET CASH PROVIDED BY (USED IN)             ----------------------
               OPERATING ACTIVITIES                      (2,737)
                                                      ----------------------
       CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
     Costs added to property, plant & equipment        (123,689)
     Notes payable
     Stock issued for equity conversion:
     Common stock                                           182
     Paid in capital                                          0
     Minority Interest in company activities                  0

          NET CASH PROVIDED BY (USED IN)              ----------------------
               FINANCING ACTIVITIES                    (123,507)
                                                      ----------------------
NET INCREASE (DECREASE) IN CASH                        (126,244)
CASH, at Beginning of Period                            166,000
                                                      ----------------------
CASH, at End of Period                                  $39,756
                                                      ======================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                  For the Six Month Period Ended June 30, 1997


                                   Common Stock           Preferred Stock      Additional
                             ----------------------------------------------     Paid In       Retained
                               Shares         Amount      Shares     Amount     Capital       Earnings       Total
                             ----------------------------------------------------------------------------------------
Balance per audit,           18,554,000      $18,600     1,280,550   $1,300   $2,546,000     ($904,000)    $1,661,900
December 31, 1996

Entries For Quarter
Ending March 31, 1997

Adjustments to year end         228,445          182                                                             $182

Profit (loss) for period                                                                       (81,338)     (81,338)

                             ----------------------------------------------------------------------------------------
BALANCE, March 31, 1997      18,782,445      $18,782     1,280,550   $1,300   $2,546,000     ($985,338)    $1,580,744
                             ----------------------------------------------------------------------------------------

Entries For Quarter
Ending June 30, 1997



Profit (Loss) for period                                                                      (259,521)     ($259,521)
                             ----------------------------------------------------------------------------------------
Balance, June 30, 1997       18,782,445      $18,782     1,280,550   $1,300   $2,546,000   ($1,244,859)    $1,321,223
                             ========================================================================================


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended June 30, 1997

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

         Presentation

         The Company intends to engage in the development of natural resource properties. As of June 30, 1997 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of June 30, 1997. The accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note 8).

                     Three Month Period Ended June 30, 1997

         Gerant, the predecessor Company, had net assets of approximately $52,000 (Note 3) and insignificant operations from January 1, 1994 to August 15, 1996. The quasi- reorganization of this entity resulted in retained earnings of $0 as of January 1, 1996.

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

                     Three Month Period Ended June 30, 1997


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

         FINANCIAL UNCERTAINTIES:
         The Company is in the development stage and has experienced a net loss of $. The loss is principally due to commissions and interest associated with the 1996 German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred (see Note 9).

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

                     Three Month Period Ended June 30, 1997

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

                     Three Month Period Ended June 30, 1997


         The Company does not use derivatives financial instruments for speculative purposes. The Company enters into gold equity investments to manage exposure to changes in a rising gold price and the Company's undelivered commitments.

Note 5   Property, Plant and Equipment:

         The values reflected in the 10 KSB of December 31, 1996 are carried forward here and are adjusted by any additions or deletions as of the current period. These values are at the defined cost of $3,696,184, with accumulated depreciation of $181,900, with the net reflected on the balance sheet.

         The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13).

Note 6   Other Investments:

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

                     Three Month Period Ended June 30, 1997

         Atlantic owns 406,000 shares of Xplorer S.A. of which 218,218 shares are committed to German contract holders who are exchanging their contracts for stock of Xplorer that is owned by Atlantic. This investment is 59% eliminated in consolidated financial statements and reflected at a nominal value of $0.10 per share of $19,000.

Note 7   Atlantic Pacific Trust, L.L.C.:

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

         The Plan provided that Compania Comerciale Atlantis, S.A. would exchange 500,000 of its LLC units for 1,250,000 preferred shares of the Company. However, only 417,200 units were exchanged for 1,043,000 preferred shares und this Plan. In December 1996, CCA did exchange 189,960 units for an additional 237,550 shares of preferred stock. The preferred stock is partially convertible to ten shares of common stock at the end of six years and has a dividend of 1.00% per month payable in common stock at time of conversion. In December 1996, the preferred stockholder agreed to waive all present and future preferred dividend rights for the immediate issuance of 1,000,000 common shares of the Company.

                     Three Month Period Ended June 30, 1997


         The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries Be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a reverse split to 400,000 common stock Units. All of these Units have not as yet been issued.

Note 8   Accrued Legal Fees:

         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill, & Klausner (the "Firm"). Upon purchase, Atlantic intends to exchange the claim for 257,000 Xplorer common stock special units. This transaction is still in progress and is anticipated to be completed during the calendar year 1997.

Note 9   Note Payable:

         In September, 1996 the Company borrowed $450,000 from Gardner Investments. The terms of the note are 10.00% per annum payable monthly. The principal is due and payable on September 25, 1997 and is secured by 500,000 Class C Units of United Realty Group, L.P. The note is convertible, at the option of the holder, at any time for 150,000 shares of common stock of the Company.

Note 10  Investment Contracts Payable:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of June 30, 1996, the balance owed is $99,437. The Company has covered it's gold risk on outstanding contracts up to $369 per ounce. The Company has paid off $128,823 of these contracts in 1997.

                     Three Month Period Ended June 30, 1997


         b)     Zero-coupon  contract  of $12,500  payable in U.S.  dollars  and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of June 30, 1997 the balance is $87,500 and interest expense of $29,132 has been accreted. The Company has paid off $50,000 of these contracts in 1997.

         c) Zero-coupon contract payable in 5,000 German Deutsche Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of June 30, 1997 is $390,455 and interest expense of $24,458 has been accreted. The Company has paid off $296,223 in 1997 with 218,218 shares of the Company common stock owned by Atlantic.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future. To date from January 1, 1997 to June 30, 1997 the Company raised $328,338 from these contracts. No payments have been due on these contracts in 1997.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $1,375,000 in net funds during 1996.

                Investment contracts are due as follows:
                           1997                             $610,893
                           1998                              458,261
                           1999                              211,824
                           2000                               82,419
                           2001                              300,909
                           2002                               78,706
                                                          ----------
                           Total                          $1,743,012
                                                          ----------

                     Three Month Period Ended June 30, 1997


Note 11  Related Party Payable:

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

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% overhead. Total charges capitalized to development to date are.

         As of March 31, 1997 the Company owes these entities $147,000 for past services and such amount is accrued into development costs for evening Star Mine (See Note 6).

Note 12  New Accounting Pronouncements:

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

                     Three Month Period Ended June 30, 1997


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

Note 13  Comparative Financial Statements

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


ITEM 2.      MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 1997:

FINANCIAL CONDITION:
         The Company's working capital resources during the period ended June 30, 1997 were provided by convertible loans (See Notes to Financial Statements), and stock placements and Revenue bonds and investments. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the working capital requirements not filled by other sources. This will continue until the commencement of operations.

                     Three Month Period Ended June 30, 1997

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

ESTIMATIONS OF MANAGEMENT:
         Each year, Atlantic Management estimates or reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of the mining property. Other metals could also be present in the ore reserves. Significant changes to the Company's plans could occur as a result of mining experience, new ore discoveries, changes in mining process, new investment in equipment and technology. Also permits may not be renewable under the same terms and conditions as originally granted. Exploration could not result in recoverable metals, and the anticipated pilot refinery could not be completed and other factors.
         The Company's management provides no assurance as to the outcome of any of these matters and resulting adjustments could be material to the Company's financial condition and operations.
         Given the above uncertainties, Atlantic utilizes the values for its gold ore resources based upon a comprehensive geological report updated by Christopher L. Pratt, Geologist, dated December 31, 1996, as to ore reserves.
         The Company's management in compliance with applicable reporting guidelines has graded the ore reserves as Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further mineralization studies, additional drilling and sampling, and geological feasibility analysis.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         N/A

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            XPLORER, S.A.
                                            (Registrant)


Date: August 12, 1997                       s/ Steven Mortensen
                                            -------------------
                                            Steven Mortensen,
                                            Chairman and Secretary



                                            /s/ Jon W. Bice
                                            -------------------
                                            Jon W. Bice  (CFO)