Form 10QSB
period 1997-09-30
XPLORER S A
filed 1997-11-20
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-17874

                                  XPLORER, S.A.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             88-0199674
------------------------------                              ---------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                            Identification Number)


                4750 Kelso Creek Road, Weldon, California 93238
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                    Phone: (619) 378-3936 Fax: (619) 378-1066
                    -----------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of September 30, 1997, there were 19,839,290 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document: 17

                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                            As of September 30, 1997

               Assets                                   1996           1997
                                                     -------------------------
                                                     (Unaudited)    (Unaudited)
Current Assets:
  Cash                                                 $528,316        $74,438
  Note receivable                                        16,000         82,356
  Marketable securities (Note 4)                              0        399,876
  Prepaid commissions                                         0        253,498
                                                     -------------------------
Total Current Assets                                    544,316        810,168
Property, plant & equipment - net (Note 5)                2,917      3,705,923
Other investments (Notes 6 and 11)                    6,580,250        519,000
Other assets                                             36,667              0
                                                     -------------------------
          Total Assets                               $7,164,150     $5,035,091
                                                     =========================

           Liabilities and Shareholder Equity

                   Liabilities:
Current Liabilities:
  Gold contracts ( Note 10)                                   0         88,220
  Zero-coupon bonds - Current (Note 10)                       0        897,882
  Related party payable (Note 11)                             0        208,017
  Note payable (Notes 9 and 11)                         450,000        470,000
  Payroll obligations                                         0          1,781
  Other accrued expenses                                 27,771         38,000
                                                     -------------------------
Total Current Liabilities                               477,771      1,703,900
  Accrued legal fees (Note 8)                           257,000         86,897
  Long-term zero coupon bonds (Note 10)                       0        909,263
  Minority interest in consolidated
    subsidiary (Note 6)                                       0        822,000
                                                     -------------------------
Total Liabilities                                       734,771      3,522,060
                                                     -------------------------

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                     Consolidated Balance Sheet (Continued)
                            As of September 30, 1997

                                                        1996           1997
                                                     -------------------------
                                                     (Unaudited)    (Unaudited)

Commitments and contingencies (Notes 2, 9, 10, & 11)

                   Shareholders' Equity (Note 7):
  Preferred Stock, par value $0.001, authorized           1,043          1,300
    1,250,600 shares; convertible beginning in
    2006; 1,250,600 shares issued and outstanding.
  Common Stock, $0.001 par value, authorized sixty       16,683         19,839
    million (60,000,000) shares; 19,839,290 shares
    issued and outstanding.
  Additional paid in capital                          6,411,653      2,755,643
  Deficit accumulated during the development stage                  (1,263,751)
                                                     -------------------------

Total Shareholders' Equity                            6,429,379      1,513,031
                                                     -------------------------

Total Liabilities and Shareholders' Equity           $7,164,150     $5,035,091
                                                     =========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  Xplorer, S.A (A Development Stage Enterprise)
                        Unaudited Statement of Operations
               For The Nine Month Period Ended September 30. 1997

                                                1996                                 1997
                                    --------------------------------------------------------
                                       Quarter    Year To Date      Quarter     Year To Date
                                    --------------------------------------------------------
INCOME:
                                    No
                                    Operational
                                    Information
Revenues (Note 1)                   Available From                      $447            $447
                                    Prior
Other income (expense)              Year (Note 13)                   141,014         206,034
                                    --------------------------------------------------------
          Total Income                                               141,461         206,481
                                    --------------------------------------------------------

COST OF SALES:


                                                                           0               0
                                    --------------------------------------------------------
          Total Cost of sales                                              0               0
                                    --------------------------------------------------------
          Gross margin (Loss)                                        141,461         206,481
                                    --------------------------------------------------------
OPERATING EXPENSES:
Compensation                                                         111,898         207,351
Professional fees                                                     41,127         115,846
Commissions                                                                0               0
Interest                                                             111,250         130,000
Administrative                                                     (103,922)         113,035
Depreciation                                                               0               0
                                    --------------------------------------------------------
Total Operating expenses                                             160,353         566,232
                                    --------------------------------------------------------
Extraordinary expenses                                                     0               0
                                    --------------------------------------------------------
               Net Profit (Loss)                                    ($18,892)      ($359,751)
                                    ========================================================

Earnings (Loss) per Share of Common                                  ($0.001)        ($0.018)
Stock and Common Stock Equivalents
                                    ========================================================
Common Stock outstanding                                          19,839,290      19,839,290
                                    ========================================================


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
               For the Nine Month Period Ended September 30, 1997

                                                          1996        1997
                                                       ----------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                             Not          ($359,751)
Adjustments to Reconcile Net Income to                 available
     Net Cash Used in Operating Activities:            for Prior
     Eliminate Non Cash Items (Depreciation and        Periods       (181,900)
       Amortization)
(Increase) Decrease in:                                See Note
     Receivables                                       13 for         (66,356)
     Marketable securities                             details       (173,476)
     Prepaid commissions                                              (43,498)
Increase (Decrease) in:
     Gold contracts                                                  (184,780)
     Zero coupon bonds                                                (17,118)
     Related party payable                                             59,017
     Accrued expenses and payroll obligations                          (1,419)
     Accrued legal fees                                               (60,103)
     Long term zero coupon bonds                                      356,563
                                                       ----------------------
               NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                                  (672,821)
                                                       ----------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
     Costs added to property, plant & equipment                      (119,623)
     Notes payable                                                     20,000
     Other investments                                                500,000

         FINANCING ACTIVITIES
Increase (Decrease) in:
     Stock issued for equity conversion:
     Common stock                                                       1,239
     Paid in capital                                                  209,643
     Minority Interest in company activities                          (30,000)
                                                       ----------------------
          NET CASH PROVIDED BY (USED IN)
               INVESTING AND FINANCING ACTIVITIES                     581,259
                                                       ----------------------
NET INCREASE (DECREASE) IN CASH                                       (91,562)
CASH, at Beginning of Period                                          166,000
                                                       ----------------------
CASH, at End of Period                                                $74,438
                                                       ======================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Nine Month Period Ended September 30, 1997

                                      Common Stock          Preferred Stock   Additional
                                 -------------------------------------------    Paid In       Retained
                                   Shares       Amount     Shares     Amount    Capital       Earnings        Total
                                 -------------------------------------------------------------------------------------
Balance per audit,               18,554,000     $18,600   1,280,550   $1,300  $2,546,000      ($904,000)    $1,661,900
December 31, 1996

Entries For Quarter
Ending March 31, 1997

Adjustments to year end             228,445         182                                                           $182
Profit (loss) for period                                                                        (81,338)      ($81,338)
                                 -------------------------------------------------------------------------------------
BALANCE, March 31, 1997          18,782,445     $18,782   1,280,550   $1,300  $2,546,000      ($985,338)    $1,580,744
                                 -------------------------------------------------------------------------------------

Entries For Quarter
Ending June 30, 1997

Profit (Loss) for period                                                                       (259,521)     ($259,521)
                                 -------------------------------------------------------------------------------------
Balance, June 30, 1997           18,782,445     $18,782   1,280,550   $1,300  $2,546,000    ($1,244,859)    $1,321,223
                                 -------------------------------------------------------------------------------------

Entries for quarter
ending September 30, 1997

Stock issued to                   1,056,845       1,057                          209,643                      $210,700
officers, consultants

Profit (loss) for period                                                                         (18,892)     ($18,892)
                                 -------------------------------------------------------------------------------------
Balance, September 30, 1997      19,839,290     $19,839   1,280,550   $1,300  $2,755,643    ($1,263,751)    $1,513,031
                                 =====================================================================================


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 XPLORER, S. A. (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 1997

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

         Presentation
         The Company intends to engage in the development of natural resource properties. As of September 30, 1997 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic- Pacific Finanzprodukte, GmbH as of September 30, 1997. The accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note 7).

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

         Reporting Currency:
         While the Company has significant financing transactions denominated in German currency, its operations are located in the U.S. Accordingly, all financial information regarding these transactions is translated into U.S. dollars and no material transaction effect exists at September 30, 1997.

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

         Financial Uncertainties:
         The Company is in the development stage and has experienced a net loss of $359,751 or $0.018 cents per share. The loss is principally due to commissions and interest associated with the 1996 German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred.

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

         Note 5     PROPERTY, PLANT AND EQUIPMENT:

         The values reflected in the 10 KSB of December 31, 1996 are carried forward here and are adjusted by any additions or deletions as of the current period. These values are at the defined cost of $3,696,184, with accumulated depreciation of $181,900, with the net reflected on the balance sheet. Depreciation for the current year will be added at year end.

         The Company's majority-owned subsidiary (Note 7) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 11).

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

         Atlantic owns 323,872 shares of Xplorer S.A. of which 218,218 shares are committed to German contract holders who are exchanging their contracts for stock of Xplorer that is owned by Atlantic. This investment is 59% eliminated in consolidated financial statements and reflected at a nominal value of $0.10 per share of $19,000.

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

         APT was funded by sale of investment contracts, precious metal forward contracts, and equity units ("LLC"). The Company owns 1,274,960 LLC units as of the current date (59%).

         APT made a loan to the Company for $355,000 that was converted to Company special units (one share of common stock and one B warrant and C warrant each exercisable within five years at $2.00 and $3.00 per share, respectively and paid a Gerant creditor $110,000 in exchange for 111, 667 shares of the Company's common stock. These funds were used by the Company to pay Gerant creditors according to the Plan. At the current date the value of 191,084 shares (59% of 323,872) has been eliminated upon consolidation.

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

         Note 10    INVESTMENT CONTRACTS PAYABLE:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of September 30, 1996, the balance owed is $88,220. The Company has covered it's gold risk on outstanding contracts up to $369 per ounce. The Company has paid off $152,633 of these contracts in 1997.

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of September 30, 1997 the balance is $87,500 and interest expense of $29,132 has been accreted. The Company has paid off $100,000 of these contracts in 1997.

         c) Zero-coupon contract payable in 5,000 German Deutsche Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of September 30, 1997 is $810,467 and interest expense of $24,458 has been accreted. The Company has paid off $296,223 in 1997 with 218,218 shares of the Company common stock owned by Atlantic. The Company, in 1997, has paid cash on these bonds in the amount of $65,790.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future. To date from January 1, 1997 to September 1997 the Company raised $585,751 from these contracts. No payments have been due on these contracts in 1997.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $1,375,000 in net funds during 1996.

                  Investment contracts are due as follows:

                           1997             $509,599
                           1998              535,908
                           1999              295,706
                           2000              174,537
                           2001              300,909
                           2002               78,706
                                          ----------
                           Total          $1,895,365
                                          ==========


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

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% overhead. Total charges capitalized to development to date are $2,851,984.

         As of September 30, 1997 the Company owes these entities $146,152 for past services and such amount is accrued into development costs for evening Star Mine.

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

         Note 14    PURCHASES MADE USING COMMON STOCK

         The Company purchased 20,000 Units of Beneficial Interest of Atlantic Pacific Trust, from Stonehill Investments, Ltd., bringing the total holding of the Company in Atlantic Pacific Trust to 59%. 250,000 shares of common stock valued at $0.12 per share, were issued for these Units. This purchase was executed to complete an agreement that was made to purchase all the Units from Stonehill Investments, Ltd. This purchase transaction fulfilled the Company's obligation to this agreement.

 ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine months ended September 30, 1997:

Financial Condition:

         The Company's working capital resources during the period ended September 30, 1997 were provided by convertible loans (See Notes to Financial Statements), stock placements, Revenue bonds, and investments. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the working capital requirements not filled by other sources. This will continue until the commencement of operations.

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

Results of Operations:

         There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. These operation activities are not scheduled to begin until the second quarter of 1998.

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

                                           XPLORER, S.A.
                                           (Registrant)


Date: November 18, 1997                    /s/ Steven Mortensen
                                           --------------------
                                           Steven Mortensen,
                                           Chairman and Secretary


                                           /s/ Jon W. Bice
                                           --------------------
                                           Jon W. Bice (CFO)