Form 10KSB/A
period 1996-12-31
XPLORER S A
filed 1998-01-23
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             Form 10-KSB/A (Amended)



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to


Commission File No. 0-17874


                                  XPLORER, S.A.
           (Name of small business issuer as specified in its charter)


           Nevada                                              88-0199674
-------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     4750 Kelso Creek Road, Weldon, California                    93238
     -----------------------------------------                 ----------
      (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (619) 378-3936

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

Exhibit index page number: 24-25
Total sequentially numbered pages in this document: 45

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock was inactive for from June 23, 1984 until September 22, 1997, when it began trading on the Bulletin Board Over-the-Counter Market. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market".

The following table sets forth the range of Bid and Ask prices for the Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                     1997                                Bid     Asked

         Quarter ending March 31, 1997                  $0.50    $1.75


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

I. Gerant merged from its Chapter 11 proceeding in August 1996. Prior to that date, the reorganization with Xplorer, S.A., Gerant had no significant operations, cash flows, or changes in financial condition, and was inactive since January 1, 1994. Legal fees incurred during the bankruptcy period are presently being paid by the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB/A and are incorporated herein by reference:

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     Page
         Report of Independent Auditor................................F-1


         Consolidated Balance Sheet...................................F-2

         Consolidated Statement of Operations for the year
            ended December 31, 1996...................................F-3

         Consolidated Statement of Shareholders' Equity for the
            year ended December 31, 1996..............................F-4

         Consolidated Statement of Cash Flows for the year
            ended December 31, 1996...................................F-5

         Notes to Financial Statements................................F-6



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Name               Age                    Position
------------------------  ----   ----------------------------------------------
Steven B. Mortensen        36    Chairman of the Board and Secretary

Thomas C. Roddy, PE.       44    Director, President and Chief Executive Officer

William M. Moreland        48    Chief Operating Officer and Director

Jon W. Bice                52    Director, Treasurer and Chief Financial Officer

Joyce J. Pellet            60    Director

Benjamin C. Rice           58    Director


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

                                         Number of      Exercise   Expiration
                Name                      Options     Price/Share     Date
         -------------------             ---------    -----------  ----------
         Steven B. Mortensen              150,000         $.50           *
         William M. Moreland              150,000          .50           *
         Thomas C. Roddy                   75,000          .50           *
         Jon W. Bice                       75,000          .50           *
         All executive officers
          as a group (4 persons)          450,000          .50           *
__________________________
*  All options expire on January 30, 2007.

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

Name and Address                           Number of Shares           Percent
of Beneficial Owner                      Beneficially Owned(1)      of Class(2)
-------------------                      --------------------       ----------
Steven B. Mortensen                          425,000 (3)                2.4
Thomas C. Roddy                               50,000 (4)                 *
William M. Moreland                           50,000 (5)                 *
Jon W. Bice                                   70,000 (6)                 *
Joyce J. Pellet                               35,000 (5)                 *
Benjamin C. Rice                              10,000 (7)                 *
Compania Comercial Atlantis, S.A.          1,000,000 (8)                5.4
____________________
*        Less than one percent (1%).

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

  10.8            1997 Stock Incentive Plan.

_____________________
(1) Filed as exhibits to Registrant's Form 8K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

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

                                                       XPLORER, S.A.

Date:  January, 1998                                   By:/s/ Thomas C. Roddy
                                                       ----------------------
                                                       Thomas C. Roddy
                                                       President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
------------------------   --------------------------     --------------------

/s/ Steven B. Mortensen    Chairman of the Board             January 19, 1998
------------------------   and Secretary
Steven B. Mortensen

/s/ Thomas C. Roddy        President, Chief Executive        January 19, 1998
-----------------------    Officer and Director
Thomas C. Roddy

/s/ William M. Moreland    Chief Operating Officer           January 19, 1998
-----------------------    and Director
William M. Moreland

/s/ Jon W. Bice            Treasurer, Chief Financial        January 19, 1998
-----------------------    Officer and Director
Jon W. Bice
                                                                   Page 26 of 45

/s/ Joyce J. Pellet        Director                          January 19, 1998
-----------------------
Joyce J. Pellet

/s/ Benjamin C. Rice       Director                          January 19, 1998
-----------------------
Benjamin C. Rice

                                  XPLORER, S.A.

                                DECEMBER 31, 1996

                                  XPLORER, S.A.
                                DECEMBER 31, 1996



                                Table of Contents

                                                                           Page

Independent Auditors' Report ...............................................F-1

Consolidated Balance Sheet .................................................F-2

Consolidated Statement of Operations .......................................F-3

Consolidated Statement of Stockholder's Equity .............................F-4

Consolidated Statement of Cash Flows .......................................F-5

Notes to Consolidated Financial Statements ............................. F-6-14

                             JAY J. SHAPIRO, C.P.A.
                           A Professional Corporation

                             16501 Ventura Boulevard
                                    Suite 650
                            Encino, California 91436
                     Tel. (818) 990-4878 Fax (818) 990-4944


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of XPLORER, S.A.:

         We have audited the accompanying consolidated balance sheet of XPLORER, S.A. (the "Company"), a development stage enterprise, as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for each of the two years ended December 31, 1996, in conformity with generally accepted accounting principles.

         The financial statements reflect a reverse acquisition transaction and the acquirer had insignificant operation prior to July 1, 1996.

         As of December 31, 1996, the Company has significant negative working capital and exposure to financial uncertainties (See Notes 1 and 2).


December 30, 1997

                                                      JAY J. SHAPIRO, C.P.A.
                                                      a professional corporation

                                                                   Page 30 of 45
                                       F-1

                                  XPLORER, S.A.
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEET
                                As of December 31

Assets                                                 1996          1995
                                                   -----------   ------------
Current Assets:
Cash                                               $   166,000    $   100,000
Note receivable (Note 5)                                16,000
Marketable securities (Note 4)                         226,400
Prepaid commissions                                    210,000
                                                   -----------    -----------
Total Current Assets                                   618,400        100,000

Property, plant & equipment - net
 (Notes 6, 8 & 11)                                   3,404,400      2,830,300
Other investments (Notes 7 and 10)                   1,019,000        500,000
                                                   -----------    -----------

Total Assets                                       $ 5,041,800    $ 3,430,300
                                                   ===========    ===========

Liabilities and Shareholders' Equity
Current Liabilities:
Gold contracts (Note 11)                               273,000        390,000
Zero-coupon bonds - Current                            915,000         25,000
Related party payable (Note 12)                        149,000         50,000
Note payable (Notes 7 and 10)                          450,000
Payroll obligations                                      3,200
Other accrued expenses                                  38,000         12,000
                                                   -----------    -----------
Total Current Liabilities                            1,828,200        477,000

Accrued legal fees (Note 9)                            147,000
Long-term zero-coupon bonds                            552,700         87,500
Minority interest in consolidated
 subsidiary (Note 8)                                   852,000      1,175,000
                                                   -----------    -----------
                                                     3,379,900      1,739,500


                                                                   Page 31 of 44
                                       F-2

                                  XPLORER, S.A.
                        (a development stage enterprise)
                       CONSOLIDATED BALANCE SHEET (Cont'd)
                                As of December 31

                                                       1996          1995
                                                   -----------   ------------

Commitments and contingencies
 (Notes 2, 7, 8, 10, 11 & 12)
Shareholders' Equity:
Preferred stock, par value $0.001;
 authorized 15,000,000 shares;
 convertible beginning in 2006;
 1,280,550 shares issued and
 outstanding                                             1,300
Common stock subscribed                                  1,000
Common stock, $0.001 par value; authorized
  60,000,000 shares; 18,554,000 and 964,000
  shares issued and outstanding in 1996 and 1995        17,600          1,000
Capital surplus                                      2,546,000      1,793,800
Deficit accumulated during the development stage      (904,000)      (104,000)
                                                   -----------    -----------
Total shareholders' equity                           1,661,900      1,690,800
                                                   -----------    -----------
Total Liabilities and Shareholders' Equity         $ 5,041,800    $ 3,430,300
                                                   ===========    ===========

 The notes to the financial statements are an integral part of these statements

                 XPLORER, S.A. (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996

                                                     1996              1995
                                                 ------------      ------------
Revenue (Note 1)                                 $          0      $          0
                                                 ------------      ------------

Expenses:
  Compensation                                   ($   128,600)
  Professional fees                                  (113,500)
  Commissions                                        (450,900)          (90,000)
  Interest                                           (171,700)          (30,000)
  Administrative and depreciation                    (207,000)          (40,000)
                                                 ------------      ------------
     Total                                         (1,071,700)         (160,000)

Other income (expense):
  Gain on marketable securities-net                    37,000
  Interest income                                      48,400
  Loss on settlement of gold contracts               (106,000)
                                                 ------------
      Total                                           (20,600)

Net Loss Before Minority Interest
 in Loss of Company                                (1,092,300)         (160,000)


Minority Interest in Loss of Company                  340,300            56,000
                                                 ------------      ------------


Net Loss                                         ($   752,000)         (104,000)
                                                 ============      ============




Net Loss per Share                               ($      0.05)     ($      0.11)
                                                 ============      ============




Weighted Average Number of Shares                  16,800,000           964,000
                                                 ============      ============



                      The notes to the financial statements
                    are an integral part of these statements



                                                                   Page 33 of 44
                                       F-4

                 XPLORER, S.A. (a development stage enterprise)
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Notes 1, 2,3, and 8)



                                                                                                  Deficit
                                                                                                Accumulated
                                           Common stock           Preferred Stock                   During
                                            ($.001 par)             ($.001 par)       Capital    Development
                                      Shares        Amount        Shares    Amount    Surplus       Stage         Total
                                   ------------    ---------    ---------   ------   ----------   ---------    ----------
Balance , January 1, 1995               964,000       $1,000                         $1,793,800                $1,794,800
Net Loss for period                                                                               ($104,000)     (104,000)
                                   ------------    ---------    ---------   ------   ----------   ---------    ----------

Balance, December 31, 1995              964,000       $1,000                         $1,793,800    $104,000    $1,690,800
                                   ------------    ---------    ---------   ------   ----------   ---------    ----------

Balance, January 1, 1996                964,000        1,000                         $1,793,800    (104,000)   $1,690,800
Balance, August 15, 1996
 merger with Gerant
 pursuant to the Plan
 (August, 1996)                      14,639,000      $14,600    1,043,000   $1,000      252,800      52,000       320,400
Stock issued  to  special
  creditors pursuant to  the
  Plan (September, 1996)               996,000        1,000                             98,600                   $99,600
Preferred stock  issuance
  to Atlantic  beneficiary
  for 189,960 LLC's
  (December, 1996)                                                237,550      300      207,300                   207,600
Dividend  waiver
  on preferred stock
  (December 1996)                     1,000,000        1,000                             99,000    (100,000)
Stock issued to employees
  and consultants for
   professional services
  (December, 1996)                      955,000        1,000                             94,500                    95,500
Net loss for period                                                                                (752,000)    (752,000)
                                   ------------    ---------    ---------   ------   ----------   ---------    ----------
Balance, December 31, 1996           18,554,000      $18,600    1,280,550   $1,300   $2,546,000   ($904,000)   $1,661,900
                                   ============    =========    =========   ======   ==========   =========    ==========



 The notes to the financial statements are an integral part of these statements

                                                                   Page 34 of 45
                                       F-5

                 XPLORER, S.A. (a development state enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        1996            1995
                                                    -----------     -----------
Net loss                                              ($752,000)      ($104,000)
Adjustment to net cash used by operations:
Minority interest in net loss of Company               (340,300)        (56,000)
Depreciation and amortization                           181,900
Accretion of interest                                   160,400
Gain on marketable securities                           (37,000)
Accrued expenses and other liabilities                   40,200          60,000
Related party payable                                   149,000
Prepaid commissions                                    (210,000)
Other                                                    24,500
                                                    -----------     -----------
  Total adjustments                                     (31,300)          4,000
                                                    -----------     -----------

Net cash used by operations                            (783,300)       (100,000)

Financing activities:
  Sale of Atlantic units for cash                       458,300
  Proceeds from sale of investment contracts          1,375,000         200,000
  Repayment of gold contracts                          (325,000)
  Note payable                                          450,000
                                                    -----------     -----------
  Net cash provided by financing activities           1,958,300         200,000
                                                    -----------     -----------
Investing activities:
  Computer equipment purchases                           (8,000)
  Mining property expenditures                         (527,000)
  Acquisition of marketable securities               (1,130,000)
  Proceeds from marketable securities                   911,000
  Gerant creditor expenditures                         (355,000)
                                                    -----------     -----------
  Net cash used by Investing Activities              (1,109,000)              0
                                                    -----------     -----------
Increase  in cash                                        66,000         100,000
Cash - Beginning                                        100,000               0
                                                    -----------     -----------
Cash - Ending                                          $166,000        $100,000
                                                    ===========     ===========

Supplemental cash flow information:
  Income taxes paid                                         800               0
                                                    ===========     ===========
  Interest paid                                         $11,300              $0
                                                    ===========     ===========

Atlantic exchanged 110,000 LLC units for commercial properties ($500,000 value) and professional services. The Company issued 1,995,000 shares of common stock for compensation and a preferred stock dividend.

 The notes to the financial statements are an integral part of these statements

                                                                   Page 35 of 44
                                       F-6

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

         The historical determinable value in accordance with generally accepted accounting principles was $320,000 and the Company accounted for the transaction as a reverse acquisition.

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

         Presentation:

         The Company intends to engage in the development of natural resource properties. As of 12/31/96 and 12/31/95 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of December 31, 1996. Such presentation has been reflected as of December 31, 1995 for purposes of accounting for the Gerant transaction as a reverse acquisition. The accounts of this entity, which made a $355,000 loan to Gerant as part of the Plan, are included in these consolidated financial statements and all significant inter-company transactions have been eliminated. The loan was converted to common stock special units of the Company (Note 8).



                                                                   Page 36 of 45
                                       F-7

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

         For purposes of financial reporting, Xplorer S.A. is treated as the purchaser in a reverse acquisition of Gerant (See Note 3) and accordingly, the 1995 financial statements reflect the Company on the same basis.

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


                                                                   Page 37 of 44
                                       F-8

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

         Property, Plant & Equipment and Depreciation:

         All property, plant and equipment is stated at cost and depreciated on a straight-line basis over individual useful lives - three years (computers), five years (mining equipment), and units-of- production based upon proven and probable reserves once mining property is at the operational level.

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

         Use of Estimates:

         The  preparation of financial  statements in conformity  with generally

                                                                   Page 38 of 45
                                       F-9

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 2   Summary of Significant Accounting Policies (cont'd)

         accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3   Reverse Acquisition:

         Gerant changed its corporate name to XPLORER, S.A pursuant to an exchange of stock and the provisions outlined in the Plan.

         The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly-formed XPLORER, S.A. was:

                                                 $000's
                                                 ------
         Cash (Note 8)                             335
         Other current assets                       17
                                                  ----
                                                   352
                                                  ----
         Net fixed assets                            3
         Investments                               500
                                                  ----
         Total Assets                             $855

         Current liabilities                      (298)
         Pre-petition liabilities                 (150)
         Atlantic advance (Note 8)                (355)
                                                  ----
         Total liabilities                        (803)
                                                  ----
         Net Assets                                $52
                                                  ====

         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company. Such units had a nominal book value of $0.32. These transactions created a valuation for the Company's new common and preferred stock issuance of $320,000.


Note 4   Marketable Securities:

         The amounts disclosed below represent marketable securities of the Company. All securities have been classified as "trading".

                                                                   Page 39 of 44
                                      F-10

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 4   Marketable Securities (cont'd)

                                          Cost      Fair Value
                                       ---------    ----------
         Equity securities              $211,400     $243,900

         Options - equity securities     (15,000)     (17,500)
                                       ---------    ----------

                                        $196,400     $226,400
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

Note 6   Property, Plant and Equipment:

                                                 Accumulated     Net Book
                                      Cost      Depreciation      Value
                                   ----------   ------------   -----------
         Computer equipment           $11,100       ($1,900)        $9,200
         Development costs -
            Evening Star            2,666,000                    2,666,000
         Mining equipment -
            Evening Star              909,200      (180,000)       729,200
                                   ----------   -----------    -----------
                                   $3,586,300     ($181,900)    $3,404,400
                                   ==========   ===========    ===========

         The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13).



                                                                   Page 40 of 45
                                      F-11

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

         APT was funded by sale of investment contracts, precious metal forward contracts, and equity units ("LLC"). The Company owns 1,254,960 LLC units as of December 31, 1996 (59%).

         APT made a loan to the Company for $355,000 that was converted to Company special units (one share of common stock and one B warrant and C warrant each exercisable within five years at $2.00 and $3.00 per share, respectively) and paid a Gerant creditor $110,000 in exchange for 111,667 shares of the Company's common stock These funds were used


                                                                   Page 41 of 44
                                      F-12

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 8   Atlantic-Pacific Trust, LLC (cont'd)

         by the Company to pay Gerant creditors according to the Plan. At December 31, 1996, the value of 275,334 shares (59% of 466,667) has been eliminated upon consolidation.

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





                                                                   Page 42 of 45
                                      F-13

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
                           ==========




                                                                   Page 43 of 44
                                      F-14

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

                                                                  Page 44 of 45
                                      F-15

                 XPLORER, S.A. (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1996

Note 13  New Accounting Pronouncements (cont'd)

         125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 was issued. The adopting of SFAS No. 125 is not expected to have any impact on the financial statements of the Company.



























                                                                  Page 45 of 45