Form 10QSB/A
period 1997-03-31
XPLORER S A
filed 1998-01-23
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              FORM 10-QSB (AMENDED)

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

             (   ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-17874

                                  XPLORER, S.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                         88-0199674
 ------------------------------                       -----------------------
 State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                         Identification) Number)

4750 Kelso Creek Road, Weldon, California                      93238
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

                     Phone (619) 378-3936 FAX (619) 378-1066
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                     Gerant Industries, Inc.- March 31, 1997
                     --------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Total  sequentially  numbered  pages  in this document: 14

                          PART I. FINANCIAL INFORMATION
----------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                 As of March 31

                     Assets                              12/31/96       1997
                                                        ----------   ----------
                                                         (Audited)   (Unaudited)
Current Assets:
  Cash                                                    $166,000      $95,544
  Note receivable (Note 5)                                 $16,000       16,000
  Marketable securities (Note 4)                           226,400      223,693
  Prepaid commissions                                      210,000      210,000
                                                        ----------   ----------
Total Current Assets                                       618,400      545,237
Property, plant & equipment - net                        3,404,400    3,404,400
Other investments                                        1,019,000    1,019,000
                                                        ----------   ----------
          Total Assets                                  $5,041,800   $4,968,637
                                                        ==========   ==========

     Liabilities and Shareholder Equity
                Liabilities:
Current Liabilities:
  Gold contracts                                           273,000      250,399
  Zero-coupon bonds - Current                              915,000      890,000
  Related party payable                                    149,000      149,000
  Note payable                                             450,000      450,000
  Payroll obligations                                        3,200        3,200
  Other accrued expenses                                    38,000       10,000
                                                        ----------    ---------
                                                         1,828,200    1,752,599
Accrued legal fees                                         147,000       97,000
Long-term zero coupon bonds                                552,700      620,418
Minority interest in consolidated
  subsidiary (Note 8)                                      852,000      908,000
                                                        ----------    ---------
                                                         3,379,900    3,378,017
                                                        ----------    ---------

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                       Consolidated Balance Sheet (Cont'd)
                                 As of March 31

                     Assets                              12/31/96       1997
                                                        ----------   ----------
                                                         (Audited)   (Unaudited)

               Shareholders' Equity:
Preferred Stock, par value $0.001,
  authorized  15,000,600 shares;                             1,300        1,300
  convertible beginning in 2006;
  1,280,600 shares issued and outstanding
Common Stock Subscribed                                      1,000
Common Stock, $0.001 par value, authorized
  sixty million (60,000,000)
  shares; 18,554,000 as of December 31, 1996
  and 18,782,447 shares issued
  and outstanding as of March 31, 1997                      17,600       18,828
Additional paid in capital                               2,546,000    2,555,830
  Deficit accumulated during the development stage        (904,000)    (985,338)
                                                        ----------   ----------
Total Shareholders' Equity                               1,661,900    1,590,620
                                                        ----------   ----------
Total Liabilities and Shareholders' Equity              $5,041,800   $4,968,637
                                                        ==========   ==========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  Xplorer, S.A (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                    For The Three Month Period Ended March 31

                                          1996                  1997
                                    ---------------   -----------------------
                                    Quarter   Year     Quarter       Year
                                            To Date                 To Date
                                    ---------------   ----------   ----------

Income:                               Not available
                                      For Prior
                                      Period
                                      See Note 14
                                      For Detail
Revenues (Note 1)                                             $0           $0
Investment income                                         10,020       10,020
                                    ---------------   ----------   ----------
          Total Income                                    10,020       10,020
                                    ---------------   ----------   ----------

Cost of Sales:
                                                               0            0
                                    ---------------   ----------   ----------
          Total Cost of sales                                  0            0
                                    ---------------   ----------   ----------
          Gross margin (Loss)                             10,020       10,020
                                    ---------------   ----------   ----------
Operating Expenses:
Compensation                                              43,766       43,766
Professional fees                                         42,239       42,239
Commissions                                               21,000       21,000
Interest                                                  30,000       30,000
Administrative                                            11,224       11,224
Depreciation                                                   0            0
                                    ---------------   ----------   ----------
Total Operating expenses                                 148,229      148,229
                                    ---------------   ----------   ----------
 Net loss before minority interest                     ($138,209)   ($138,209)
                                    ---------------   ----------   ----------
 Minority interest in loss                                56,871       56,871
                                    ---------------   ----------   ----------
          Net Profit (Loss)                             ($81,338)    ($81,338)
                                    ===============   ==========   ==========
Earnings (Loss) per Share
 of Common Stock and
 Common Stock Equivalents                                ($0.004)     ($0.004)
                                    ===============   ==========   ==========
Common Stock outstanding                              18,670,000   18,670,000
                                    ===============   ==========   ==========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                    For the Three Month Period Ended March 31


                                                     1996            1997
                                                -------------   ------------
        CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                      Not Available       ($81,338)
Adjustments to Reconcile Net Income to          For Prior
     Net Cash Used in Operating Activities:     Period See
     Eliminate Non Cash                         Note 14 For
      Items (Depreciation and Amortization)     Details

(Increase) Decrease in:
     Minority interest in consolidated sub                           (56,871)
     Receivables

Increase (Decrease) in:
     Accrued expenses and accounts payable                           (28,000)
     Other                                                            75,353

          NET CASH PROVIDED BY (USED IN)        -------------   ------------
          OPERATING ACTIVITIES                                       (90,856)
                                                -------------   ------------

     CASH FLOWS FROM INVESTING ACTIVITIES


Increase (Decrease) in:

     Redemption of investment contracts                              (47,600)

     Sale of investment contracts                                     68,000


          NET CASH PROVIDED BY (USED IN)        -------------   ------------
          FINANCING ACTIVITIES                                        20,400
                                                -------------   ------------

NET INCREASE (DECREASE) IN CASH                                      (70,456)

CASH, at Beginning of Period                                         166,000
                                                -------------   ------------

CASH, at End of Period                                               $95,544
                                                =============   ============

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                 For the Three Month Period Ended March 31, 1997

                                      Common Stock           Preferred Stock     Additional
                                 ----------------------------------------------   Paid In      Retained
                                   Shares       Amount     Shares       Amount    Capital      Earnings        Total
                                 --------------------------------------------------------------------------------------
Balance per audit,
December 31, 1996                18,554,000    $18,600    1,280,550    $1,300    $2,546,000    ($904,000)    $1,661,900

Entries For Quarter
Ending March 31, 1997

Stock issued for debt
repayment                           228,447        228                                9,830                     $10,058

Profit or (Loss) for period                                                                      (81,338)      ($81,338)

                                 --------------------------------------------------------------------------------------
BALANCE, March 31, 1997          18,782,447    $18,828    1,280,550    $1,300    $2,555,830    ($985,338)    $1,590,620
                                 ======================================================================================



  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 XPLORER, S. A. (A Development Stage Enterprise
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 1997


Note 1   Organization and Presentation:

         Xplorer, S. A., the "Company" (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996 which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

         Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court ("the Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the of the Articles of Incorporation and By-Laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, Xplorer, S. A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock which were valued in aggregate at $53 Million by the Court. The Company accounted for the transaction as a reverse acquisition of Xplorer.

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


Note 3   Reverse Acquisition:

         Gerant changed its corporate name to Xplorer, S.A. pursuant to an exchange of stock and the provisions outlined in the Plan, which was accounted for as a reverse acquisition.

         Xplorer's balance sheet prior to the execution of the Plan and reorganization with newly-formed Xplorer S.A. was as stated in the Company's 10 KSB (Amended) as of December 31, 1996.

         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company.


Note 4   Marketable Securities:

         The Company maintains an interest in marketable equity securities as part of its hedge program. The realized gains or losses are reflected in the Statement of Operations as Investment Income.

         The Company does not use derivatives financial instruments for speculative purposes. The Company enters into gold equity investments to manage exposure to increases in gold price and the Company's undelivered commitments.


Note 5   Note Receivable:

         Sym-Tek filed Chapter 11 bankruptcy proceedings with Gerant as a creditor. The amount of $16,000 was received subsequent to March 31, 1997.


Note 6   Property, Plant and Equipment:

         The Company's majority-owned subsidiary (Note 8) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 13). There were no additions during the quarter.

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

Note 9   Accrued Legal Fees:

         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill, & Klausner (the "Firm"). The claim is $97,000 as of March 31, 1997. Upon purchase, Atlantic intends to exchange the claim for 257,000 Xplorer common stock special units. This transaction is still in progress and is anticipated to be completed during the calendar year 1997.


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

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of March 31, 1997 interest expense has been accreted.

         c) Zero-coupon contract payable in 5,000 German Duetsch Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. As of March 31, 1997 interest expense has been accreted.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $1,435,000 in net funds to date.

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

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pay EMTEC bi-monthly at invoiced cost plus 18%, which includes overhead. Total charges capitalized to development to date are $548,318.

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

Note 14  Comparative Financial Statements

         Comparative financial data for similar periods in 1996 are not available. The Company, Xplorer S.A., had little or no operations during 1996 and any activity was related to fund raising. Any presentation of the numbers during that period would cause the reader to have a distorted view from a comparative standpoint.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1997:

Financial Condition:

         The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded ($64,000 during quarter). Sufficient funds have been made available by related parties for the working capital requirements not filled by other sources. This will continue until the commencement of operations.

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


                                                     XPLORER, S.A.
                                                     ----------------------
                                                     (Registrant)


Date: January 12, 1998                               /s/ Steven Mortensen
                                                     ----------------------
                                                     Steven Mortensen,
                                                     Chairman and Secretary


                                                     /s/ Jon W. Bice
                                                     ----------------------
                                                     Jon W. Bice
                                                     (CFO)