Form 10QSB/A
period 1997-06-30
XPLORER S A
filed 1998-01-23
CIK 852570

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

                        For the Transition period from to

                         Commission file number 0-17874

                                  XPLORER, S.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                             88-0199674
------------------------------                          ---------------------
State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                         Identification  Number)

4750 Kelso Creek Road, Weldon, California                        93238
-----------------------------------------                      ---------
 Address of principal executive offices)                      (Zip Code)


                    Phone: (619) 378-3936 Fax: (619) 378-1066
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                    Gerant Industries, Inc. - March 31, 1997
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( X ) No ( )

As of June 30, 1997, there were 18,782,447 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:   14

                       PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  As of June 30

                Assets                                 12/31/96       1997
                                                      ------------------------
                                                       (Audited)   (Unaudited)
Current Assets:
  Cash                                                  $166,000       $39,756
  Note receivable (Note 5)                                16,000             0
  Marketable securities                                  226,400       330,261
  Prepaid commissions                                    210,000       170,467
                                                      ------------------------
Total Current Assets                                     618,400       540,484
Property, plant & equipment - net                      3,404,400     3,404,400
Other investments                                      1,019,000     1,019,000
                                                      ------------------------
          Total Assets                                $5,041,800    $4,963,884
                                                      ========================
      Liabilities and Shareholder Equity
               Liabilities:
Current Liabilities:
  Gold contracts                                         273,000        94,438
  Zero-coupon bonds - Current                            915,000       887,609
  Related party payable                                  149,000       208,017
  Note payable                                           450,000       450,000
  Payroll obligations                                      3,200         3,200
  Other accrued expenses                                  38,000        10,000
                                                      ------------------------
                                                       1,828,200     1,653,264
  Accrued legal fees                                     147,000        86,897
  Long-term zero coupon bonds                            552,700       855,403
  Minority interest in consolidated
    subsidiary (Note 8)                                  852,000       915,080
                                                      ------------------------
                                                       3,379,900     3,510,644
                                                      ------------------------

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                       Consolidated Balance Sheet (Cont'd)
                                  As of June 30

                                                       12/31/96       1997
                                                      ------------------------
                                                       (Audited)   (Unaudited)

Commitments and contingencies

          Shareholders' Equity :
Preferred Stock, par value $0.001, authorized              1,300         1,300
  15,000,000 shares; convertible beginning in 2006;
  1,280,600 shares issued and outstanding
Common Stock Subscribed                                    1,000             0
Common Stock, $0.0001 par value, authorized sixty         17,600        18,828
  million (60,000,000)  shares;  18,554,000 as of
  December 31, 1996 and 18,782,447 shares issued
  and outstanding as of June 30, 1997
  Additional paid in capital                           2,546,000     2,555,830
  Deficit accumulated during the development stage      (904,000)   (1,122,718)
                                                      ------------------------
Total Shareholders' Equity                             1,661,900     1,453,240
                                                      ------------------------
Total Liabilities and Shareholders' Equity            $5,041,800    $4,963,884
                                                      ========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A
                        (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                     For The Six Month Period Ended June 30

                                            1996                   1997
                                     ------------------------------------------
                                                   Year                   Year
                                     Quarter     To Date   Quarter      To Date
                                     ------------------------------------------

Income:

Revenues (Note 1)                    Not                        $0           $0
                                     Available
                                     For Prior
Investment income                    Periods                10,000       20,020
                                     See Note 13
                                     ------------------------------------------
     Total Income                                           10,000       20,020
                                     ------------------------------------------

Cost of Sales:

                                                                 0            0
                                     ------------------------------------------
     Total Cost of sales                                         0            0
                                     ------------------------------------------
     Gross margin (Loss)                                    10,000       20,020
                                     ------------------------------------------
Operating Expenses:
Compensation                                                51,687       95,453
Professional fees                                           51,351       93,590
Commissions                                                 90,000      111,000
Interest                                                    42,000       72,000
Administrative                                               6,962       18,686
Depreciation                                                     0            0
                                     ------------------------------------------
Total Operating expenses                                   242,000      390,729
                                     ------------------------------------------
Net Loss before minority interest                         (232,000)    (370,709)
                                     ------------------------------------------
Minority interest in loss                                   95,120      151,991
                                     ------------------------------------------
     Net Profit (Loss)                                   ($136,880)   ($218,718)
                                     ==========================================

Earnings (Loss) per Share of Common
Stock and Common Stock Equivalents                         ($0.007)     ($0.012)
                                     ==========================================

Common Stock outstanding                                18,782,447   18,782,447
                                     ==========================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                     For the Six Month Period Ended June 30


          CASH FLOWS FROM OPERATING ACTIVITIES              1996       1997
                                                         --------------------
Net (Loss)                                               Not        ($218,718)
Adjustments to Reconcile Net Income to                   available
     Net Cash Used in Operating Activities:              for Prior
      Eliminate Non Cash Items (Depreciation and         Periods
Amortization)                                            See Note
(Increase) Decrease in:                                  13 for
     Minority interest in consolidated sub.                          (151,991)
     Receivables                                                       16,000
     Marketable securities                                           (103,861)
     Prepaid commissions                                               39,533
Increase (Decrease) in:
     Related party payable                                             59,017
     Accrued expenses and accounts payable                            (28,000)
     Other                                                            165,026

               NET CASH PROVIDED BY (USED IN)            --------------------
               OPERATING ACTIVITIES                                  (222,994)
                                                         --------------------

          CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:

     Redemption of investment contracts                              (205,953)
     Sale of investment contracts                                     302,703

                                                         --------------------
               NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                    96,750
                                                         --------------------
NET INCREASE (DECREASE) IN CASH                                      (126,244)
CASH, at Beginning of Period                                          166,000
                                                         --------------------
CASH, at End of Period                                                $39,756
                                                         ====================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
         UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 8)
                  For the Six Month Period Ended June 30, 1997


                                   Common Stock           Preferred Stock    Additional
                               --------------------     ------------------    Paid In      Retained
                                 Shares      Amount     Shares      Amount    Capital      Earnings        Total
                               -----------------------------------------------------------------------------------

Balance per audit,             18,554,000    $18,600   1,280,550   $1,300   $2,546,000     ($904,000)   $1,661,900
  December 31, 1996

Entries For Quarter
  Ending June 30, 1997
Stock issuance for debt           228,447        228                             9,830                     $10,058
  repayments
Profit (loss) for period                                                                    (218,718)    ($218,718)
                               -----------------------------------------------------------------------------------
BALANCE, March 31, 1997        18,782,447    $18,828   1,280,550   $1,300   $2,555,830   ($1,122,718)   $1,453,240
                               -----------------------------------------------------------------------------------


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                 XPLORER, S. A.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended June 30, 1997


Note 1   Organization and Presentation:

         Xplorer, S. A., the "Company" (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996 which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

         Gerant Industries, Inc. ("Gerant") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court ("the Court") for the Central District of California on March 1, 1994. On July 24, 1996 the Court confirmed Gerant's Third Amended Plan of Reorganization (the "Plan"). The Plan approved the amendment of the of the Articles of Incorporation and By-Laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, Xplorer, S. A. The Company was to issue 16,500,000 shares of common stock and 1,043,000 shares of preferred stock which were valued in aggregate at $53 Million by the Court. The Company accounted for the transaction as a reverse acquisition by Xplorer.

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

         PRESENTATION
         The Company intends to engage in the development of natural resource properties. As of June 30, 1997 the Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH. The accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note 8).

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

         FINANCIAL UNCERTAINTIES:
         The Company is in the development stage and has experienced a net loss. The loss is principally due to commissions and interest associated with the German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred (see Note 9).

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

         The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly-formed Xplorer S.A. was as stated in the Company's 10 KSB, as amended, as of December 31, 1996.

         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company.

Note 4   Marketable Securities:

         The Company maintains an interest in marketable equity securities as part of its hedge program. The realized gains or losses are reflected in the Statement of Operations under Investment Income.

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

Note 8   Accrued Legal Fees:

         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill, & Klausner (the "Firm"). The balance due as of June 30, 1997 is $87,000. Upon purchase, Atlantic intends to exchange the claim for 257,000 Xplorer common stock special units. This transaction is still in progress and is anticipated to be completed during the calendar year 1997.

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

Note 10  Investment Contracts Payable:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of June 30, 1997, the balance owed is $99,437. The Company has covered it's gold risk on outstanding contracts up to $369 per ounce. The Company has paid off $128,823 of these contracts in 1997.

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of June 30, 1997 has been accreted. The Company has paid off $50,000 of these contracts in 1997.

         c) Zero-coupon contract payable in 5,000 German Duetsch Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. As of June 30, 1997 interest expense has been accreted. The Company has paid off $296,223 in 1997 with 218,218 shares of the Company common stock owned by Atlantic.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future. For the six months ended June 30, 1997 the Company raised $328,338 from these contracts. No payments have been due on these contracts in 1997.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $1,697,000 in net funds to date.

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

         As of March 31, 1997 the Company owes these entities $147,000 for past services.

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

Note 13  Comparative Financial Statements

         Comparative financial data for similar periods in 1996 are not available. Xplorer S.A. had little or no operations as of June 30,

         1997. Any presentation of the numbers during that period would cause the reader to have a distorted view from a comparative standpoint. This will continue until the fourth quarter of this year, when Comparative Balance Sheets will commence.



ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 1997:

Financial Condition:

         The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded ($322,000 for six months ended June 30, 1997). Sufficient funds will be made available by related parties for the working capital requirements not filled by other sources. This will continue until the commencement of operations.

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

Results of Operations:

         While full operating activities are not scheduled to begin until the second quarter of 1998. For the six months ended June 30, 1997 the Company incurred approximately $111,000 in commissions to obtain funding and paid officers and professionals $189,000 for services rendered.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         N/A

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     XPLORER, S.A.
                                                 --------------------
                                                     (Registrant)


Date: January 12, 1998                           /s/ Steven Mortensen
                                                 --------------------
                                                 Steven Mortensen,
                                                 Chairman and Secretary


                                                 /s/ Jon W. Bice
                                                 --------------------
                                                 Jon W. Bice  (CFO)