Form 10QSB/A
period 1997-09-30
XPLORER S A
filed 1998-01-23
CIK 852570

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

As of September 30, 1997, there were 19,839,290 shares of common stock ($0.001 par value) issued and outstanding.

Total sequentially numbered pages in this document:   15

                          PART I. FINANCIAL INFORMATION
-----------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                               As of September 30

                Assets                                   12/31/96       1997
                                                        ----------   ----------
                                                        (Audited)    (Unaudited)
Current Assets:
  Cash                                                    $166,000      $74,438
  Note receivable                                           16,000            0
  Marketable securities                                    226,400      399,876
  Prepaid commissions                                      210,000      253,498
                                                        ----------   ----------
Total Current Assets                                       618,400      727,812
Property, plant & equipment - net                        3,404,400    3,404,400
Other investments                                        1,019,000    1,019,000
                                                        ----------   ----------
          Total Assets                                  $5,041,800   $5,151,212
                                                        ==========   ==========
 Liabilities and Shareholder Equity

           Liabilities
Current Liabilities:
  Gold contracts                                           273,000       88,220
  Zero-coupon bonds - Current                              915,000      897,882
  Related party payable                                    149,000      208,017
  Note payable                                             450,000      450,000
  Payroll obligations                                        3,200        1,781
  Other accrued expenses                                    38,000       10,000
                                                        ----------   ----------
Total Current Liabilities                                1,828,200    1,655,900
  Accrued legal fees                                       147,000       86,897
  Long-term zero coupon bonds                              552,700      909,263
  Minority interest in consolidated subsidiary             852,000    1,042,212
                                                        ----------   ----------
Total Liabilities                                        3,379,900    3,694,272



THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                  Xplorer, S.A.
                        (A Development Stage Enterprise)
                       Consolidated Balance Sheet (Cont'd)
                               As of September 30

                                                         12/31/96       1997
                                                        ----------   ----------
                                                        (Audited)    (Unaudited)

  Commitments and contingencies

                     Shareholders' Equity :
  Preferred Stock, par value $0.001,                         1,300        1,300
    authorized  15,000,000 shares; convertible
    beginning in 2006; 1,280,600 shares issued
    and outstanding.
  Common Stock Subscribed                                    1,000            0
  Common Stock, $0.0001 par value, authorized               17,600       19,885
    sixty million (60,000,000) shares;
    18,554,000 at 12/31/96 and 19,839,290 shares
    issued and outstanding at 9/30/97.
  Additional paid in capital                             2,546,000    2,765,473
  Deficit accumulated during the development stage        (904,000)  (1,329,718)
                                                        ----------   ----------
Total Shareholders' Equity                               1,661,900    1,456,940
                                                        ----------   ----------
Total Liabilities and Shareholders' Equity              $5,041,800   $5,151,212
                                                        ==========   ==========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  Xplorer, S.A (A Development Stage Enterprise)
                        Unaudited Statement of Operations
                For The Nine Month Period Ended September 30 1997

                                             1996                  1997
                                   --------------------------------------------
                                                  Year                  Year
                                      Quarter     To Date    Quarter    To Date
                                   --------------------------------------------

Income:

Revenues (Note 1)                          $0          $0         $0         $0
Investment income                                            $10,000     30,020
                                   --------------------------------------------
          Total Income                                        10,000     30,020
                                   --------------------------------------------

Cost of Sales:


                                                                   0          0
                                   --------------------------------------------
          Total Cost of sales               0           0          0          0
                                   --------------------------------------------
          Gross margin (Loss)               0           0     10,000     30,020
                                   --------------------------------------------
Operating Expenses:
Compensation                           48,000      48,000     53,000    148,453
Professional fees                      58,000      58,000     14,000    107,590
Commissions                           100,000     100,000    175,000    286,000
Interest                               42,000      42,000    111,000    183,000
Administrative                         86,000      86,000      8,000     26,686
Depreciation                                                       0          0
                                   --------------------------------------------
Total Operating expenses              334,000     334,000    361,000    751,729
                                   --------------------------------------------
Net loss before minority interest    (334,000)   (334,000)  (351,000)  (721,709)
                                   --------------------------------------------
Minority interest                     137,000     137,000    144,000    295,991
                                   --------------------------------------------
          Net Profit (Loss)         ($197,000)  ($197,000) ($207,000) ($425,718)
                                   ============================================

Earnings (Loss) per Share
of Common Stock and Common
Stock Equivalents                     ($0.013)    ($0.013)   ($0.011)   ($0.022)
                                   ============================================
                                   15,603,000  15,603,000 19,310,000 19,310,000
                                   ============================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
                        UNAUDITED STATEMENT OF CASH FLOWS
                  For the Nine Month Period Ended September 30


    CASH FLOWS FROM OPERATING ACTIVITIES               1996          1997
                                                    ----------     ---------
Net (Loss)                                          ($197,000)     ($425,718)
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:
      Minority interest in net loss                  (137,000)       190,212
(Increase) Decrease in:
     Receivables                                                      16,000
     Prepaid commissions                                             (43,498)
Increase (Decrease) in:
     Related party payable                                            59,017
     Accrued expenses and accounts payable             50,000        (29,419)
     Other                                                            60,665

    NET CASH PROVIDED BY (USED IN)                  ---------      ---------
    OPERATING ACTIVITIES                             (284,000)      (172,741)
                                                    ---------      ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
     Acquisition of marketable securities                           (173,476)

    FINANCING ACTIVITIES
     Redemption of investment contracts                             (301,898)
     Proceeds from sale of investment contracts        812,316       556,553

          NET CASH PROVIDED BY (USED IN)            ----------    ----------
               FINANCING ACTIVITIES                    812,316        81,179
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH                        528,316       (91,562)
CASH, at Beginning of Period                                 0       166,000
                                                    ----------    ----------
CASH, at End of Period                                $528,316       $74,438
                                                    ==========    ==========

The Company issued 1,285,700 shares for the repayment of indebtedness, financing costs, and compensation during the nine months ended September 30, 1997 and 2,951,000 shares for the three month period October 1, 1996 to December 31, 1996.

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 Xplorer, S.A. (A Development Stage Enterprise)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Nine Month Period Ended September 30, 1997 and 1996


                                        Common Stock             Preferred Stock        Additional
                                  ----------------------     ----------------------       Paid In         Retained
                                      Shares      Amount         Shares     Amount        Capital         Earnings         Total
                                  -------------------------------------------------------------------------------------------------
Balance September 30, 1996        15,603,000     $15,600      1,043,000     $1,000      $2,046,600       ($249,000)      $1,814,200

Stock issued to creditors            996,000       1,000                                    98,600                           99,600
  pursuant to the Plan
Dividend given to                  1,000,000       1,000                                    99,000                          100,000
  Preferred Stockholder
Issuance of Preferred                                           237,550        300         207,600                          207,900
  Stock
Stock issued to officers             955,000       1,000                                    94,500                           95,500
  and consultants
Net loss for period                                                                                       (655,000)        (655,000)
                                 --------------------------------------------------------------------------------------------------
Balance per audit,                18,554,000     $18,600      1,280,550     $1,300      $2,546,000       ($904,000)      $1,661,900
December 31, 1996

Entries For Period Ending
  September 30, 1997
Stock issued for debt                228,445         228                                     9,830                           10,058
  repayment
Stock issued to officers           1,057,290       1,057                                   209,643                          210,700
  and consultants
Profit (loss) for period                                                                                  (425,718)        (425,718)
                                 --------------------------------------------------------------------------------------------------
BALANCE, September  30, 1997      19,839,735     $19,885      1,280,550     $1,300      $2,765,473     ($1,329,718)      $1,456,940
                                 ==================================================================================================



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

         PRESENTATION
         The Company intends to engage in the development of natural resource properties. The Company does not have any operating properties and is a development stage enterprise owning 59% of Atlantic Pacific Trust, L.L.C. and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH as of September 30, 1997. The accounts of this entity, which has made loans to its parent are included in these financial statements and all significant inter-company transactions have been eliminated. The loans have been converted to common stock or units of the Company (Note
         8).

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

         FINANCIAL UNCERTAINTIES:
         The Company is in the development stage and has experienced a net loss of $426,000. The loss is principally due to commissions and interest associated with the German financing. There is no assurance that commercial quantities of mineral resources can be developed and sold in a profitable market. Also, mining production could be delayed and uninsurable risks could be incurred (see Note 9).

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

         The Gerant's balance sheet prior to the execution of the Plan and reorganization with newly-formed Xplorer S.A. was as stated in the Company's 10-KSB, as amended, as of December 31, 1996.

         Under the Plan, the Company would realize the assets of Gerant and assume the liabilities at Gerant basis, and issue common and preferred stock in exchange for 1,005,000 units of Atlantic equity held by the Company.


Note 4   Marketable Securities:

         The Company maintains an interest in marketable equity securities as part of its hedge program. These securities are reflected appropriately in the marketable securities section of the balance sheet. The realized gains losses are reflected in the Statement of Operations under Investment Income .

         The Company does not use derivatives financial instruments for speculative purposes. The Company enters into gold equity investments to manage exposure to increases in gold prices and the Company's undelivered commitments.

Note 5   Property, Plant and Equipment:

         The Company's majority-owned subsidiary (Note 7) owns eight claims known as the Evening Star Mine located in Piute Mountain, Kern County, California. Most of the development costs for Evening Star Mines are from related parties (Note 11). There were no additions during the quarter ended September 30, 1997.


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

         APT made a loan to the Company for $355,000 that was converted to Company special units (one share of common stock and one B warrant and C warrant each exercisable within five years at $2.00 and $3.00 per share, respectively and paid a Gerant creditor $110,000 in exchange for 111, 667 shares of the Company's common stock. These funds were used by the Company to pay Gerant creditors according to the Plan. At the current date the value of 323,872 shares (59% of 466,667) has been eliminated upon consolidation.

         The Plan provided that Compania Comerciale Atlantis, S.A. would exchange 500,000 of its LLC units for 1,250,000 preferred shares of the Company. However, only 417,200 units were exchanged for 1,043,000 preferred shares under this Plan. In December 1996, CCA did exchange 189,960 units for an additional 237,550 shares of preferred stock. The preferred stock is partially convertible to ten shares of common stock at the end of six years and has a dividend of 1.00% per month payable in common stock at time of conversion. In December 1996, the preferred stockholder agreed to waive all present and future preferred dividend rights for 1,000,000 common shares of the Company resulting in a $100,000 financing cost upon issuance during the quarter ended September 30, 1997.

         The Plan also provided that 585,560 LLC units held by Atlantic beneficiaries Be exchanged for Debtor Notes and converted to 14,639,000 shares of common stock. In addition, the former Gerant shareholders had a reverse split to 400,000 common stock Units. All of these Units have not as yet been issued.


Note 8   Accrued Legal Fees:

         Per the Plan, Atlantic agreed to purchase an estimated $257,000 legal fee administrative claim of the law firm, Robinson, Diamant, Brill, & Klausner (the "Firm"). As of September 30, 1997, the balance is
         $87,000. Upon purchase, Atlantic intends to exchange the claim for 257,000 Xplorer common stock special units. This transaction is still in progress and is anticipated to be completed during the calendar year 1997.


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

Note 10  Investment Contracts Payable:

         Atlantic has issued investment contracts under German securities laws. Such contracts are four types:

         a) Contract of $9,645 per kilo received in U.S. dollars for purchase of undelivered kilos (32.15 troy ounces) of gold bullion. All contracts have a one year maturity. As of September 30, 1997, the balance owed is $99,437. The Company has covered it's gold risk on outstanding contracts up to $369 per ounce. The Company has paid off $152,633 of these contracts in 1997.

         b) Zero-coupon contract of $12,500 payable in U.S. dollars and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in one to five years. As of September 30, 1997 interest expense has been accreted. The Company has paid off $100,000 of these contracts in 1997.

         c) Zero-coupon contract payable in 5,000 German Duetsch Marks ("DM") units and bearing interest at 9.00% per annum. Such contracts are repayable with related interest in DM in one to five years. The balance as of September 30, 1997 has interest expense accreted. The Company has paid off $296,223 in 1997 with 218,218 shares of the Company common stock owned by Atlantic. The Company, in 1997, has paid cash on these bonds in the amount of $65,790.

         d) Zero-coupon contract payable in DM or gold at the rate of 600 DM principal per 1 troy ounce of gold did not result in funding to the Company until January 1997. This is the only type of contract that will be offered in the future. To date from January 1, 1997 to September 1997 the Company raised $585,751 from these contracts. No payments have been due on these contracts in 1997.

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

         The Company paid commissions of approximately 33% and raised $800,000 during 1997.

                  Investment contracts are due as follows:

                           1997           $509,599
                           1998            535,908
                           1999            295,706
                           2000            174,537
                           2001            300,909
                           2002             78,706
                                        ----------
                           Total        $1,895,365
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

         Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of the eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% overhead. Total charges capitalized to development to date are .

         As of September 30, 1997 the Company owes these entities $208,000 for past services and such amount is accrued into development costs for evening Star Mine (See Note 6).


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

         Statement of Financial Accounting Standards Nos. 123. "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues it's equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and accordingly, has elected to continue to apply the intrinsic value based method. During the quarter ended September 30, 1997 the Company issued 806,835 shares to employees and consultants resulting in compensation expense of $81,000.

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

Note 13  Comparative Financial Statements

         Comparative financial data for similar periods in 1996 was initially available in August 1996. The Company had little or no operations prior to that date. Any presentation of the numbers during that period would cause the reader to have a distorted view from a comparative standpoint.


Note 14  Transactions Using Common Stock

         The Company purchased 20,000 additional Units of Beneficial Interest of Atlantic Pacific Trust, from Stonehill Investments, Ltd., bringing the total holding of the Company in Atlantic Pacific Trust to 1,025,000 Units at September 30, 1997. The Company issued 250,000 shares of common stock valued at $0.12 per share, were issued for these Units ($30,000). This purchase was executed to complete an agreement that was made to purchase all the Units from Stonehill Investments, Ltd. This purchase transaction fulfilled the Company's obligation to this agreement.



ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine months ended September 30, 1997:

Financial Condition:

         The Company's working capital resources during the period ended September 30, 1997 were provided by investment contracts ($556,000 to date) The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have been made available by related parties for the working capital requirements not filled by these sources. This will continue until the commencement of operations.

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