Form 10KSB
period 1997-12-31
XPLORER S A
filed 1999-09-23
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from to

                           Commission File No. 0-17874

                                  XPLORER, S.A.
           (Name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0199674
                      (I.R.S. Employer Identification No.)

                            2929 S. Maryland Parkway
                                Las Vegas, Nevada
                    (Address of principal executive offices)

                                      89109
                                   (Zip Code)

         Issuer's telephone number, including area code: (702) 699-5400

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

                                                                YES [ ] NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1997 totaled $65,996. As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $-0-. (Not Trading.)

As of August 31, 1999, the registrant had outstanding 20,086,266 shares of Common Stock.

Transitional Small Business Disclosure Format:  [ X ] Yes  [   ] No

                                                        [XPLORER\10KSB:123197]-6

                                TABLE OF CONTENTS



                                                                            Page

                                     PART I

Item 1.             Business ..............................................3

Item 2.             Properties ............................................11

Item 3.             Legal Proceedings .....................................12

Item 4.             Submission of Matters to a Vote of Security Holders ...12

                                     PART II

Item 5.             Market for Company's Common Equity and Related
                         Stockholder Matters ..............................12

Item 6.             Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ..............14

Item 7.             Financial Statements ..................................14

Item 8.             Change in and Disagreements With Accountants ..........14

                                    PART III

Item 9.             Directors and Executive Officers ......................15

Item 10.            Executive Compensation ................................16

Item 11.            Security Ownership of Certain Beneficial Owners
                         and Management ...................................18

Item 12.            Certain Relationships and Related Transactions ........19

                                     PART IV

Item 13.            Exhibits and Reports on Form 8-K ......................20

                    Index to Consolidated Financial Statements and
                         Schedules ........................................F-1

                                                        [XPLORER\10KSB:123197]-6

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

Additionally, APT holders of approximately $29,278,000 face value of XPLORER Debtor Notes converted their XPLORER Debtor Notes into approximately 14,639,750 shares of XPLORER Common Stock. Furthermore, holders of securities in the Debtor shared pro rata in a distribution of 400,000 Units consisting of one (1) share of XPLORER's Common Stock and one (1) Class A Warrant entitling the holder to purchase one (1) share of XPLORER's Common Stock one year from the August 5, 1996 effective date of the Plan, at 70% of the market asking price. Such Warrant must be exercised within 30 days of August 5, 1997. Subsequently these Warrants were extended until February 1998, at which time all Warrants were either exercised or expired. Pursuant to Section 1143 of the United States Bankruptcy Code, interest holders must surrender their certificates representing the securities of the Debtor within one (1) year of the Confirmation Date of the Plan as a condition to receiving the securities pursuant to the Plan. Certain other classes of creditors were given the right to elect common shares of XPLORER in lieu of cash in satisfaction of their claims.

In November, 1996, the Company acquired an additional 189,960 UBI's of APT in exchange for 237,550 shares of its Preferred Stock. In September,1997, the Company acquired an additional 20,000 UBI's of APT in exchange for 250,000 shares of its Common Stock. Currently, XPLORER owns 59.6% of APT.

The Company's principal executive offices are located at 2929 South Maryland Parkway, Las Vegas, Nevada, 89109, and its telephone number is (702)699-5400.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

                                                        [XPLORER\10KSB:123197]-6

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

CORE DRILLING (OR DRILL HOLE). Drilling with a hollow diamond-studded bit to cut out a solid rock core. A column of rock is extracted from inside the drill rod for geological examination and assay.

GRADE. The metal content of ore. With precious metals, grade is expressed as troy ounces per ton of ore.

KILO (KILOGRAM).  A measure of weight equal to 32.15 troy ounces.

ORE BODY. A mineral deposit that can be mined at a profit under existing economic conditions.

ORE RESERVES. The tonnage and grade of an economically and legally extractable ore body.

OUNCE. Throughout this report, the term "ounce" is used as an abbreviation for the troy ounce measure of weight. The troy ounce has been used exclusively as a previous metals measurement, probably since the 16th Century.

PROVEN ORE RESERVES. "Proven ore" or "measured ore" means that material which tonnage is computed from dimensions revealed in outcrops or trenches or underground workings or drill holes and for which the grade is computed from the results of adequate sampling, and for which sites for inspection, sampling and measurement are so spaced and the geological character so well defined that the size, shape and mineral content are established, and for which the computed tonnage and grade are judged to be accurate within limits which shall be stated.

                                                        [XPLORER\10KSB:123197]-6

PROBABLE ORE RESERVES. "Probable ore" or "indicated ore" means that material for which tonnage and grade are computed partly from specific measurements, samples or production data, and partly from projection for a reasonable distance on geological evidence, and for which the sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to outline the material completely or to establish its grade throughout.

TON. The short ton is used in this report. It is a unit of weight equal to 2,000 pounds, or 907.2 kilograms.

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

Proposed Operations

In July, 1995, APT entered into an Operating Agreement (the "Agreement") with EMTEC, L.L.C. ("Emtec") principally owned by officers and directors of the Company and Managers of APT. See "Item 12. Certain Relationships and Related Transactions." In accordance with the Agreement, Emtec was to provide a full turn key mining and refining operation for the Evening Star Mine. APT will pay Emtec all of its costs and expenses plus 18% of same. Costs are defined as all costs directly and indirectly related to Emtec performing its duties in the exploration, development, production and support facilities of the Evening Star Mine. For the year 1997, APT had paid Emtec $200,000 for its developmental work in the Evening Star Mine.

In December, 1997, the Company and Emtec mutually agreed to cancel the agreement.

                                                        [XPLORER\10KSB:123197]-6

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

                                                        [XPLORER\10KSB:123197]-6

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

Financing

Between February 1, 1996 and August 6, 1996, APT issued Industrial Revenue Bonds ("Bonds"). The Bonds were sold in Germany and Austria by Senator Securities Corporation, Dusseldorf, Germany ("Senator"). The Bonds are zero discount bonds issued in denominations of $12,500 with maturity dates between one to five years. Upon maturity, APT must pay $12,500 U.S., plus interest at 9% per annum, or deliver One Kilo of Internationally Hallmarked 99.99 Fine Gold Bullion (32.15 Troy Ounces). At December 31, 1997, APT owed $192,231 on these bonds of which $77,438 is due before December 31, 1998.

Between June 1, 1996 and January 15, 1997, APT issued Investment Certificates ("Certificates"). The Certificates were sold in Germany and Austria by Senator and by Atlantic Pacific Finanzprodukte, GmbH ("APF"), the Registrant's wholly-owned subsidiary. The Certificates provide for interest at 9% per annum payable with principal at maturity. The Certificates mature between one and five years from date of purchase. At December 31, 1997, APT owed $868,913 on these bonds of which $567,669 is due before December 31, 1998.

Between September, 1995 and September, 1996, APT issued Gold Ore Contracts ("Contracts") in One Kilo Units. Each Unit was sold for $9,645. There are 32.15 troy ounces in one kilo. All contracts were sold in Germany and Austria by Senator. All Contracts are due within one year of purchase. At December 31, 1997, APT owed $118,636 on these bonds of which $118,636 is due before December 31, 1998.

On November 1, 1996, APT began selling, through APF, 9% Bond Certificate/Convertible to Gold (the "9% Bond"). The total face amount offering is 45,000,000 Deutsche Marks. At an exchange rate of 1.5 DEM (one and one-half Deutsche Marks) to 1 (one) U.S. Dollar, the total face amount in U.S. Dollars is $30,000,000. From this offering, the total net capital to APT, assuming the entire offering was sold out, and assuming a 1.5 to 1 exchange rate, would be DEM 35,009,280, or U.S.$23,339,540. The 9% Bond is non-interest bearing, but is issued to an interest-bearing account, in which the difference between the issuing price and face value meets an effective yield of 9% per annum. The 9% Bonds are issuable only as fully registered bonds in denominations of 600 Deutsche Marks ("DM600") and may be increased by denominations of DEM 600. The 9% Bonds mature between one and five years from date of purchase. The Bearer of the 9% Bond shall, within 60 days prior to the maturity date of the 9% Bond, notify APT of the Bearer's election of either (A) payment in cash in the Principal Amount of the 9% Bond paid in Deutsche Marks, or (B) receive payment in the form of one ounce of gold bullion issued to Bearer at the rate of one

                                                        [XPLORER\10KSB:123197]-6
ounce for every DEM 600 owed to Bearer by AT, or (C) Bearer shall receive payment in cash in the amount of the market value of the gold bullion at the maturity date, with the cash payment being in Deutsche Marks. The 9% Bonds are being issued and are subject to a Trust Resolution dated October 1, 1996 and a Prospectus dated October 28, 1996. Both the Trust Resolution and the Prospectus were prepared by attorneys for the German selling agents. The 9% Bonds are only being offered for sale in Germany and Austria. At December 31, 1997, APT owed $576,041 on these bonds of which $352,104 is due before December 31, 1998. .

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

         In the case of development projects, including new pits or underground mines at currently operated properties or expansions of existing mines, although the Company utilizes the operating history of its existing mines to derive estimates of future operating costs and capital requirements, such estimates may

                                                        [XPLORER\10KSB:123197]-6
differ materially from actual operating results. The economic feasibility of any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing.

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

         The current demand for, and supply of, gold and silver affect the prices of such minerals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on

                                                        [XPLORER\10KSB:123197]-6
the supply of gold or on its price. If gold or silver prices should decline below the Registrant's cash costs of production and remain at such levels for any sustained period, the Registrant could determine that it is not economically feasible to continue commercial production at any or all of its mines. Although the Registrant has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful.

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

         Subsequent Event

         In June, 1999, the Company entered into an advisory agreement with NuVen Advisors, Inc. ("NuVen") whereby NuVen will assist the Company by developing a restructuring plan and then assist the Company in implementing the restructuring plan. Such restructuring includes a Plan of Reorganiztion with Interactive Business Channel("IBC") and expansion into internet related businesses. A change of corporate name to NetHoldings.com, Inc. was also authorized.

                                                        [XPLORER\10KSB:123197]-6

ITEM 2.           DESCRIPTION OF PROPERTY

The Registrant's executive offices are located in a rented executive suite at 2929 S. Maryland, Las Vegas, Nevada 89109. The facility is provided free of charge to the Company. The Registrant considers the facilities adequate for current needs.

Evening Star Mine Group

Atlantic Pacific Trust, owns eight unpatented mining claims located on Piute Mountain, Kern County, California. Unpatented mining claims only give the Registrant possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements through September 1, 1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a maintenance fee of $100 per claim per year for each assessment year. State law may, in some instances, still require performance of assessment work.

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

For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. As of August 31, 1999, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $400 per ounce, would have an approximated $12 to $16 per ounce impact on the Company's costs of production from unpatented mining claims.

                                                       [XPLORER\10KSB:123197]-6

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1997.


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


                       1997                   Bid      Asked
          --------------------------------   -----     -----
          Quarter ending December 31, 1997   $0.50     $1.75

(a)      Holders:

         The approximate number of holders of record of Common Shares, as of August 31, 1999, was 343.

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

                                                        [XPLORER\10KSB:123197]-6

II.      Plan of Operation

         The Registrant has been preparing for the construction of a Pilot Plant to process both new and existing ore of the Evening Star Mine (the "Mine") location. Upon the receipt of capital, construction of the Pilot Plant will be commenced. The Pilot Plant is expected to demonstrate the feasibility of extraction of the precious metals contained within the ore. The Pilot Plant should be in operation continually until the full operating plant is completed and in operation.

III. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Registrant is a development stage enterprise and, as such, is incurring expenses related to the development of the Mine and the preparation for the beginning of the Pilot Plant. Funds for these purposes have been raised through the sale of Forward Gold Contracts, sale of Industrial Bonds in Europe, and the strategic placement of equity securities. These activities are necessary to assure the funding of anticipated operating costs and the satisfaction of the $2.1 million negative working capital.

         At the present time, management is uncertain when the Pilot Plant will be completed and operations commenced. As a result, it is essential for management to continue its fund raising activities until this income source commences and continuing afterwards until the full operation is in progress.

         Registrant continues its efforts towards achieving a profitable operation and, although management is confident of achieving that goal, Registrant cannot assure its shareholders that it will be successful in operating a profitable business.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

There  were  no  revenue  generating   operations  during  1997  and  1996  and,
consequently, no operating revenues or cost of revenues were recorded.

General and administrative expenses were $765,169 in 1997 compared to $449,100 in 1996 as a result of costs associated with the Gerant merger and their evolving from Chapter 11, as well as costs associated with the mutual termination of the Operating agreement with Emtec,LLC, and the leases with Sequoia Trust. As a result of these termination agreements the Company has temporarily suspended preparations for the construction of a Pilot Plant.

Total expenses were $5,119,690 in 1997 compared to $1,177,700 in 1996 due to impairment losses recognized by the Company based on new information regarding its mining properties and certain investments of $3,303,500 and $500,000, respectively.

Liquidity and Capital Resources

As of December 31, 1997 the Registrant had a working capital deficiency of $2.1 million, an increase of $900,000 from 1996. The increase was attributable to the continued preparations for construction of the Pilot Plant. A significant portion of these expenses was satisfied during 1997 by the issuance of common shares on the Company in settlement of amounts due. Registrant had $71,124 in cash at December 31, 1997 a decrease of $94,876 from 1996. The decrease was due to continued development operations.

                                                        [XPLORER\10KSB:123197]-6

The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from investors, which with the scaled operations is estimated to be approximately $150,000 for the next fiscal year based upon current operations. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have included an explanatory paragraph with respect to the uncertainty.

The Registrant has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of December 31, 1997, the Registrant had three employees including officers and directors.


ITEM 7.           FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

         Report of Independent Auditor ...............................F-1, F-2

         Consolidated Balance Sheet...................................F-3

         Consolidated Statement of Operations for the year ended
          December 31, 1997 ..........................................F-4

         Consolidated Statement of Shareholders' Equity for the year ended December 31, 1997 ....................................F-5

         Consolidated Statement of Cash Flows for the year ended
          December 31, 1997 ..........................................F-7

         Notes to Financial Statements................................F-8-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on January 15, 1998, Jay J. Shapiro, C.P.A. was replaced as the Registrant's independent accountant. Jay J. Shapiro, C.P.A. previously issued an unqualified report dated December 30, 1997, assuming the Company will continue as going concern, which did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope of accounting principles. Such report has not been modified. There were no disagreements with Jay J. Shapiro, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period prior covered by their report and subsequently through January 22, 1998.

On January 22, 1998, the auditing practice of Brown, Armstrong, Randall & Reyes was engaged to perform the audit of the Company for the year ended December 31, 1997.

The decision to replace Jay J. Shapiro, C.P.A. with the auditing practice of Brown, Armstrong, Randall & Reyes was made by the Board of Directors. At the present time the Board of Directors does not have an audit committee.

                                                        [XPLORER\10KSB:123197]-6

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name                     Age  Position
-----------------------  ---  -----------------------------------------------
Steven B. Mortensen      37   Chairman of the Board and Secretary
Thomas C. Roddy, PE.(1)  45   Director, President and Chief Executive Officer
Jon W. Bice(1)           53   Director, Treasurer and Chief Financial Officer
Joyce J. Pellet (1)      61   Director
Benjamin C. Rice(1)      59   Director

         (1) As part of a restructuring of Registrant in June 1999, Mr. Roddy, Mr. Bice, Ms. Pellet and Mr. Rice resigned their positions as Officers and Directors of Xplorer, S.A.

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

Jon W. Bice has operated his own accounting and tax business since 1971. He prepares over 600 individual tax returns, 40 corporate returns, and 15 partnership returns per year. His tax practice is national with clients in 29 states, ranging from small, individual businesses to $100 million multi-national corporations. Mr. Bice is licensed to practice before the Internal Revenue Service and the United States Tax Court on tax matters, and performs an estimated annual average of 100 to 125 tax and examination audits. Mr. Bice has been the CFO for other corporations in the past whose sales ranged from $36 million per year to $100 million in international sales.

                                                        [XPLORER\10KSB:123197]-6

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ended December 31, 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 10.          EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $60,000 during the fiscal year ended December 31, 1997, less any stock incentives issued. All executive officers as a group (three persons) received cash compensation of approximately $180,000 during the fiscal year ended December 31, 1997. Beginning January 1, 1997, the Company has agreed to pay to Messrs. Mortensen, Roddy, and Bice an annual salary of $60,000 for each person. Bonuses, based on sales and revenues, may be paid to such employees at the discretion of the Board of Directors. There are no written employment agreements with any employee of the Company.

                                                        [XPLORER\10KSB:123197]-6

1997 Stock Incentive Plan

On January 24, 1997, the Company's Board of Directors approved a 1997 Stock Incentive Plan (the "1997 Plan"). The purpose of the 1997 Plan is to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1997 Plan, regular salaried employees, including directors who are full time employees, and non-employee directors, may be granted options exercisable at not less than 100% of the fair value of the share at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration may not exceed ten years. Since there is no public market for the Company's shares, the fair market value has been determined from time to time by the Board of Directors. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company, said employment shall include a leave of absence, with the consent of the Company, but shall not exceed three months, or death. The purchase price and number of shares that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

The amount of options granted and to whom, are determined by the Board of Directors at their discretion. There are no specific criteria, performance formulas or measures.

Under the 1997 Plan, of the 1,500,000 shares available for grant, 680,000 were granted in January 1997 to officers, directors, consultants, and employees.

The following table sets forth certain information with respect to all qualified stock options held as of March 31, 1998 by the Company's executive officers under the 1997 Plan. All options are exercisable at a price equal to fair market value on date of grant and terminate 10 years from date of grant. None of these options has been exercised.

                                   Number of      Exercise       Expiration
Name                               Options        Price/Share    Date
---------------------------------  ---------      -----------    ----------
Steven B. Mortensen                150,000        $.50           *
Thomas C. Roddy                     75,000         .50           *
Jon W. Bice                         75,000         .50           *
All executive officers as a group  300,000         .50           *
(3 persons)

*        All options expire on January 30, 2007.

Non-Qualified Stock Options

On January 31, 1997, 80,000 non-qualified stock options were granted to two persons in consideration for services rendered to the Company. The exercise price for all options is $.50 per share. None of these options has been exercised. All of these options expire on January 30, 2007.

                                                        [XPLORER\10KSB:123197]-6

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information, as of March 31, 1998, with respect to the beneficial ownership of the Registrant's Common Stock, par value $.001 per share, by holders of more than five percent of the Registrant's Common Stock, by each director and executive officer of the Registrant, and by all directors and officers of the Registrant as a group.


Name and Address of                     Number of Shares             Percent
Beneficial Owner                        Beneficially Owned(1)(9)     of Class(2)
----------------------------------      ------------------------     -----------
Steven B. Mortensen                       615,000(3)                  2.4
Thomas C. Roddy                           100,000(4)                  *
Jon W. Bice                               120,000(5)                  *
Joyce J. Pellet                            55,000(6)                  *
Benjamin C. Rice                              -0-(7)                  *
Compania Comercial Atlantis, S.A.       1,000,000(8)                  5.1

*        Less than one percent (1%).

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above and the address for each beneficial holder is in care of the Company.

(2)      Based upon 19,779,705 shares of Common Stock outstanding.

(3) Does not include 125,000 shares in the Hughes Irrevocable Trust for the benefit of Mr. Mortensen's wife. Mr. Mortensen disclaims any beneficial interest in these shares. Does not include options to purchase 150,000 shares of the Company's common stock.

(4) Does not include options to purchase 75,000 shares of the Company's common stock.

(5) Does not include options to purchase 75,000 shares of the Company's common stock.

(6) Does not include 750,000 shares held by the Sequoia Irrevocable Trust of which Mrs. Pellet's adult children are the beneficiaries. Mrs. Pellet is a trustee of the trust and disclaims any beneficial interest in these shares. Furthermore, does not include options granted to Mr. Moreland to purchase 150,000 shares of the Company's common stock nor options granted to Mrs. Pellet to purchase 50,000 shares of the Company's common stock.

(7) Does not include options to purchase 50,000 shares of the Company's common stock.

(8) The address for this beneficial holder is P.O. Box 5747-1000, San Jose, Costa Rica, C.A. Does not include 12,805,500 shares of common stock to be issued in charge for 1,280,550 shares of Preferred Stock pursuant to a formal request from Compania Comercial Atlants S.A. to convert the Preferred Stock dated July 28, 1999.

                                                        [XPLORER\10KSB:123197]-6

(9) Does not include 1,500,000 shares issued to NuVen Advisors, Inc. in June 1999, in connection with the execution of an advisory agreement and the restructuring of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

On July 15, 1995, the Company's majority-owned subsidiary entered into the following agreements:

a) A lease from Sequoia Trust of approximately 57 acres of land in Kern County, California, containing three patented mining claims. The Company intended to explore, develop and operate mines and extract, sell and ship any precious metals discovered on the property. The lease terminates on July 15, 2000, unless renewed for like terms by mutual consent. The Company pays $3,000 per month and is obligated to pay 12% of the gross value of metals and other substances recovered from refining of ore from the property. This lease was canceled by mutual agreement in December, 1997.

b) A lease from Sequoia Trust of the Weldon Research Center, Weldon, California, consisting of several buildings, including a laboratory, offices, repair shops and storage facilities. The lease terminates on July 15, 2000, unless renewed for like terms by mutual consent. The Company pays lease payments of $3,000 per month. The Trustees of the Sequoia Trust are William M. Moreland, an officer and director of the Company, and Joyce J. Pellet, a director of the Company. The beneficiaries of the Trust are the children of Mr. Moreland and the children of Mrs. Pellet. The children are all over 21 years old and do not live with either Mr. Moreland or Mrs. Pellet and both Mr. Moreland and Mrs. Pellet disclaim any beneficial interest in the Sequoia Trust. This lease was canceled by mutual agreement in December, 1997.

c) The Company entered into an Operating Agreement with Emtec, LLC ("EMTEC") wherein Emtec will perform all exploration, development and production services for the Evening Star Mine. Emtec will be the operator for all mine operations. The Company has agreed to pay to EMTEC, on a monthly basis, reimbursement of all expenses and costs of EMTEC related to the Evening Star mining operations plus 18%. From July 15, 1995 through March 31, 1997, the Company had paid Emtec $462,143.
         For the year 1997 the company paid EMTEC $200,000.This Operating Agreement was canceled by mutual agreement in December, 1997.


Mr. Moreland, a former officer and director of the Company, and Mrs. Pellet, a director of the Company, were the Co-Managers of Emtec, LLC. Both Mr. Moreland and Mrs. Pellet disclaim any beneficial ownership in Emtec, LLC.

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

Pursuant to the Company's Third Amended Plan of Reorganization filed with the Bankruptcy Court in July, 1996 (the "Plan"), Compania Comercial Atlantis, S.A. ("Compania") exchanged 417,200 APT Units owned by Compania for 1,043,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In December, 1996, the Company exchanged an additional 237,550 shares of its Preferred Stock for 189,960 APT Units. The Preferred Stock is convertible, commencing October 1, 2002, into ten shares of the Company's Common Stock for each share of Preferred Stock. Dividends are payable quarterly at a monthly

                                                        [XPLORER\10KSB:123197]-6
rate of one percent of the Preferred Stock held. The dividends are payable in Common Stock of the Company on the basis of ten shares of Common Stock for each share of Preferred Stock. In addition, the holder of the Preferred Stock could, upon written notice, have any dividends due payable in additional Preferred Stock instead of Common Stock.

On December 11, 1996, the Company agreed to issue 1,000,000 shares of its Common Stock to Compania and Compania waived its right to receive any dividends, past, present or future, associated with the Preferred Stock. As of December 11, 1996, no dividends had been paid to Compania.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

a.       Listing of Exhibits

         2.1(1) Disclosure Statement For Debtor's Third Amended Plan of Reorganization.

         2.2(1)   Order    Confirming    Debtor's    Third   Amended   Plan   of
                  Reorganization.

         2.3(2) Agreement and Plan of Reorganization between Atlantic Pacific Trust and its Beneficiaries and Atlantic Pacific Trust, LLC., dated December 26, 1996.

         3.1(a)(2)Articles   of   Incorporation   and   Amendments   thereto  of
                  Registrant.

         3.1(b)(2)Articles of  Organization of Atlantic  Pacific Trust,  LLC and
                  Amendment thereto.

         3.2(2)   By-Laws of Registrant.

         4.1(2) Certificate of Designation of Series A Convertible Preferred Stock of Registrant.

         4.1(a)(2)Waiver  of  Preferred   Stockholder   between  Registrant  and
                  Compania Comercial Atlantis, S.A. dated December 11, 1996.

         4.2(2) $450,000 10% Subordinated Convertible Note dated September 25,1996 between Registrant and Gardner Investments, Inc. (lender).

         4.3(2) Warrant Certificate for Common Stock issued to shareholders of the Registrant pursuant to Third Amended Plan of Reorganization approved by the United States Bankruptcy Court on August 5, 1996.

         4.4(2) "B" Warrant Agreement between Registrant and Atlantic Pacific Trust dated August 5, 1996.

         4.5(2) "C" Warrant Agreement between Registrant and Atlantic Pacific Trust dated August 5, 1996.

         10.1(2) Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

         10.2(2) Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

                                                        [XPLORER\10KSB:123197]-6

         10.3(2) Operating Agreement between Atlantic Pacific Trust and Emtec, LLC dated July 25, 1995.

         10.4(2) Assignment of Assets by Atlantic Pacific Trust to Benjamin C. Rice, Trustee dated October 25, 1995.

         10.5(2) Bill of Sale between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

         10.6(2) Regulation "S" Stock Purchase Agreement between Stonehill Investments, Ltd. and Registrant.

         10.7(2) Security Agreement between Plaza Realty One Limited Partnership and Registrant dated August 19, 1994, and $400,000 Promissory Note between Plaza Realty One Limited Partnership and Registrant dated August 19, 1994.

         10.8     1997 Stock Incentive Plan.

(1) Filed as exhibits to Registrant's Form 8K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

(2) Filed as exhibits to Registrant's Form 10-KSB which was filed on June 3, 1997 and incorporated herein by this reference.

b.       Reports on Form 8-K

         1) On February 4, 1998, the Registrant filed a Form 8-K reporting a change in independent accountant from Jay J. Shapiro to Brown, Armstrong, Randall & Reyes. See Part II, Item 8.

         2) On May 13, 1998, the registrant filed a Form 8-K reporting: a) change in corporate domicile to Nevada, b) a change of address for the corporation and c) engagement of new Chief Ecexutive officer and member of board of directors.

         3) On June 24, 1998, the Registrant filed a Form 8-K reporting a change in members of management and the board of directors.

                                                        [XPLORER\10KSB:123197]-6

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XPLORER, S.A.

Date:    August 22, 1999                By:  /s/  Steven B. Mortensen
                                             -----------------------------------
                                                  Steven B. Mortensen, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                    Date
------------------------      ---------------------    ------------------

/s/  Steven B. Mortensen      President and
------------------------      Chairman of the Board    September 22, 1999
     Steven B. Mortensen

/s/  Jon L. Lawver            Secretary and Director   September 22, 1999
------------------------
     Jon L. Lawver

/s/  Leonard J. Roman         Treasurer/Financial      September 22, 1999
------------------------      Officer and Director
     Leonard J. Roman

                                                        [XPLORER\10KSB:123197]-6

                                  XPLORER, S.A.
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                            Page

         Independent Auditors' Reports ...............................F-1, F-2

         Consolidated Balance Sheet...................................F-3

         Consolidated Statement of Operations.........................F-4

         Consolidated Statement of Stockholder's Equity (Deficit).....F-5

         Consolidated Statement of Cash Flows.........................F-7

         Notes to Consolidated Financial Statements...................F-8-18

                                                        [XPLORER\10KSB:123197]-6

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors of
Xplorer, S.A.
Weldon, California

We have audited the accompanying consolidated balance sheet of Xplorer, S.A. (the Company), a development stage enterprise, as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

As of December 31, 1997, the Company has significant negative working capital and exposure to financial uncertainties (see Notes 1 and 2).

As discussed in Note 10 to the financial statements, the Company has been unable to repay $929,522 in debt obligations which matured subsequent to December 31, 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, there are conditions which raise substantial doubt about the Company's ability to continue as a going concern, including the Company's ability to raise additional capital to fund its operations and development programs and to establish ore reserves. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

                                        BROWN ARMSTRONG RANDALL
                                        REYES PAULDEN & McCOWN
                                        ACCOUNTANCY CORPORATION

Bakersfield, California
August 5, 1999

                                                        [XPLORER\10KSB:123197]-6

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

December 30, 1997

                                        JAY J. SHAPIRO, C.P.A.
                                        a professional corporation

                                                        [XPLORER\10KSB:123197]-6


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997

ASSETS

  Current Assets
    Cash and cash equivalents                                                    $           71,124
    Receivables                                                                              39,166
                                                                                -------------------
      Total Current Assets                                                                  110,290

Property and equipment                                                                       98,720

Other investments                                                                           156,683
                                                                                -------------------
TOTAL ASSETS                                                                      $         365,693
                                                                                ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accrued expensed                                                              $         333,867
    Related party payable                                                                   364,675
    Note payable                                                                            450,000
    Current portion of long-term debt                                                     1,065,847
                                                                                -------------------
      Total Current Liabilities                                                           2,214,389

Long-term debt                                                                              689,974

      Total Liabilities                                                                   2,904,363

Minority Interest                                                                               -
Shareholders' Equity (Deficit)
  Preferred stock, par value $.001;  authorized  15,000,000 shares;  convertible beginning in 2001; 1,280,550 shares
    issued and outstanding                                                                    1,281
  Common stock, par value $.001; authorized 60,000,000
    shares; 19,779,705 issued and outstanding                                                19,780
  Additional paid in capital                                                              2,545,964
 Accumulated deficit during development stage                                           (5,105,695)
      Total Shareholders' Equity (Deficit)                                              (2,538,670)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $         365,693
(DEFICIT)                                                                       ===================


   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1997

                                                                                                  For the
                                                                                                Period from
                                                                                                August 15,
                                                                                                   1996
                                                        For the              For the            (Inception)
                                                      Year Ended           Year Ended             Through
                                                     December 31,         December 31,         December 31,
                                                         1997                 1996                 1997
                                                 --------------------- -------------------  -------------------

Revenues
 Other income                                    $             25,976  $            37,000  $           62,976
 Interest income                                               40,020               48,400              88,420
                                                 --------------------- -------------------  -------------------
    Total revenues                                             65,996               85,400             151,396
                                                 --------------------- -------------------- -------------------
Expenses
 Commission expense                                            292,185             450,900             743,085
 General and administrative                                    765,804             449,100           1,214,904
 Loss on impairment of mining assets                         3,303,500                   -           3,303,500
 Loss on impairment of other assets                            500,000                   -             500,000
 Net loss on investments and settlement
  of gold contracts                                            122,317             106,000             228,317
 Interest expense                                              135,884             171,700             307,584
                                                 --------------------- -------------------  -------------------
    Total expenses                                           5,119,690           1,177,700           6,297,390
                                                 --------------------- -------------------  ------------------
Net loss before minority interest                          (5,053,694)         (1,092,300)         (6,145,994)

Minority interest                                            1,817,000             340,300           2,157,300
                                                 --------------------- -------------------  ------------------

Net loss                                          $        (3,236,694) $         (752,000)  $      (3,988,694)
                                                  ===================  ==================   =================
Net loss per common share                        $                .18) $             (.12)
                                                 ====================  ==================

Weighted average common shares
outstanding                                                19,028,346          6,113,040
                                                 ====================  ==================


   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          Common Stock              Preferred Stock                      Accumulated
                                          ($.001 par)                 ($.001 par)                        Deficit
                                       -------------------       ---------------------    Additional     During
                                                                                          Paid-in        Development
                                       Shares      Amount        Shares         Amount    Capital        Stage          Total
                                       ----------  -------       ---------      ------    ----------     ----------     ----------

Balance, January 1, 1996                  336,218  $   336               -      $    -    $1,793,800     $(104,001)     $1,690,135
 August 15, 1996 merger
  with Gerant pursuant to the
  Plan (August 1996)                   14,639,000   14,639       1,043,000       1,043       252,764        52,000         320,446
 Stock issued to special
  creditors pursuant to the
  Plan (September 1996)                 1,002,229    1,002               -           -        98,600             -          99,602
 Preferred stock issuance
  to Atlantic beneficiary for
  189,960 LLC's (December
  1996)                                         -        -         237,550         238       207,300             -         207,538
 Dividend waiver on
  preferred stock (December
 1996)                                  1,000,000    1,000               -           -        99,000      (100,000)              -
 Stock issued to employees
  and consultants for
  professional services
  (December 1996)                       1,805,000    1,805               -           -        94,500             -          96,305
 Net loss for period                            -        -               -           -             -      (752,000)       (752,000)
                                       ----------  -------       ---------      ------    ----------     ----------     ----------


                                                                     (Continued)

   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          Common Stock              Preferred Stock                      Accumulated
                                          ($.001 par)                 ($.001 par)                        Deficit
                                       -------------------       ---------------------    Additional     During
                                                                                          Paid-in        Development
                                       Shares      Amount        Shares         Amount    Capital        Stage          Total
                                       ----------  -------       ---------      ------    ----------     ----------     ----------

Balance, December 31, 1996             18,782,447  18,782        1,280,550      1,281     2,545,964      (904,001)      1,662,026
 Shares issued for purchase
  of 20,000 units in Atlantic
  Pacific Trust (September
  1997)                                   250,000     250                -          -             -             -             250
 Stock issued to employees
  and consultants for
  professional services
  (September 1997)                        830,000     830                -          -             -             -             830
 Shares retired
  (September 1997)                        (82,742)    (82)               -          -             -             -             (82)
 Net loss for period                            -       -                -          -             -    (3,236,694)     (3,236,694)
 Minority interest losses in
  excess of minority interest
  equity                                        -       -                -          -             -      (965,000)       (965,000)
                                       ----------  -------       ---------      ------    ----------     ----------     ----------

Balance, December 31, 1997             19,779,705  $19,780       1,280,550      $1,281    $2,545,964  $(5,105,695)    $(2,538,670)
                                       ==========  =======       =========      ======    ==========  =============   ============


   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]


                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1997

                                                                                                          For the
                                                                                                        Period from
                                                                                                         August 15,
                                                                                                            1996
                                                               For the               For the            (Inception)
                                                              Year Ended           Year Ended             Through
                                                             December 31,         December 31,          December 31,
                                                                 1997                 1996                  1997
                                                             ----------------     ----------------      ----------------

Cash Flows from Operating Activities
  Net loss                                                   $    (3,236,694)     $      (752,000)      $    (3,988,694)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Minority interest in net loss of company                    (1,817,000)            (340,300)           (2,157,300)
      Loss due to impairment of mining assets                       3,303,500                    -             3,303,500
      Loss due to impairment of other assets                          500,000                    -               500,000
      Loss on settlement of note receivable                           256,487                    -               256,487
      Depreciation and amortization                                         -              181,900               181,900
      Accretion of interest                                                 -              160,400               160,400
      (Gain) loss on marketable securities                            226,400             (37,000)               189,400
      Accrued expenses and other liabilities                          145,667               40,200               185,867
      Related party payables                                          215,675              149,000               364,675
      Accrued Gerant obligations                                            -            (140,000)             (140,000)
      Prepaid commissions                                             210,000            (210,000)                     -
      Accounts receivable                                            (22,042)             (71,500)              (93,542)
                                                            -----------------     -----------------     -----------------
Net Cash Used by Operating Activities                               (218,007)          (1,019,300)           (1,237,307)
                                                            -----------------     -----------------     -----------------
Cash Flows from Financing Activities
  Sale of Atlantic units for cash                                           -              458,300               458,300
   Proceeds from sale of investment contracts                         695,288            1,375,000             2,070,288
  Payments on investment contracts                                  (380,534)                    -             (380,534)
  Repayment of gold contracts                                       (154,364)            (325,000)             (479,364)
  Repayment of U.S. Bonds                                           (145,269)                    -             (145,269)
  Proceeds from notes payable                                               -              450,000               450,000
                                                           ------------------     -----------------     ------------------
Net Cash Provided by Financing Activities                              15,121            1,958,300             1,973,421
                                                           ------------------     -----------------     ------------------
                                                                                                             (Continued)


   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]


                                           XPLORER, S.A. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                                 Development Stage Enterprise Activities) THROUGH
                                                 DECEMBER 31, 1997

                                                                                                          For the
                                                                                                        Period from
                                                                                                         August 15,
                                                                                                            1996
                                                               For the               For the            (Inception)
                                                              Year Ended           Year Ended             Through
                                                             December 31,         December 31,          December 31,
                                                                 1997                 1996                  1997
                                                             ----------------     ----------------      ----------------

Cash Flows from Investing Activities
  Computer equipment purchases                                              -              (8,000)               (8,000)
  Mining property expenditures                                              -            (527,000)             (527,000)
  Sale of property and equipment                                        2,180                    -                 2,180
  Acquisition of marketable securities                              (143,513)          (1,130,000)           (1,273,513)
  Proceeds from marketable securities                                       -              911,000               911,000
  Gerant creditor expenditures                                                -          (355,000)             (355,000)
  Proceeds of other investments                                       249,343                   -                249,343
                                                           ------------------     -----------------     ----------------
Net Cash Provided (Used) by Investing Activities                      108,010          (1,109,000)           (1,000,990)
                                                           ------------------     ----------------      ----------------

Net Increase (Decrease) in Cash                                      (94,876)            (170,000)             (264,876)

Cash Balance, Beginning of Year                                       166,000              336,000               336,000
                                                            -----------------     ----------------      ----------------

Cash Balance, End of Year                                   $          71,124     $        166,000      $         71,124
                                                            =================     ================      ================

Interest Paid                                               $         100,000     $         11,300      $        111,300
                                                            =================     ================      ================

Income Taxes Paid                                           $             800     $            800      $          1,600
                                                            =================     ================      ================

Non-Cash:
 Minority losses in excess of minority equity               $         965,000     $              -      $        965,000
                                                            =================     ================      ================


   The accompanying notes are an integral part of these financial statements.

                                                  [XPLORER\10-KSB:123197FIN-CLN]

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRESENTATION

Organization

Xplorer, S.A. (the Company), (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996, which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

Gerant Industries, Inc. (Gerant) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court (the Court) for the Central District of California on March 1, 1994. On July 24, 1996, the Court confirmed Gerant's Third Amended Plan of Reorganization (the Plan). The Plan approved the amendment of the Articles of Incorporation and By-laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, Xplorer, S.A.

The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of August 5, 1999.

The Company owns 59% of Atlanta Pacific Trust, LLC (APT) and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, GmbH (APT Germany). APT is the owner of the Evening Star Mine and through its subsidiary APT Germany secures financing for its exploration and development activities.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $6,145,994 before minority interest, from inception to December 31, 1997. The Company has not realized economic production from its mineral properties as of August 5, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APT's wholly owned subsidiary, Atlantic-Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Mineral Properties and Mining Equipment

Mineral properties and mining equipment are carried at cost. Depreciation on equipment is provided on a straight-line basis over its estimated useful lives ranging from three years to five years. Mining equipment not in service is not depreciated.

In the past, the Company deferred direct costs related to the acquisition, exploration and development of mineral properties pending determination of their economic viability which normally entails performing an in-depth geological and geophysical study. If no minable ore body was discovered, previously capitalized costs were expensed in the period the property was abandoned.

Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through December 31, 1997, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs of $2,665,500 as of December 31, 1996, and expensing any development costs incurred in 1997.

Office Furniture and Equipment

Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets, generally three to five years.

Income (Loss) per Common Stock

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock- based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended December 31, 1997.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

Asset Impairment

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121), management of the Company reviews the net carrying value of the Evening Star mine and development property on a regular quarterly basis. Estimated future net cash flows from each mine are calculated using estimated future prices, operating capital, and reclamation costs on an undescended basis. Reductions in the carrying value of each mine are recorded to the extent the net book value of the investment exceeds the estimate of future discounted net cash flows.

The recoverability of the carrying value of development projects is evaluated based upon persuasive engineering evidence of estimated future net cash flows from each property, determined as described above, using estimates of contained mineralization expected to be classified as proven and/or probable reserves upon completion of a feasibility study. Reductions in the carrying value of each property are recorded to the extent that the Company's carrying value in each property exceeds management's estimate of future discounted net cash flows. When mining equipment is idle, management decides if it will be used productively in the future. For idle equipment that is unique to an abandoned or impaired property, the Company reduces its carrying value following the impairment accounting principle.

Management's estimates of gold prices, recoverable proven and probable reserves, operating capital, and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in property, plant, and equipment. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the year ended December 31, 1998. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

    In 1995, Atlantic entered into agreements with Sequoia Trust, a related party, to lease surface and mineral rights related to 57 acres of land adjacent to Evening Star Mine and certain improved real property known as the Weldon Research Center for total cost of $6,000 per month. This lease was canceled by mutual agreement in December 1997.

    These properties provide the Company with the opportunity to develop three patented mining claims with probable commercial grade ore (12% royalty due to Sequoia Trust), construct a primary ore processing refinery, and utilize 13,000 square feet at the Weldon Research Center for its mineralization analysis and other testing procedures.

    Atlantic also has a cancelable contract with EMTEC, Inc., a related party, for development of all eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pay EMTEC bi-monthly at invoiced cost plus 18% overhead. This lease was canceled by mutual agreement in December 1997.

    At  December   31,   1997,   APT   owed   the   above   related    entities
    development costs and accrued interest in the amount of $364,675.

    In the ordinary course of business, the Company had advanced and received advances from APT. Such advances to the Company amounted to $197,000. This amount was subsequently forgiven by APT at December 31, 1997.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1997:

Computer equipment                                $  8,705
Mining equipment                                   909,415
                                                  --------

Less accumulated depreciation and allowance        918,120
                                                   819,400
                                                  --------
                                                  $ 98,720

During the year ended December 31, 1997, the Company expensed previously capitalized development costs of its Evening Star mine in the amount of $2,665,500.

During the year ended December 31, 1997, the Company considered its mining equipment to be impaired and has provided an allowance for 90% of its original cost. Impairment on the mining equipment recognized during the year ended December 31, 1997 amounted to $638,000.

NOTE 5 - NOTE PAYABLE

Note payable in the amount of $450,000, with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. The note is convertible at any time for 150,000 shares of the common stock of the Company at the option of the holder.

NOTE 6 - INVESTMENT CONTRACTS PAYABLE
Atlantic  has  issued   investment   contracts  under  German  securities  laws.
Investment contracts payable consist of the following at December 31, 1997:



          Contract of $9,645 per kilo  received in U.S.
          dollars for purchase of undelivered kilos
          32.15 troy ounces) of gold bullion.
          All contracts have a one year maturity.                                            $        118,636

          Zero-coupon contract of $12,500 payable
          in U.S. dollars and bearing interest at
          9.00% per annum. Such contracts are
          payable with related interest in one to five years.                                         192,231

          Zero-coupon contract payable in 5,000 German
          Deutsche Marks (DM) units and bearing
          interest at 9.00% per annum. Such contracts
          are payable with related interest in DM in
          one to five years.                                                                          868,913

          Zero-coupon contract payable in DM or
          gold at the rate of 600 DM principal per unit
          and bearing interest at 9.00% per annum.
          Contracts are payable with related
          interest in DM in one to five years.                                                        576,041
                                                                                              ---------------
                                                                                                    1,755,821
          Less current portion of long-term debt                                                    1,065,847
                                                                                             ----------------
                                                                                             $        689,974


As of August 5, 1999, the Company was unable to repay $929,522 in contracts that matured subsequent to December 31, 1997. In connection with the sale by APT of Bonds, Certificates, Contracts and 9% Bonds ("Contracts") APT has assigned its eight mineral claims, known as the Evening Star Mine, to Benjamin C. Rice, Esq. ("Trustee"), a director of the Company, to be held in trust for a term of ten years or until all obligations owed on the Contracts are fully satisfied. The Trustee will allow APT to remove and process gold ore from the Evening Star Mine for delivery and payment of Contracts as they mature. APT may also remove additional gold ore to cover expenses only but may not remove any gold ore for any other purpose until all the Contracts have been fully repaid. Upon default, the Trustee may cause the gold ore to be refined by a third party refiner or he may sell the claims to pay all indebtedness evidenced by the contracts.

Accrued interest on the above contracts amounted to $218,705 at December 31, 1997.

Investment contracts are due as follows:


                         For Years Ended                                                        Amount
                            December 31,
                         ---------------                                                     -------------

                                 1998                                                          $ 1,065,847
                                 1999                                                              282,674
                                 2000                                                              134,462
                                 2001                                                              208,454
                                 2002                                                               64,384
                                                                                             -------------
                                                                                               $ 1,755,821

The amount due for 1998 included $453,281 of 1997 maturities.

NOTE 7 - INVESTMENT (GAINS) LOSSES

During the year ended December 31, 1997, the Company and its subsidiary incurred the following losses on investments and other assets:



            Net loss on investments:
             Loss on settlement of notes receivable                                                $           256,487
             Gain on sale of Xplorer shares owned by APT                                                     (134,170)
                                                                                                  --------------------
                                                                                                   $           122,317
                                                                                                   ===================
            Impairment losses on investments:
             Impairment of value of commercial
              property owned by APT                                                                $           500,000
                                                                                                   ===================
            Impairment losses on mining assets:
             Mining equipment                                                                      $           638,000
             Development costs                                                                               2,665,500
                                                                                                   -------------------
                                                                                                   $         3,303,500

NOTE 8 - SHAREHOLDERS' EQUITY

During fiscal 1997, the following major equity transactions occurred:

    o The Company issued 830,000 shares of Common Stock with a value of $830 in exchange for certain legal, engineering and employment services.

    o The Company issued 250,000 shares of Common Stock with a value of $250 in connection with its acquisition of 20,000 units in Atlantic Pacific Trust.

During fiscal 1996, the following major equity transactions occurred:

    o Pursuant to the Plan of Reorganization, 336,218 shares of Common Stock were issued.

    o Pursuant to the Plan of Reorganization, 14,639,000 shares of Common Stock and 1,043,000 shares of Preferred Stock were issued.

    o Pursuant to the Plan of Reorganization, the Company issued 1,002,229 shares of Common Stock to special creditors.

    o The Company issued 237,550 shares of Preferred Stock to Atlantic Pacific Trust beneficiary.

    o The Company issued 1,805,000 shares of Common Stock in exchange for certain legal and employment services rendered to the Company totaling $96,305.

    o The Company declared a dividend waiver on Preferred Stock and issued 1,000,000 shares of the Company's Common Stock.

NOTE 9 - STOCK OPTIONS

The Company has an incentive stock option plan under which ten-year options may be granted to key employees to purchase shares of the Company's common stock at $.50 per share on the date of grant. At December 31, 1997, options to purchase a total of 680,000 shares at $.50 were outstanding and exercisable. A total of 680,000 shares of the Company's unissued common stock has been reserved for this plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. The Company also applies principles from the consensus reached in EITF 87-33 on stock option re-pricing transactions. Accordingly, compensation cost has been recognized for the difference between the market value of the stock at the date of issuance and the exercise price of the new stock options granted. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the provision of SFAS 123, the Company's net income and earnings per share would not have been materially reduced as the theoretical value of the options were $.001.

NOTE 10 - SUBSEQUENT EVENT

The Company issued an additional $98,162 zero coupon contracts payable in 5,000 German Deutsche Marks (DM) units, bearing interest at 9% per annum during the year ended December 31, 1998.

The Company has been unable to repay $929,522 in debt obligations, which matured subsequent to December 31, 1997, as of August 5, 1999.

The Company, in a meeting of the Board of Directors on July 30, 1999, entered into the following agreement:

    o  Advisory   agreement  with  a  third  party  to  assist  the  Company  in restructuring the Company and/or obtain financing for its operations;

    o Authorized the issuance of 150,000 shares of Xplorer, S.A. common stock to Gardner Investment, Inc. to convert the note payable of $450,000 to common stock.

    o Approved the conversion of 1,280,550 Xplorer, S.A. preferred shares owned by a single shareholder to 12,805,050 Xplorer, S.A. common stock;

    o Issuance of 1,500,000 common stock with options for additional common stock to third party advisors in return for past and future consulting services; and

    o Xplorer, S.A. to enter into a stock purchase plan and plans of reorganization whereby Xplorer, S.A. will exchange shares of its common stock for no less than 50% of the outstanding common stock of an unrelated corporation.

NOTE 11 - INCOME TAXES

At December 31, 1997, the Company and its subsidiary had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $4,000,000. These loss carryforwards expire between 2016 and 2017.

The Company has reported income tax losses in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

A valuation allowance of approximately $1,300,000 has been provided to offset the benefit of approximately $1,300,000 from the remaining $4,000,000 loss carryforwards. This valuation allowance is necessary because at December 31, 1997, the available benefits are more likely than not to expire before they can be used.

NOTE 12 -         MINORITY INTEREST LOSSES IN EXCESS OF MINORITY INTEREST
                  EQUITY

During the year ended December 31, 1997, the majority interest absorbed minority interest losses in excess of minority equity in the amount of $965,000. This excess loss was charged directly to the majority interest accumulated deficit in 1997. Subsequently, when the loss reverses, the majority interest will be credited with the amount of minority interest losses previously absorbed before credit is made to the minority interest.