Form 10QSB
period 1998-03-31
XPLORER S A
filed 1999-09-30
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the Transition period from to

                         Commission file number: 0-17874

                                  XPLORER, S.A.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0199674
                     (I.R.S. Employer Identification Number)

                            2929 S. Maryland Parkway
                             Las Vegas, Nevada 89109
                    (Address of principal executive offices)

                                 (702) 699-5400
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, Xplorer, S.A. had 19,779,705 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]No [ X ]

                                                   [XPLORER\10-QSB:033198.QSB]-2

                                  XPLORER, S.A.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.           Financial Statements

              Consolidated Condensed Balance Sheet
               as of March 31, 1998 (unaudited) ........................... 1

              Consolidated Condensed Statements of Operations
               for the Three and Nine Months Ended March 31, 1998 and 1997
               (unaudited) ................................................ 3

              Consolidated Condensed Statements of Cash Flows for the Nine
               Months Ended March 31, 1998 and 1997 (unaudited) ........... 4

              Notes to Consolidated Condensed Financial Statements ........ 6


Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations ......................................10


                                                      PART II

Item 1.           Legal Proceedings........................................15

Item 2.           Changes In Securities....................................15

Item 3.           Defaults Upon Senior Securities..........................15

Item 4.           Submission Of Matters To A Vote Of Security Holders......15

Item 5.           Other Information........................................15

Item 6.           Exhibits And Reports On Form 8-K.........................15

              Signatures...................................................16



                                                         I

                                                   [XPLORER\10-QSB:033198.QSB]-2




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998


ASSETS


Current Assets
         Cash and cash equivalents                                              $       28,337
     Receivables                                                                        39,166
         Total Current Assets                                                           67,503

     Property and equipment                                                             98,720

     Other investments                                                                 156,683

TOTAL ASSETS                                                                    $      322,906

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accrued expensed                                                       $      340,345
         Related party payable                                                         364,675
         Note payable                                                                  450,000
         Current portion of long-term debt                                           1,065,847
              Total Current Liabilities                                              2,220,867

     Long-term debt                                                                    689,974

              Total Liabilities                                                 $    2,910,841

Minority Interest                                                                     (965,000)

     Shareholders' Equity (Deficit)
         Preferred  stock,  par  value  $.001;   authorized  15,000,000  shares;
         convertible beginning in 2001; 1,280,550 shares
         issued and outstanding                                                          1,281
         Common stock, par value $.001; authorized 60,000,000
         shares; 19,779,705 issued and outstanding                                      19,780
         Additional paid in capital                                                  2,790,714
     Accumulated deficit during development stage                                   (4,434,710)
         Total Shareholders' Equity (Deficit)                                       (1,622,935)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $      322,906



   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -1-




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                                    Three Months Ended
                                                                         March 31, 1998           March 31, 1997
                                                                     ----------------------  ------------------------
Revenues
   Other income                                                      $                    0  $                 55,020
        Total revenues                                                                    0                    55,020
Expenses
   General and administrative                                                        45,515                   128,858
   Net loss on investments and settlement of gold contracts                               0                         0
   Interest expense                                                                   3,750                     7,500
        Total expenses                                                               49,265                   136,358
Net loss before minority interest                                                   (49,265)                  (81,338)
Minority interest                                                                         0                         0
Net loss                                                             $              (49,265) $                (81,338)
Net loss per common share                                            $                (0.00) $                  (0.00)
Weighted average common shares outstanding                                        19,779,705               18,782,447

















   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -2-




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998




                                  Common Stock            Preferred Stock         Additional    Accumulated
                                 ----------------------   ----------------------  Paid-In       During
                                                                                  Capital       Development Stage   Total
                                 Shares       Amount      Shares       Amount

Balance January 1, 1998          19,779,705   $  19,780   1,280,550  $     1,281  $ 2,790,714   $ (4,385,445)       $ (1,573,670)
Net loss for period                                                                                  (49,265)            (49,265)

Balance, March 31, 1998          19,779,705   $  19,780   1,280,550  $     1,281  $ 2,790,714   $ (4,434,710)       $ (1,622,935)















    The accompanying notes are an integral part of thesefinancial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -3-




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                   Three Months Ended
                                                        March 31, 1998           March 31, 1997
Net (Loss)                                           $            (49,265)    $            (81,338)
Adjustments to Reconcile Net Income to
   Decrease in marketable securities                                                         2,707
   Increase in prepaid commissions                                                         (76,320)
   Increase in related party payable                                                        59,017
   Increase (decrease) in accrued expenses                          6,478                  (57,710)
   Increase in contracts and notes payable                                                  20,117
   Increase in contracts and notes payable                                                  20,117
        NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                (42,787)               (133,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
   Costs added to property, plant & equipment                                              (84,984)
   Increase in paid in capital                                                             148,055
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                                         63,071

NET INCREASE (DECREASE) IN CASH                                   (42,787)                 (70,456)
CASH, at Beginning of Period                                       71,124                  166,000
CASH, at End of Period                               $             28,337     $             95,544













   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -4-

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

   The Company, a development stage enterprise, has been attempting to obtain cash resources from the sale of investment contracts, warrant exercise, operations, or private placement of equity securities. Such proceeds have been necessary to assure the funding of anticipated operating costs and satisfaction of any negative working capital as of the current period.

   The Company owns 59% of Atlanta Pacific Trust, LLC (APT) and its wholly-owned subsidiary Atlantic-Pacific Finanzprodukte, Gmbh (APT Germany). APT is the owner of the Evening Star Mine and through its subsidiary APT Germany secures financing for its exploration and development activities.

   The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $4,037,959 from inception to March 31, 1998. The Company has not realized economic production from its mineral properties as of March 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Note 2        Summary of Significant Accounting Policies:

   Principles of Consolidation

   The consolidated financial statements include the accounts of the company and its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APT's wholly-owned subsidiary, Atlantic-Pacific

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -5-

   Finanzprodukte,   GmbH.  In  consolidations,   all  significant  intercompany
   balances and transactions are eliminated.

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

   In the past, the Company deferred direct costs related to the acquisition, exploration and development of mineral properties pending determination of their economic viability which normally entails performing an in-depth geological and geophysical study. If no minable ore body was discovered, previously capitalized costs were expensed in the period the property was abandoned. Any revenue generated from pre-production costs. When a property was placed in commercial production, such deferred costs were depleted using the units-of-production method.

   During 1997, the Securities and Exchange Commission (SEC) staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through December 31, 1997, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs, for which there is no feasibility study as of the year ended December 31, 1997.

   Office Furniture and Equipment

   Office furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method, based upon the estimated useful lives of the respective assets, generally three to five years.

   Income (Loss) per Common Stock

   Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.


                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -6-

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   Stock Based Compensation

   In October 1995, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended December 31, 1997.

   Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instrument purchased with a maturity of three months or less.


Note 3        Property, Plant and Equipment:

   The values reflected in the 10 KSB of December 31, 1997 are carried forward here. These values are at the defined cost of $918,120, with accumulated depreciation of $819,400, with the net reflected on the balance sheet. Depreciation for the current year will be added at year end.

   During 1997, the Company expensed previously capitalized development costs of its Evening Star mine.

   During 1997, the Company considered its mining equipment to be impaired and provide an allowance for 90% of its original cost.

Note 4        Note Payable:

   Note payable in the amount of $450,000 with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. The note is convertible at any time for 150,000 shares of the common stock of the Company at the option of the holder.

Note 5        Investment Contracts Payable:

   Atlantic has issued investment contracts under German securities laws. Investment contracts payable consist of the following at December 31, 1997:


                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -7-

   Contract  of  $9,645  per kilo  received
   in U.S.  dollars  for  purchase  of
   undelivered kilos (32.15 troy ounces) of gold bullion.
   All contracts have a one-year maturity.                                      $    118,636

   Zero-coupon contract of $12,500 payable
   in U.S. dollars and bearing interest at
   9.00% per annum.  Such contracts are
   payable with related interest in one to five years.                               192,231

   Zero-coupon  contract  payable in 5,000 German  Deutsche
   Marks (DM) units and bearing interest at 9.00% per annum.
   Such contracts are payable with related interest in DM in
   one to five years.                                                                868,913

   Zero-coupon  contract  payable in DM or gold at the rate
   of 600 DM  principal per unit and bearing interest at
   9.00% per annum.  Contracts are payable with related
   interest in DM in one to five years.                                              576,041

                                                                                $  1,755,821

   Less current portion of long-term debt                                          1,065,847

                                                                                $    689,974


   All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

              Investment contracts are due as follows:

              1998                                                              $  1,065,847
              1999                                                                   282,674
              2000                                                                   134,462
              2001                                                                   208,454
              2002                                                                    64,384
              Total                                                             $  1,755,821




Note 6        Related Party Payable:

   In 1995, Atlantic entered into agreements with Sequoia Trust, a related party, to lease surface and mineral rights related to 57 acres of land adjacent to Evening Star Mine and certain improved real property known as the Weldon Research Center for total cost of $6,000 per month. These lease are

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -8-
   renewable after a five year term and require a future minimum annual payment of $72,000 to Sequoia Trust.

   These properties provide the Company with the opportunity to develop three patented mining claims with probable commercial grade ore (12% royalty due to Sequoia Trust), construct a primary ore processing refinery, and utilize 13,000 square feet at the Weldon Research Center for its mineralization analyzes and other testing procedures.

   Atlantic also has a cancellable contract with EMTEC, Inc., a related party, for development of all eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pat EMTEC bi-monthly at invoiced cost plus 18% overhead.

   As of March 31, 1998 Atlantic owed the above related entities development costs and accrued interest in the amount of $364,675.



ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1998:

Going Concern:

   The Company's working capital resources during the period ended March 31, 1998 were provided by utilizing the cash on hand at December 31, 1997. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of operations.

   The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

   Results of Operations - Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

   There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.

   Operating expenses was $49,265 in the current quarter compared to $136,358 in the comparable period last year. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level of activities.


                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -9-

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

Liquidity and Capital Resources

   As of March 31, 1998, the Company had a working capital deficit of $2,143,364 a decrease of $933,015 from March 31, 1997. The change was attributable to the operating losses experienced and impairment recognized in the last nine months of 1997 and the first quarter of 1998.

   The Company had cash balances of approximately $28,337 and $95,544 at March 31, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

The Company's plan is to keep searching for additional sources of capital and new operating opportunities. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 1997 to include an explanatory paragraph with respect to the uncertainty.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of March 31, 1999, the Company had no operations or employees other than its President.


                                                   [XPLORER\10-QSB:033198.QSB]-2
                                      -10-

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

   None.

Item 2.       Changes In Securities

   None

Item 3.       Defaults Upon Senior Securities

   None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

   None

Item 5.       Other Information

   None

Item 6.       Exhibits And Reports On Form 8-K

   None.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                      -11-

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    XPLORER, S.A.
                                    (Registrant)

Dated:        September 29, 1998    By:/s/   Leonard J.Roman
                                             Treasurer, Chief Financial Officer
                                             and Director;  Xplorer, S.A.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                      -12-