Form 10QSB
period 1998-06-30
XPLORER S A
filed 1999-10-01
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[   X ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

As of June 30, 1998, Xplorer, S.A. had 19,779,705 shares of Common Stock Outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ]No [ X ]

                                                   [XPLORER\10-QSB:033198.QSB]-2

                                  XPLORER, S.A.
                                      INDEX



                                                                           Page

                                     PART I


Item 1.           Financial Statements

    Consolidated Condensed Balance Sheet
      as of June 30, 1998 (unaudited)........................................  1

    Consolidated Condensed Statements of Operations
      for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)..  2

    Consolidated Condensed Statements of Shareholders' Equity for  Six Months
      Ended June 30 (unaudited)..............................................  3

    Consolidated Condensed Statements of Cash Flows for the Six Months Ended
      June 30, 1998 and 1997 (unaudited).....................................  4

    Notes to Consolidated Condensed Financial Statements ....................  5


Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations......................................................  9


                                     PART II

Item 1.           Legal Proceedings.......................................... 11

Item 2.           Changes In Securities...................................... 11

Item 3.           Defaults Upon Senior Securities............................ 11

Item 4.           Submission Of Matters To A Vote Of Security Holders........ 11

Item 5.           Other Information.......................................... 11

Item 6.           Exhibits And Reports On Form 8-K........................... 11

                  Signatures................................................. 12




                                        I

                                                   [XPLORER\10-QSB:033198.QSB]-2




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998

ASSETS
Current Assets
     Cash and cash equivalents                                                  $       16,414
     Receivables                                                                        39,166
                                                                                --------------
         Total Current Assets                                                           55,580

     Property and equipment                                                             98,720

     Other investments                                                                  34,978

TOTAL ASSETS                                                                    $      189,278
                                                                                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accrued expensed                                                           $      368,176
     Related party payable                                                             364,675
     Note payable                                                                      450,000
     Current portion of long-term debt                                               1,065,847
                                                                                --------------
         Total Current Liabilities                                                   2,248,698

     Long-term debt                                                                    689,974

         Total Liabilities                                                           2,938,672

Minority Interest                                                                     (965,000)

Shareholders' Equity (Deficit)
     Preferred  stock,  par  value  $.001;   authorized  15,000,000  shares;
     convertible beginning in 2001; 1,280,550 shares
     issued and outstanding                                                              1,281
     Common stock, par value $.001; authorized 60,000,000
     shares; 19,779,705 issued and outstanding                                          19,780
     Additional paid in capital                                                      2,790,714
     Accumulated deficit during development stage                                    4,596,169)
         Total Shareholders' Equity (Deficit)                                       (1,784,394)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $      189,278
                                                                                ==============


   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -1-



                                  XPLORER, S.A.
                            Statements of Operations
                       For the Three and Six Months Ended
                        June 30, 1999 and 1998(Unaudited)



                                                          For the Three Months Ended              For the Six Months Ended,
                                                                   June 30,                               June 30,
                                                    --------------------------------------- ------------------------------
                                                            1998               1997                   1998            1997
                                                    --------------------------------------- ------------------------------
                                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Revenues
     Other income                                   $                 0 $           10,000  $                0 $          65,020
                                                    --------------------------------------- ------------------------------------
          Total revenues                                              0             10,000                   0            65,020
                                                    --------------------------------------- ------------------------------------
Costs and expenses:
    General and administrative                                   36,004            258,271              85,269           387,129
    Net loss on investments and settlement
       of gold contracrs                                        121,705                  0             121,705                 0
    Interest expense                                              3,750             11,250               3,750            18,750
                                                    --------------------------------------- ------------------------------------
          Total expenses                                        161,459            269,521             210,724           405,879
                                                    --------------------------------------- ------------------------------------
Net income (loss)                                              (161,459)$         (259,521) $         (210,724)$        (340,859)
                                                    ======================================= =====================================
Net income (loss) per common share                  $              (.01)$             (.01) $             (.01)$            (.02)
                                                    ======================================= =====================================
Weighted average common
 shares outstanding                                          19,779,705         18,782,445          19,779,705        18,782,445
                                                    ======================================= ====================================



















    The accompanying notes are an integral part of these financial statements

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -2-




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998




                                      Common Stock             Preferred Stock       Additional     Accumulated
                                  --------------------------- ---------------------  Paid-In        During
                                                                                     Capital        Development Stage Total
                                      Shares       Amount      Shares     Amount
Balance January 1, 1998               19,779,705   $   19,780  1,280,550  $   1,281  $  2,790,714   $  (4,385,445)    $ (1,573,670)
Net loss for period                                                                                       (49,265)         (49,265)
                                  ---------------  ---------- ---------- ---------- -------------  ---------------    -------------
Balance, March 31, 1998               19,779,705       19,780  1,280,550      1,281     2,790,714      (4,434,710)      (1,622,935)
Net loss for period                                                                                      (161,459)        (161,459)
                                  ---------------  ---------- ---------- ---------- -------------  ---------------    -------------
Balance, June 30, 1998                19,779,705   $   19,780  1,280,550  $   1,281  $  2,790,714   $  (4,596,169)    $ (1,784,394)
                                  ===============  ========== ========== ========== =============  ===============    =============












    The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -3-




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997




                                                                    Six Months Ended
                                                         June 30, 1998            June 30, 1997
Net (Loss)                                           $           (210,724)    $          (340,859)
Adjustments to Reconcile Net Income to
         Decrease in marketable securities                              -                   2,707
         Decrease in other investments                            121,705                       -
         Increase in prepaid commissions                                -                 (76,320)
         Increase in related party payable                              -                  59,017
         Increase (decrease) in accrued expenses                   34,309                 (57,710)
         Increase in contracts and notes payable                        -                  20,117
         Increase in contracts and notes payable                        -                  20,117
                                                     ---------------------    -------------------
          NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                              (54,710)              (133,527)
                                                     =====================    ===================

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
         Costs added to property, plant &
           equipment                                                    -                 (84,984)
         Increase in paid in capital                                    -                 148,055
                                                     ---------------------    -------------------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                     0                  63,071
                                                     =====================    ===================

NET INCREASE (DECREASE) IN CASH                                   (54,710)                (70,456)
CASH, at Beginning of Period                                       71,124                 166,000
                                                     ---------------------    -------------------
CASH, at End of Period                               $             16,414     $            95,544
                                                     =====================    ===================











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

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization  of  the  mineral  properties  and  other  assets  and  the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $4,596,169 from inception to June 30, 1998. The Company has not realized economic production from its mineral properties as of June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Note 2        Summary of Significant Accounting Policies:

         Principles of Consolidation

           The  consolidated financial statements include the accounts of the

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -5-

       Company and its 59% owned subsidiary,  Atlantic Pacific Trust, LLC (APT),
       (Apt), and apt's wholly-owned subsidiary, atlantic-pacific finanzprodukte, gmbh. In consolidation, all significant intercompany balances and transactions are eliminated.

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
         All contracts have a one-year maturity.                                    $   118,636

         Zero-coupon contract of $12,500 payable
         in U.S. dollars and bearing interest at
         9.00% per annum.  Such contracts are
         payable with related interest in one to five years.                            192,231

         Zero-coupon  contract payable in 5,000 German Deutsche Marks (DM) units and bearing  interest at 9.00% per annum.  Such  contracts  are payable with related interest in DM in
         one to five years.                                                             868,913

         Zero-coupon  contract  payable  in DM or  gold  at the  rate  of 600 DM principal per unit and bearing  interest at 9.00% per annum.  Contracts are payable with related
         interest in DM in one to five years.                                           576,041
                                                                                      ---------

                                                                                    $ 1,755,821

         Less current portion of long-term debt                                       1,065,847
                                                                                     ----------

                                                                                    $   689,974


         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

                  Investment contracts are due as follows:

                  1998                                                              $ 1,065,847
                  1999                                                                  282,674
                  2000                                                                  134,462
                  2001                                                                  208,454
                  2002                                                                   64,384
                                                                                    -----------
                  Total                                                             $ 1,755,821
                                                                                    ===========




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

         As  of  June  30,  1998  Atlantic  owed  the  above  related   entities
         development costs and accrued interest in the amount of $364,675.



ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 1998:

Going Concern:

         The Company's working capital resources during the period ended June 30, 1998 were provided by utilizing the cash on hand at December 31, 1997. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of operations.

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

Results of  Operations - Quarter Ended June 30, 1998 Compared to Quarter Ended
                         June 30, 1997
                       - Six Months Ended June 30, 1998 Compared to Six Months
                         Ended June 30, 1997

         There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.

         Total expenses were $161,459 in the current quarter and $210,724 in the current six months compared to $269,521 and $340,859 in the comparable periods last year. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                       -9-
of activities in 1998. Additionally, during the current quarter the Company wrote off an investment at the Atlantic level due to the bankruptcy filing of the company in which the investment was made.

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

Liquidity and Capital Resources

         As of June 30, 1998, the Company had a working capital deficit of $2,193,118 a decrease of $674,655 from June 30, 1997. The change was attributable to the operating losses experienced and impairment recognized in the last six months of 1997 and the first six months of 1998.

         The Company had cash balances of approximately $16,414 and $39,756 at June 30, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

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

       Additionally, as of June 30, 1999, the Company had no operations or employees other than its President.

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

                                              XPLORER, S.A.
                                              (Registrant)

Dated:   September 30, 1998           By:/s/  Leonard J.Roman
                                            ----------------------------------
                                            Treasurer, Chief Financial Officer
                                              and Director;  Xplorer, S.A.

                                                   [XPLORER\10-QSB:033198.QSB]-2
                                      -12-