Form 10QSB
period 1998-09-30
XPLORER S A
filed 1999-10-07
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

As of September 30, 1998, Xplorer, S.A. had 19,779,705 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]No [ X ]

                                                   [XPLORER\10-QSB:093098.QSB]-1

                                  XPLORER, S.A.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheet
               as of September 30, 1998 (unaudited) .......................1

               Consolidated Condensed Statements of Operations
               for the Three and Nine Months Ended September 30, 1998
               and 1997 (unaudited) .......................................2

               Consolidated Condensed Statements of Shareholders' Equity
               for Nine Months Ended September 30 (unaudited) .............3

               Consolidated Condensed Statements of Cash Flows for the Nine
               Months Ended September 30, 1998 and 1997 (unaudited) .......4

               Notes to Consolidated Condensed Financial Statements .......5


Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................9

                                     PART II

Item 1.        Legal Proceedings..........................................11

Item 2.        Changes In Securities......................................11

Item 3.        Defaults Upon Senior Securities............................11

Item 4.        Submission Of Matters To A Vote Of Security Holders........11

Item 5.        Other Information..........................................11

Item 6.        Exhibits And Reports On Form 8-K...........................11

               Signatures.................................................12



                                        I

                                                   [XPLORER\10-QSB:093098.QSB]-1




                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998


ASSETS

Current Assets
         Cash and cash equivalents                                              $       15,414
     Receivables                                                                        39,166
                                                                                --------------
         Total Current Assets                                                           54,580

     Property and equipment                                                             98,720

     Other investments                                                                  34,978

TOTAL ASSETS                                                                    $      188,278
                                                                                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accrued expensed                                                       $      368,176
         Related party payable                                                         364,675
         Note payable                                                                  450,000
         Current portion of long-term debt                                           1,065,847
                                                                                --------------
              Total Current Liabilities                                              2,248,698

     Long-term debt                                                                    689,974

              Total Liabilities                                                      2,938,672

Minority Interest                                                                     (965,000)

     Shareholders' Equity (Deficit)
         Preferred  stock,  par  value  $.001;   authorized  15,000,000  shares;
         convertible beginning in 2001; 1,280,550 shares
         issued and outstanding                                                          1,281
         Common stock, par value $.001; authorized 60,000,000
         shares; 19,779,705 issued and outstanding                                      19,780
         Additional paid in capital                                                  2,790,714
     Accumulated deficit during development stage                                   (4,597,169)
         Total Shareholders' Equity (Deficit)                                       (1,785,394)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $      188,278
                                                                                ==============



   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:093098.QSB]-1
                                       -1-


                                  XPLORER, S.A.
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 1998 and 1997(Unaudited)

                                                          For the Three Months Ended             For the Nine Months Ended,
                                                                 September 30,                          September 30,
                                                    --------------------------------------- ------------------------------------
                                                            1998               1997                   1998            1997
                                                    --------------------- ----------------- ------------------- ----------------

                                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
Revenues
     Other income                                   $                 0 $          141,461  $                0 $         206,481
                                                    ------------------- ------------------- ------------------ ----------------
          Total revenues                                              0            141,461                   0           206,481
                                                    ------------------- ------------------- ------------------ -----------------
Costs and expenses:
    General and administrative                                    1,000             49,103              86,269           436,232
    Net loss on investments and settlement
       of gold contracrs                                              0                  0             121,705                 0
    Interest expense                                                  0            111,250               3,750           130,000
                                                    ------------------- ------------------- ------------------ -----------------
          Total expenses                                          1,000            160,353             211,724           566,232
                                                    ------------------- ------------------- ------------------ -----------------
Net income (loss)                                               (1,000) $         (18,892)  $         (211,724)$        (359,751)
                                                    =================== =================== ================== =================
Net income (loss) per common share                  $             (.00) $             (.00) $             (.01)$            (.02)
                                                    =================== =================== ================== =================
Weighted average common
 shares outstanding                                          19,779,705         18,839,290          19,779,705        18,839,290
                                                    =================== =================== ================== =================


    The accompanying notes are an integral part of these financial statements

                                                  [XPLORER\10-QSB:093098.QSB]-1


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                              Common Stock                    Preferred Stock             Additional
                                                                                                            Paid-In
                                     -------------------------------  ------------------------------       Capital
                                         Shares           Amount          Shares          Amount
                                     ---------------  --------------  --------------- --------------  ------------------

Balance January 1, 1998                  19,779,705   $      19,780        1,280,550  $        1,281  $        2,790,714
Net loss for period
                                     ---------------  --------------  --------------- --------------- -------------------
Balance, March 31, 1998                  19,779,705          19,780        1,280,550           1,281           2,790,714
Net loss for period
                                     ---------------  --------------  --------------- --------------- -------------------
Balance, June 30, 1998                   19,779,705          19,780        1,280,550           1,281           2,790,714
Net loss for period
                                     ---------------  --------------  --------------- --------------- -------------------
Balance, September 30, 1998              19,779,705   $      19,780        1,280,550  $        1,281  $        2,790,714
                                     ===============  ==============  =============== =============== ===================


   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:093098.QSB]-1

                                                        -3A-


                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                     Accumulated
                                       During
                                 Development Stage            Total

                             -------------------------- -------------------

Balance January 1, 1998      $              (4,385,445) $       (1,573,670)
Net loss for period                            (49,265)            (49,265)
                             -------------------------- -------------------
Balance, March 31, 1998                     (4,434,710)         (1,622,935)
Net loss for period                           (161,459)           (161,459)
                             -------------------------- -------------------
Balance, June 30, 1998                      (4,596,169)         (1,784,394)
Net loss for period                             (1,000)             (1,000)
                             -------------------------- -------------------
Balance, September 30, 1998  $              (4,597,169) $       (1,785,394)
                             ========================== ===================


   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:093098.QSB]-1

                                                        -3B-


                                                   XPLORER, S.A.
                                          (A Development Stage Enterprise)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                        Nine Months Ended
                                                         September 30, 1998          September 30, 1997
                                                      -------------------------    -----------------------

Net (Loss)                                            $              (211,724)     $             (359,751)
Non Cash Items                                                               0                   (181,900)
Adjustments to Reconcile Net Income to
             Increase in Receivables                                        -                     (66,356)
         Increase in marketable securities                                  -                    (173,476)
         Decrease in other investments                                121,705                          -
         Increase in prepaid commissions                                    -                     (43,498)
         Increase in related party payable                                  -                      59,017
         Increase (decrease) in accrued expenses                       34,309                     (61,522)
         Increase in contracts and notes payable                            -                     174,665
                                                      ------------------------     -----------------------
          NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                                  (55,710)                  (652,821)
                                                      ========================     =======================

CASH FLOWS FROM INVESTING ACTIVITIES
Increase (Decrease) in:
         Costs added to property, plant &
           equipment                                                        -                    (119,623)
             Other Investments                                              -                     500,000
         Increase in paid in capital                                        -                     180,882
                                                      ------------------------     -----------------------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                         0                     561,259
                                                      ========================     =======================

NET INCREASE (DECREASE) IN CASH                                       (55,710)                     91,562
CASH, at Beginning of Period                                           71,124                     166,000
                                                      ------------------------     -----------------------
CASH, at End of Period                                $                15,414      $               74,438
                                                      ========================     =======================


   The accompanying notes are an integral part of these financial statements.

                                                   [XPLORER\10-QSB:093098.QSB]-1

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

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $4,597,169 from inception to September 30, 1998. The Company has not realized economic production from its mineral properties as of September 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Note 2        Summary of Significant Accounting Policies:

         Principles of Consolidation

         The consolidated financial statements include the accounts of the company and its 59% owned subsidiary, Atlantic Pacific Trust, LLC
         (APT), and APT's wholly-owned subsidiary, Atlantic-Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated.

                                                   [XPLORER\10-QSB:093098.QSB]-1

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

                                                   [XPLORER\10-QSB:093098.QSB]-1

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

                                                   [XPLORER\10-QSB:093098.QSB]-1

         Contract of $9,645 per kilo  received in U.S.
         dollars for  purchase of undelivered kilos
         (32.15 troy ounces) of gold bullion.
         All contracts have a one-year maturity.                    $   118,636

         Zero-coupon contract of $12,500 payable
         in U.S. dollars and bearing interest at
         9.00% per annum.  Such contracts are
         payable with related interest in one to five years.            192,231

         Zero-coupon  contract payable in 5,000 German
         Deutsche Marks (DM) units and bearing  interest at
         9.00% per annum.  Such  contracts  are payable
         with related interest in DM in one to five years.              868,913

         Zero-coupon  contract  payable  in DM or  gold
         at the  rate  of 600 DM principal per unit and
         bearing  interest at 9.00% per annum.  Contracts
         are payable with related
         interest in DM in one to five years.                           576,041
                                                                    -----------

                                                                    $ 1,755,821

         Less current portion of long-term debt                       1,065,847
                                                                    -----------

                                                                    $   689,974

         All bonds are secured by the Company's interest in the Evening Star mining claims per assignment to a bond trustee.

                  Investment contracts are due as follows:

                  1998                       $1,065,847
                  1999                          282,674
                  2000                          134,462
                  2001                          208,454
                  2002                           64,384
                                             ----------
                  Total                      $1,755,821
                                             ==========

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

                                                   [XPLORER\10-QSB:093098.QSB]-1

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

         As of September 30, 1998 Atlantic owed the above related entities development costs and accrued interest in the amount of $364,675.



ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 1998:

Going Concern:

         The Company's working capital resources during the period ended September 30, 1998 were provided by utilizing the cash on hand at December 31, 1997. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of operations.

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

Results of Operations - Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997 Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.


                                                   [XPLORER\10-QSB:093098.QSB]-1

         Total expenses were $1,000 in the current quarter and $211,724 in the current nine months compared to $160,353 and $359,751 in the comparable periods last year. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level of activities in 1998. Additionally, during the second quarter of 1998, the Company wrote off an investment at the Atlantic level due to the bankruptcy filing of the company in which the investment was made.

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

Liquidity and Capital Resources

         As of September 30, 1998, the Company had a working capital deficit of $2,194,118 a decrease of $1,300,386 from September 30, 1997. The change was attributable to the operating losses experienced and impairment recognized in the last three months of 1997 and the first nine months of 1998.

         The Company had cash balances of approximately $15,414 and $74,438 at September 30, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

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

         Additionally, as of September 30, 1999, the Company had no operations or employees other than its President.

                                                   [XPLORER\10-QSB:093098.QSB]-1

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

                                                   [XPLORER\10-QSB:093098.QSB]-1

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XPLORER, S.A.
                                        (Registrant)

Dated:   October 3, 1998                By:  /s/  Leonard J.Roman
                                             ----------------------------------
                                                  Treasurer, Chief Financial
                                                  Officer and Director;
                                                  Xplorer, S.A.

                                                   [XPLORER\10-QSB:093098.QSB]-1