Form 10KSB
period 1998-12-31
XPLORER S A
filed 1999-10-29
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1998 totaled $-0-. As of December 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $603,000.

As of September 30, 1999, the registrant had outstanding 20,086,266 shares of Common Stock.

Transitional Small Business Disclosure Format:  [ X ] Yes  [   ] No


                                                        [XPLORER\10KSB:123198]-3

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business.............................................................3

Item 2.   Properties..........................................................11

Item 3.   Legal Proceedings...................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.................12

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder matters..12

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................14

Item 7.   Financial Statements................................................14

Item 8.   Change in and Disagreements With Accountants........................14

                                    PART III

Item 9.   Directors and Executive Officers....................................15

Item 10.  Executive Compensation..............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management......18

Item 12.  Certain Relationships and Related Transactions......................19

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K....................................20

          Index to Consolidated Financial Statements and Schedules...........F-1

                                                        [XPLORER\10KSB:123198]-3

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Introduction

XPLORER, S.A. ("XPLORER" or the "Company") was incorporated as L.A. Entertainment, Inc. under the laws of the State of Nevada on May 2, 1984.
Effective December 18, 1992, the Company changed its name from L.A. Entertainment, Inc. to Gerant Industries, Inc. (Gerant). On March 1, 1994, Gerant filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Gerant operated as a debtor-in-possession until the United States Bankruptcy Court entered an order confirming its Third Amended Plan of Reorganization (the "Plan") on July 24, 1996, and the Plan became effective August 5, 1996. In accordance with the Plan, Gerant filed with the State of Nevada Restated Articles of Incorporation in August 1996 changing its name from Gerant to XPLORER, S.A..

Included in the Plan was the valuation utilized by Atlantic Pacific Trust ("APT") for its gold ore reserves. These values are based upon a comprehensive geological reserve study conducted by Christopher L. Pratt, Geologist, which said report was updated December 31, 1996.

     Pursuant to the Plan, certain holders of Units of Beneficial Interest (UBI's) in the Atlantic Pacific Trust, LLC (APT LLC), the successor in interest in the corporate reorganization of APT, exchanged 417,240 UBI's on August 5, 1996, the effective date of the Plan, for 1,043,000 shares of preferred stock of XPLORER. Prior to August 5, 1996 APT had provided the necessary capital and arranged loans for the successful completion of the Plan. The managers of APT LLC and APT are also officers and directors of the Company. See "Conflicts of Interest."

     Additionally, APT LLC holders of approximately $29,278,000 principal value of XPLORER promissory notes issued pursuant to the Plan (Debtor Notes) converted the Debtor Notes into approximately 14,639,750 shares of XPLORER common stock. Furthermore, holders of securities in the Company during the pendency of the Gerant bankruptcy proceedings shared pro rata in a distribution of 400,000 Units consisting of one (1) share of XPLORER's common stock and one (1) Class A Warrant entitling the holder to purchase one (1) share of XPLORER's Common Stock one (1) year from the August 5, 1996 effective date of the Plan, at 70% of the asking price of the Company shares. Warrants need to be exercised within 30 days of August 5, 1997. Subsequently the Class A Warrants were extended until
February 1998, at which time all Warrants were either exercised or expired. Pursuant to Section 1143 of the United States Bankruptcy Code, interest holders needed to surrender their certificates representing the securities of the Company within one (1) year of the Confirmation Date of the Plan as a condition to receiving the securities pursuant to the Plan. Certain other classes of creditors were given the right to elect to receive shares of common stock of XPLORER in lieu of cash in satisfaction of their claims.

     In November, 1996, the Company acquired an additional 189,960 UBI's of APT in exchange for 237,550 shares of its preferred stock. In September,1997, the Company acquired an additional 20,000 UBIs of APT in exchange for 250,000 shares of its common stock. Currently, XPLORER owns 59.6% of APT LLC.

     The Company's principal executive offices are located at 2929 South Maryland Parkway, Las Vegas, Nevada, 89109, and its telephone number is
(702)699-5400.

     CAUTIONARY  "SAFE  HARBOR"   STATEMENT  UNDER  THE  UNITED  STATES  PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.

                                                        [XPLORER\10KSB:123198]-3

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



                                                        [XPLORER\10KSB:123198]-3

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

Proposed Operations

     In July, 1995, APT entered into an Operating Agreement (the "Agreement") with EMTEC, L.L.C. ("Emtec") principally owned by officers and directors of the Company and managers of APT LLC. See "Item 12. Certain Relationships and Related Transactions." In accordance with the Agreement, Emtec was to provide a full turn key mining and refining operation for the Evening Star Mine. APT will pay Emtec all of its costs and expenses plus 18% of same. Costs are defined as all costs directly and indirectly related to Emtec performing its duties in the exploration, development, production and support facilities of the Evening Star Mine. For the year 1997, APT had paid Emtec $200,000 for its developmental work in the Evening Star Mine.


                                                        [XPLORER\10KSB:123198]-3

     In December, 1997, the Company and Emtec mutually agreed to cancel the agreement.

     The Company intends to develop its mining properties in two phases.

     Phase I.

     The Company will continue drilling and sampling to block out Proven and Probable Ore Reserves. A core drilling rig will be used in order to produce approximately 1,000 feet of drill hole weekly. Due to seasonal conditions, drilling will only be conducted for approximately 36 weeks annually.

     The Company will also construct a pilot ore processing plant ("Pilot Refinery") capable of processing up to two tons of ore per hour. Included with the Pilot Refinery will be the construction of all support facilities, including laboratory, repair shops and storage bins.

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

     There is no assurance that the Company will be able to raise the capital to complete Phase I or, if Phase I is completed, to proceed with Phase II. To date, the Company's primary funds for operations have come from the sale of bonds and gold contracts in Germany and Austria. See "Item 1. Business - Financing." The Company intends to continue to sell bonds in Germany and Austria. There is no assurance that sales of bonds will continue in amounts necessary to fund any of the Company's planned operations, including completion of Phase II.

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


                                                        [XPLORER\10KSB:123198]-3

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

Financing

     Between February 1, 1996 and August 6, 1996, APT issued Industrial Revenue Bonds ("Bonds"). The Bonds were sold in Germany and Austria by Senator Securities Corporation, Dusseldorf, Germany ("Senator"). The Bonds are zero discount bonds issued in denominations of $12,500 with maturity dates between one to five years. Upon maturity, APT must pay $12,500 U.S., plus interest at 9% per annum, or deliver One Kilo of Internationally Hallmarked 99.99 Fine Gold Bullion (32.15 Troy Ounces). At December 31, 1998, APT owed $192,231 on these bonds of which $77,438 is past due and $57,918 is due before December 31, 1999.

     Between June 1, 1996 and January 15, 1997, APT issued Investment Certificates ("Certificates"). The Certificates were sold in Germany and Austria by Senator and by Atlantic Pacific Finanzprodukte, GmbH ("APF"), the Company's wholly-owned subsidiary, a company related to APT by common ownership. The
Certificates provide for interest at 9% per annum payable with principal at maturity. The Certificates mature between one and five years from date of purchase. At December 31, 1998, APT owed $726,881 on these bonds of which $346,303 is past due and $231,599 is due before December 31, 1999.

     Between September, 1995 and September, 1996, APT issued Gold Ore Contracts ("Contracts") in One Kilo Units. Each Unit was sold for $9,645. There are 32.15 troy ounces in one kilo. All contracts were sold in Germany and Austria by Senator. All Contracts are due within one year of purchase. At December 31, 1998, APT owed $118,636 on these bonds of which $118,636 is past due.

     On November 1, 1996, APT began selling, through APF, 9% Bond Certificate/Convertible to Gold (the "9% Bond"). The total face amount offering is 45,000,000 Deutsche Marks. At an exchange rate of 1.5 DEM (one and one-half Deutsche Marks) to 1 (one) U.S. Dollar, the total face amount in U.S. Dollars is $30,000,000. From this offering, the total net capital to APT, assuming the entire offering was sold out, and assuming a 1.5 to 1 exchange rate, would be DEM 35,009,280, or U.S.$23,339,540. The 9% Bond is non-interest bearing, but is issued to an interest-bearing account, in which the difference between the issuing price and face value meets an effective yield of 9% per annum. The 9% Bonds are issuable only as fully registered bonds in denominations of 600 Deutsche Marks ("DM600") and may be increased by denominations of DEM 600. The 9% Bonds mature between one and five years from date of purchase. The Bearer of the 9% Bond shall, within 60 days prior to the maturity date of the 9% Bond, notify APT of the Bearer's election of either (A) payment in cash in the Principal Amount of the 9% Bond paid in Deutsche Marks, or (B) receive payment in the form of one ounce of gold bullion issued to Bearer at the rate of one

                                                        [XPLORER\10KSB:123198]-3
     ounce for every DEM 600 owed to Bearer by AT, or (C) Bearer shall receive payment in cash in the amount of the market value of the gold bullion at the maturity date, with the cash payment being in Deutsche Marks. The 9% Bonds are being issued and are subject to a Trust Resolution dated October 1, 1996 and a Prospectus dated October 28, 1996. Both the Trust Resolution and the Prospectus were prepared by attorneys for the German selling agents. The 9% Bonds are only being offered for sale in Germany and Austria. At December 31, 1998, APT owed $737,305 on these bonds of which $352,104 is past due and $127,337 is due before December 31, 1999.

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

     In the case of development projects, including new pits or underground mines at currently operated properties or expansions of existing mines, although the Company utilizes the operating history of its existing

                                                        [XPLORER\10KSB:123198]-3
     mines to derive estimates of future operating costs and capital requirements, such estimates may differ materially from actual operating results. The economic feasibility of any individual project is based upon, among other things, the interpretation of geological data obtained from drill holes and other sampling techniques, feasibility studies (which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed), the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climatic conditions, estimates of labor productivity and other factors. Such development projects also are subject to the successful completion of final feasibility studies, issuance of necessary permits and receipt of adequate financing.

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

     Uncertainty of Reserve and Other Mineralization Estimates

     There are numerous uncertainties in estimating proven and probable reserves and other mineralization, including many factors beyond the control of the Company. The estimation of reserves and other mineralization involves subjective judgments about many relevant factors, and the accuracy of any such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Assumptions about prices are subject to great uncertainty and gold and silver prices have fluctuated widely in recent years. See "Gold and Silver Price Volatility." No assurance can be given that the volume and grade of reserves mined and processed and recovery rates will not be less than anticipated. Declines in the market price of gold and related precious metals also may render reserves or other mineralization containing relatively lower grades of mineralization uneconomic to exploit. If the price realized by the Company for its gold or silver bullion were to decline substantially below the price at which ore reserves were calculated for a sustained period of time, the Company potentially could experience reductions in reserves and asset write-downs. Under certain circumstances, the Company may discontinue the development of a project or mining at one or more of its properties. Further, changes in operating and capital costs and other factors, including but not limited to short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades and ore types, may materially and adversely affect reserves.

     Gold and Silver Price Volatility

     The profitability of the Company's current operations is directly related and sensitive to the market price of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, forward selling by producers, central bank sales and purchases of gold and silver, production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union, global or regional political, economic or financial situations and a number of other factors.

     The current demand for, and supply of, gold and silver affect the prices of such minerals, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in

                                                        [XPLORER\10KSB:123198]-3
     current production do not necessarily have a significant effect on the supply of gold or on its price. If gold or silver prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its mines. Although the Company has a hedging program in place to reduce the risk associated with gold and silver price volatility, there is no assurance that the Company's hedging strategies will be successful.

     Exploration and Development

     Exploration for gold and related precious metals is highly speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that the Company's exploration efforts will result in the discovery of significant gold or silver mineralization or that any mineralization discovered will result in an increase of the Company's Proven or Probable Ore Reserves. If Proven or Probable Ore Reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in new reserves or that the Company's development program will be able to extend the life of the Company's existing mines.

     Insurance and Mining Risks

     The business of gold and silver mining is generally subject to a number of risks and hazards, including environmental conditions, industrial accidents, labor disputes, encountering unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage to properties or the properties of others, delays in mining, monetary losses and possible legal liability. The Company's mine operator, Emtec, maintains insurance against certain risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry on acceptable terms.

     Competition

     The Company operates in an industry that is characterized by intense competition for resources, equipment and personnel. Some of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

     Subsequent Event

     In June, 1999, the Company entered into an advisory agreement with NuVen Advisors, Inc. (NuVen) whereby NuVen has been assisting the Company by developing and implementing a restructuring plan and then assisting such restructuring, including a plan to effect a business combination with one of a number of potential Internet-related businesses that management is currently evaluating.





                                                        [XPLORER\10KSB:123198]-3

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's executive offices are located in a rented executive suite at 2929 S. Maryland, Las Vegas, Nevada 89109. The facility is provided free of charge to the Company by one of the Companys shareholders. The Company considers the facilities adequate for current needs.

Evening Star Mine Group

     Atlantic Pacific Trust, owns eight unpatented mining claims located on Piute Mountain, Kern County, California. Unpatented mining claims only give the Company possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. In addition, in order to retain title to an unpatented mining claim, a claim holder must have met annual assessment work requirements through September 1, 1992 and must have complied with stringent state and federal regulations pertaining to the filing of assessment work affidavits. Moreover, after September 1, 1992, the right to locate or maintain a claim generally is conditional upon payment to the United States of a maintenance fee of $100 per claim per year for each assessment year. State law may, in some instances, still require performance of assessment work.

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

     For the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. As of September 30, 1999, no such bills have passed, although a number of differing and sometimes conflicting bills are now pending. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of certain proposed legislation, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired. Moreover, certain forms of such proposed legislation contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is impossible to predict at this point what any legislated royalties might be, but a potential three to four percent gross royalty, assuming a gold price of $400 per ounce, would have an approximated $12 to $16 per ounce impact on the Company's costs of production from unpatented mining claims.



                                                        [XPLORER\10KSB:123198]-3

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1998.


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


                   1998                          Bid       Asked

Quarter ending December 31, 1998             $     .03  $     .10
Quarter ending September 30, 1998            $     .01  $     .10
Quarter ending June 30, 1998                 $     .03  $    1.00
Quarter ending March 31, 1998                $     .35  $    1.00
                   1997
Quarter ending December 31, 1997             $    0.50  $    1.75
Quarter ending September 30, 1997                  N/A        N/A
Quarter ending June 30, 1996                       N/A        N/A
Quarter ending March 31, 1996                      N/A        N/A


a)   Holders:

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


                                                        [XPLORER\10KSB:123198]-3

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

I Gerant emerged from its Chapter 11 proceeding in August 1996. Prior to that date, the reorganization with Xplorer, S.A., Gerant had no significant operations, cash flows, or changes in financial condition, and was inactive since January 1, 1994. Legal fees incurred during the bankruptcy period are presently being paid by the Company.

II   Plan of Operation

     The Company has been preparing for the construction of a Pilot Plant to process both new and existing ore of the Evening Star Mine (the "Mine") location. Upon the receipt of capital, construction of the Pilot Plant will be commenced. The Pilot Plant is expected to demonstrate the feasibility of extraction of the precious metals contained within the ore. The Pilot Plant should be in operation continually until the full operating plant is completed and in operation.

III      Management's Discussion and Analysis of Financial Condition and Results
of Operations

     The Company is a development stage enterprise and, as such, is incurring expenses related to the development of the Mine and the preparation for the beginning of the Pilot Plant. Funds for these purposes have been raised through the sale of Forward Gold Contracts, sale of Industrial Bonds in Europe, and the strategic placement of equity securities. These activities are necessary to assure the funding of anticipated operating costs and the satisfaction of the $2.1 million negative working capital.

     At the present time, management is uncertain when the Pilot Plant will be completed and operations commenced. As a result, it is essential for management to continue its fund raising activities until this income source commences and continuing afterwards until the full operation is in progress.

     Company continues its efforts towards achieving a profitable operation and, although management is confident of achieving that goal, Company cannot assure its shareholders that it will be successful in operating a profitable business.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     There were no revenue generating operations during 1998 and 1997 and, consequently, no operating revenues or cost of revenues were recorded.

     General and administrative expenses were $290,643 in 1998 compared to $765,169 in 1997 as a result of only limited operations in 1998. General and administrative costs in 1997 included costs associated with the Gerant merger and their evolving from Chapter 11, as well as costs associated with the mutual termination of the Operating agreement with Emtec,LLC, and the leases with Sequoia Trust. As a result of these termination agreements the Company has temporarily suspended preparations for the construction of a Pilot Plant.

     Total expenses were $559,133 in 1998 compared to $5,119,690 in 1997 due to only limited operations in 1998 while 1997 included impairment losses recognized by the Company based on new information regarding its mining properties and certain investments of $3,303,500 and $500,000, respectively.

                                                        [XPLORER\10KSB:123198]-3

Liquidity and Capital Resources

     As of December 31, 1998 the Company had a working capital deficiency of $2.7 million, an increase of $600,000 from 1997. The increase was attributable to the continued operations although limited by the Company without revenue producing operations. Company had $3,892 in cash at December 31, 1998 a decrease of $67,232 from 1997. The decrease was due to continued development operations.

     The Companys plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Companys existence is dependent on continuing financial support from investors, which with the scaled operations is estimated to be approximately $150,000 for the next fiscal year based upon current operations. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Companys ability to continue as a going concern. As such, the Companys independent accountants have included an explanatory paragraph with respect to the uncertainty.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of December 31, 1998, the Company had three employees including officers and directors.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
         Report of Independent Auditor.......................................F-1

         Consolidated Balance Sheet..........................................F-2

         Consolidated Statement of Operations for the year ended
          December 31, 1998..................................................F-3

         Consolidated Statement of Shareholders' Equity for the year ended
          December 31, 1998..................................................F-4

         Consolidated Statement of Cash Flows for the year ended
          December 31, 1998..................................................F-7

         Notes to Financial Statements....................................F-9-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None


                                                        [XPLORER\10KSB:123198]-3

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         Name            Age                    Position
Steven B. Mortensen       38     Chairman of the Board and President
Jon W. Bice  (1)          54     Director, Treasurer and Chief Financial Officer
Thomas C. Roddy, PE. (1)  46     Director
Joyce J. Pellet  (1)      62     Director
Benjamin C. Rice  (1)     60     Director
Jeff Bice  (1)            46     Secretary

______________________________


     (1)As part of a restructuring of Company in July 1999, Mr. Bice, Mr. Roddy, Ms. Pellet, Mr. Rice and Mr. Bice resigned their positions as Officers and Directors of Xplorer, S.A.

     Steven B. Mortensen, Chairman of the Board since July, 1996 and President since June 1998. Mr. Mortensen was Secretary from July, 1996 to June 1998. Mr. Mortensen majored in computer science and math at Brigham Young University. Mr. Mortensen is also responsible for investor relations for the Company and its subsidiaries, including overseeing its European operations. Mr. Mortensen served as Trustee of Atlantic Pacific Trust and as Manager of Atlantic Pacific Trust, LLC. Mr. Mortensen's experience is in real estate, mining development, and public relations. He is also co-trustee of Rocky Mountain Trust. In that capacity, he is solely responsible for asset management and all investments. Previously, in 1991, Mr. Mortensen was senior vice president of the "B" paper division of Trump Mortgage Group Inc. Mr. Mortensen's other past positions include: President of North Star Industries, a mining, residential and commercial contractor; President and owner of Hillcrest Development and Land, a land and mine development company; Sales and Marketing Director of Mortensen Construction and Lifestyle Homes, Inc.

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

     Thomas C. Roddy has been a director since July, 1996 and President, Chief Executive Officer from July, 1996 to June 1998. Mr. Roddy is a registered civil engineer in the State of California. He received a B.S. in civil engineering from California State University, Fresno in 1978. From 1978 through 1985, Mr. Roddy was a senior engineer for Boyle Engineering Corporation, Bakersfield, California. Since 1985, Mr. Roddy has been a consulting engineer in Bakersfield, California. His engineering background is extensive and includes experience as project manager/engineer for various mining projects in California and Nevada, engineering superintendent for construction of the Almond Power Plant near Modesto, California, extensive experience in road, sewer water, and drainage system design, and engineering services related to Santa Fe Energy Company and Shell Western Exploration and Production Co. for the construction of enhanced recovery facilities. Mr. Roddy is a former member of the Kern County Air Pollution Control District Hearing Board.


                                                        [XPLORER\10KSB:123198]-3

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

     Jeffrey A. Bice was appointed Secretary of the Company in June of 1998. From September 1988 to the present he was an accountant with Accounting Plus, Bakersfield, California, where was involved in compilation, review and analysis of G/L to financial statements, tax documentation preparation and creation and implementation of complete marketing programs for accounting practices. From January 1990 to February 1991, he served as Contract Administrator for Convention Marketing Service and from 1987 to 1988 Mr. Bice was the assistant controller of American Growth Fund.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company and Exchange with copies of all Section 26(a) forms they file.

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

     All of the officers, directors and ten percent shareholders , including Messrs. Moreland, Roddy, Mortensen, Bice and Rice, Ms. Pellet, and Atlantic Pacific Trust, LLC, failed to report timely on Form 3's when they had become directors, officers and ten percent shareholders of the Company at the confirmation by the Bankruptcy Court of the Third Amended Plan in August 1996. Procedures and controls have been instituted to assure future compliance with
Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     No executive officer of the Company earned in excess of $60,000 during the fiscal year ended December 31, 1998, less any stock incentives issued. Although, beginning January 1, 1997, the Company had agreed to pay to Messrs. Mortensen, Roddy, and Bice an annual salary of $60,000 for each person, no cash compensation to officers was paid in 1998 . Bonuses, based on sales and revenues, may be paid to such employees at the discretion of the Board of Directors. There are no written employment agreements with any employee of the Company.
                                                        [XPLORER\10KSB:123198]-3

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

     The following table sets forth certain information with respect to all qualified stock options held as of March 31, 1999 by the Company's executive officers under the 1997 Plan. All options are exercisable at a price equal to fair market value on date of grant and terminate 10 years from date of grant. None of these options has been exercised.


                                    Number of      Exercise        Expiration
           Name                      Options      Price/Share         Date
Steven B. Mortensen                  150,000       $     .50           *
Thomas C. Roddy                       75,000             .50           *
Jon W. Bice                           75,000             .50           *
All executive officers as a group    300,000             .50           *
(3 persons)


*        All options expire on January 30, 2007.

Non-Qualified Stock Options

     On January 31, 1997, 80,000 non-qualified stock options were granted to two persons in consideration for services rendered to the Company. The exercise price for all options is $.50 per share. None of these options has been exercised. All of these options expire on January 30, 2007.


                                                        [XPLORER\10KSB:123198]-3

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 31, 1999, with respect to the beneficial ownership of the Company's Common Stock, par value $.001 per share, by holders of more than five percent of the Company's Common Stock, by each director and executive officer of the Company, and by all directors and officers of the Company as a group.


      Name and Address of                Number of Shares           Percent
       Beneficial Owner              Beneficially Owned(1)(9)     of Class(2)
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

(2)      Based upon 20,086,266 shares of Common Stock outstanding.

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

(8) The address for this beneficial holder is P.O. Box 5747-1000, San Jose, Costa Rica, C.A. Does not include 12,805,500 shares of common stock to be issued in charge for 1,280,550 shares of Preferred Stock pursuant to a formal request from Compania Comercial Atlants S.A. to convert the Preferred Stock dated July 28, 1999 .

                                                        [XPLORER\10KSB:123198]-3

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

     Pursuant to the Company's Third Amended Plan of Reorganization filed with the Bankruptcy Court in July, 1996 (the "Plan"), Compania Comercial Atlantis, S.A. ("Compania") exchanged 417,200 APT Units owned by Compania for 1,043,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"). In December, 1996, the Company exchanged an additional 237,550 shares of its Preferred Stock for 189,960 APT Units. The Preferred Stock is convertible, commencing October 1, 2002, into ten shares of the Company's Common Stock for each share of Preferred Stock. Dividends are payable quarterly at a monthly
                                                        [XPLORER\10KSB:123198]-3
     rate of one percent of the Preferred Stock held. The dividends are payable in Common Stock of the Company on the basis of ten shares of Common Stock for each share of Preferred Stock. In addition, the holder of the Preferred Stock could, upon written notice, have any dividends due payable in additional Preferred Stock instead of Common Stock.

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

     3.1(a)(2) Articles of Incorporation and Amendments thereto of Company.

     3.1(b)(2) Articles of Organization of Atlantic Pacific Trust, LLC and Amendment thereto.

     3.2(2) By-Laws of Company.

     4.1(2) Certificate of Designation of Series A Convertible Preferred Stock of Company.

     4.1(a)(2) Waiver of Preferred Stockholder between Company and Compania Comercial Atlantis, S.A. dated December 11, 1996.

     4.2(2) $450,000 10% Subordinated Convertible Note dated September 25,1996 between Company and Gardner Investments, Inc. (lender).

     4.3(2) Warrant Certificate for Common Stock issued to shareholders of the Company pursuant to Third Amended Plan of Reorganization approved by the United States Bankruptcy Court on August 5, 1996.

     4.4(2) "B" Warrant Agreement between Company and Atlantic Pacific Trust dated August 5, 1996.

     4.5(2) "C" Warrant Agreement between Company and Atlantic Pacific Trust dated August 5, 1996.

     10.1(2) Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

     10.2(2) Lease Agreement between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

                                                        [XPLORER\10KSB:123198]-3

     10.3(2) Operating Agreement between Atlantic Pacific Trust and Emtec, LLC dated July 25, 1995.

     10.4(2) Assignment of Assets by Atlantic Pacific Trust to Benjamin C. Rice, Trustee dated October 25, 1995.

     10.5(2) Bill of Sale between Sequoia Trust and Atlantic Pacific Trust dated July 15, 1995.

     10.6(2)   Regulation  "S"  Stock  Purchase   Agreement   between  Stonehill
Investments, Ltd. and Company.

     10.7(2) Security Agreement between Plaza Realty One Limited Partnership and Company dated August 19, 1994, and $400,000 Promissory Note between Plaza Realty One Limited Partnership and Company dated August 19, 1994.

     10.8(3) 1997 Stock Incentive Plan.


     (1) Filed as exhibits to Company's Form 8K which was filed with the Commission on September 12, 1996, and incorporated herein by this reference.

     (2) Filed as exhibits to Company's Form 10-KSB for the year ended December 31, 1996, which was filed on June 3, 1997 and incorporated herein by this reference.

     (3) Filed as exhibits to Company's Form 10-KSB for the year ended December 31, 1997, which was filed on September 22, 1999 and incorporated herein by this reference.


b.   Reports on Form 8-K

     1) On February 4, 1998, the Company filed a Form 8-K reporting a change in independent accountant from Jay J. Shapiro to Brown, Armstrong, Randall & Reyes. See Part II, Item 8.

     2) On May 13, 1998, the Company filed a Form 8-K reporting: a) change in corporate domicile to Nevada, b) a change of address for the corporation and c) engagement of new Chief Ecexutive officer and member of board of directors.

     3) On June 24, 1998, the Company filed a Form 8-K reporting a change in members of management and the board of directors.






                                                        [XPLORER\10KSB:123198]-3

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XPLORER, S.A.

Date:    October 28, 1999               By: /s/Steven B. Mortensen
                                               Steven B. Mortensen, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Signature                    Title                          Date
/s/ Steven B. Mortensen    President and Chairman of the Board  October 28, 1999
    Steven B. Mortensen

/s/ Jon L. Lawver          Secretary and Director               October 28, 1999
    Jon L. Lawver

/s/ Leonard J. Roman       Treasurer/Financial Officer and      October 28, 1999
    Leonard J. Roman       Director

                                                        [XPLORER\10KSB:123198]-3

                                  XPLORER, S.A.
                                DECEMBER 31, 1998



                                TABLE OF CONTENTS
                                                                           Page
Independent Auditors Report................................................. F-1

Consolidated Balance Sheet...................................................F-2

Consolidated Statement of Operations.........................................F-3

Consolidated Statement of Shareholders Equity (Deficit)......................F-4

Consolidated Statement of Cash Flows.........................................F-7

Notes to Consolidated Financial Statements...................................F-9



                                                    [XPLORER\10-KSB:123198fin-2]

                          INDEPENDENT AUDITORS REPORT



The Board of Directors of
Xplorer, S.A.
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheet of Xplorer, S.A. (the Company), a development stage enterprise, as of December 31, 1998, and the related consolidated statement of operations, shareholders equity (deficit) and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As of December 31, 1998, the Company has significant negative working capital and exposure to financial uncertainties (see Notes 1 and 2).

     As discussed in Note 10 to the financial statements, the Company has been unable to repay $1,253,663 in debt obligations which matured subsequent to December 31, 1998.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, there are conditions which raise substantial doubt about the Companys ability to continue as a going concern, including the Companys ability to raise additional capital to fund its operations and development programs and to establish ore reserves. Managements plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

                                                     BROWN ARMSTRONG RANDALL
                                                     REYES PAULDEN & McCOWN
                                                     ACCOUNTANCY CORPORATION




Bakersfield, California
September 22, 1999

                                                    [XPLORER\10-KSB:123198fin-2]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1998


ASSETS
  Current Assets
     Cash and cash equivalents                                   $        3,892
  Receivables                                                             3,495
     Total Current Assets                                                 7,387

Property and equipment                                                   77,535

Other investments                                                        13,170
TOTAL ASSETS                                                     $       98,092
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
     Accrued expenses                                            $      449,751
     Related party payable                                              364,675
     Note payable                                                       450,000
     Due to trustee                                                     131,603
     Current portion of long-term debt                                1,311,335
       Total Current Liabilities                                      2,707,364

Long-term debt                                                          463,658

Minority Interest                                                             -

       Total Liabilities                                              3,171,022
Shareholders Equity (Deficit)
  Preferred stock, par value $.001; authorized
  15,000,000 shares; convertible beginning in
  2001; 1,280,550 shares  issued and outstanding                          1,281
Common stock, par value $.001; authorized
  60,000,000 shares; 20,086,266 issued and
  outstanding                                                            20,087
Additional paid in capital                                            2,570,530
Accumulated deficit during development stage                         (5,664,828)
       Total Shareholders Equity (Deficit)                          (3,072,930)
TOTAL LIABILITIES AND SHAREHOLDERS
EQUITY (DEFICIT)                                                 $       98,092


   The accompanying notes are an integral part of these financial statements.

                                   XPLORER,S.A
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND THE PERIOD FROM AUGUST 31, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1998

                                                                              For the
                                                                             Period from
                                                                           August 15, 1996
                                              For the          For the      (Inception)
                                             Year Ended      Year Ended        Through
                                            December 31,    December 31,    December 31,
                                               1998             1997            1998
Revenues
Other income                               $        -      $     25,976   $      62,976
 Interest income                                    -            40,020          88,420
    Total revenues                                  -            65,996         151,396
Expenses
 Commission expense                            31,741           292,185         774,826
 General and administrative                   290,643           765,804       1,505,547
 Loss on impairment of mining assets                -         3,303,500       3,303,500
 Loss on impairment of other assets                 -           500,000         500,000
 Net loss on investments and settlement
  of gold contracts                           121,705           122,317         350,022
 Interest expense                             115,044           135,884         422,628
    Total expenses                            559,133         5,119,690       6,856,523
Net loss before minority interest            (559,133)       (5,053,694)     (6,705,127)

Minority interest                             123,711         1,817,000       2,281,011

Net loss                                   $ (435,422)     $ (3,236,694)  $  (4,424,116)

Net loss per common share                  $     (.02)     $       (.18)

Weighted average common shares             19,912,153        19,028,346
outstanding


   The accompanying notes are an integral part of these financial statements.

                                                        [XPLORER\10KSB:123198]-3

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                       Accumulated
                                                                                         Deficit
                                                                            Additional     During
                                   Common Stock        Preferred Stock       Paid-in     Development
                                    ($.001 par)           ($.001 par)        Capital        Stage       Total
                                 Shares     Amount     Shares      Amount

Balance, January 1, 1996          336,218  $    336            -   $    -   $1,793,800  $ (104,001)  $1,690,135
August 15, 1996 merger with
  Gerant pursuant to the Plan
  (August 1996)                14,639,000    14,639    1,043,000    1,043      252,764      52,000      320,446
Stock issued to special
  creditors pursuant to the
  Plan (September 1996)         1,002,229     1,002            -        -       98,600           -       99,602
Preferred stock issuance to
  Atlantic beneficiary for
  189,960 LLCs (December 1996)          -         -      237,550      238      207,300           -      207,538
Dividend waiver on preferred
  stock (December 1996)         1,000,000     1,000            -        -       99,000    (100,000)           -
Stock issued to employees
  and consultants for
  professional services
  (December 1996)               1,805,000     1,805            -        -       94,500           -       96,305

Net loss for period                     -         -            -        -            -    (752,000)    (752,000)

Balance, December 31, 1996     18,782,447    18,782    1,280,550    1,281    2,545,964    (904,001)   1,662,026

                                                                     (Continued)

   The accompanying notes are an integral parts of these financial statements.

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                             Accumulated
                                                                                               Deficit
                                      Common Stock         Preferred Stock      Additional     During
                                       ($.001 par)            ($.001 par)         Paid-in    Development
                                   Shares       Amount     Shares     Amount      Capital       Stage           Total
Shares issued for purchase
  of 20,000 units in Atlantic
  Pacific Trust (September
  1997)                            250,000       250            -        -               -              -            250
Stock issued to employees and
  consultants for professional
  services (September 1997)        830,000       830            -        -               -              -            830
Shares retired (September
  1997)                            (82,742)      (82)           -        -               -              -            (82)
Net loss for period                      -         -            -        -               -     (3,236,694)    (3,236,694)
Minority interest losses in
  excess of minority interest
  equity                                 -         -            -        -               -       (965,000)      (965,000)
Balance, December 31, 1997      19,779,705    19,780    1,280,550    1,281       2,545,964     (5,105,695)    (2,538,670)

Shares issued on stock options
  (March 1998)                       6,561         7            -        -           3,440              -          3,447

  1998)                            300,000       300            -        -          21,126              -         21,426
Net loss for period                      -         -            -        -               -       (435,422)      (435,422)
Minority interest losses in
  excess of minority interest
  equity                                 -         -            -        -               -       (123,711)      (123,711)

Balance, December 31, 1998      20,086,266  $ 20,087    1,280,550  $ 1,281      $2,570,530    $(5,664,828)   $(3,072,930)



  The accompanying notes are an integral parts of these financial statements.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1998

                                                                  For the
                                                                                Period from
                                                                                 August 15,
                                                                                    1996
                                                    For the         For the      (Inception)
                                                  Year Ended      Year Ended       Through
                                                  December 31,    December 31,   December 31,
                                                      1998           1997            1998

Cash Flows from Operating Activities
  Net loss                                       $   (435,422)  $ (3,236,694)  $ (4,424,116)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Minority interest in net loss of company      (123,711)    (1,817,000)    (2,281,011)
       Loss due to impairment of mining assets              -      3,303,500      3,303,500
       Loss due to impairment of other assets               -        500,000        500,000
       Loss on settlement of note receivable                -        256,487        256,487
       Depreciation and amortization                   21,185              -        203,085
       Accretion of interest                                -              -        160,400
       (Gain) loss on marketable securities                 -        226,400        189,400
       Accrued expenses and other liabilities         115,884        145,667        301,751
       Related party payables                               -        215,675        364,675
       Accrued Gerant obligations                           -              -       (140,000)
       Prepaid commissions                                  -        210,000             -
       Due to trustee                                 131,603              -        131,603
       Accounts receivable                             35,671        (22,042)       (57,871)
Net Cash Used by Operating Activities                (254,790)      (218,007)    (1,492,097)

Cash Flows from Financing Activities
  Sale of Atlantic units for cash                           -              -        458,300
     Proceeds from sale of investment contracts       240,538        695,288      2,310,826
  Payments on investment contracts                   (221,366)      (380,534)      (601,900)
  Repayment of gold contracts                               -       (154,364)      (479,364)
  Repayment of U.S. Bonds                                   -       (145,269)      (145,269)
  Proceeds from notes payable                               -              -        450,000
  Sale of common stock                                 24,873              -         24,873
Net Cash Provided by Financing Activities              44,045         15,121      2,017,466

                                                                     (Continued)
   The accompanying notes are an integral parts of these financial statements.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1998


                                                                                       For the
                                                                                     Period from
                                                                                      August 15,
                                                                                         1996
                                                        For the         For the       (Inception)
                                                      Year Ended      Year Ended        Through
                                                      December 31,    December 31,    December 31,
                                                         1998            1997            1998

Cash Flows from Investing Activities
  Computer equipment purchases                                -                -          (8,000)
  Mining property expenditures                                -                -        (527,000)
  Sale of property and equipment                              -            2,180           2,180
  Acquisition of marketable securities                        -         (143,513)     (1,273,513)
  Proceeds from marketable securities                   143,513                -       1,054,513
  Gerant creditor expenditures                                             -                    -              (355,000)
  Proceeds of other investments                               -          249,343         249,343
Net Cash Provided (Used) by Investing Activities        143,513          108,010        (857,477)

Net Increase (Decrease) in Cash                         (67,232)         (94,876)       (332,108)

Cash Balance, Beginning of Year                          71,124          166,000         336,000

Cash Balance, End of Year                            $    3,892       $   71,124     $     3,892
Interest Paid                                        $   12,880       $  100,000     $   124,180

Income Taxes Paid                                    $      800       $      800     $     2,400
Non-Cash:
  Minority losses in excess of minority equity       $  123,711       $  965,000     $ 1,088,711


   The accompanying notes are an integral part of these financial statements.

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

     Gerant Industries, Inc. (Gerant) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court (the Court) for the Central District of California on March 1, 1994. On July 24, 1996, the Court confirmed Gerants Third Amended Plan of Reorganization (the Plan). The Plan approved the amendment of the Articles of Incorporation and By-laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in-possession, Xplorer, S.A.

     The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of September 22, 1999.

     The Company owns 59% of Atlanta Pacific Trust, LLC (APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secures financing for its exploration and development activities.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $6,705,127 before minority interest from inception to December 31, 1998. The Company has not realized economic production from its mineral properties as of September 22, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APTs related company, Atlantic-Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through December 31, 1998, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs of $2,665,500 as of December 31, 1996, and expensing any development costs incurred in 1997 and 1998.

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

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended December 31, 1998.

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

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 was adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material effect upon the Companys financial condition or results of operations.

     In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Companys general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 has been adopted by the Company for the year ended December 31, 1998. This statement has no effect on financial statements traditionally presented by the Company, but increases required disclosures.

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

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - AFFILIATES AND RELATED PARTIES (Continued)

     Atlantic also has a cancelable contract with EMTEC, Inc., a related party, for development of all eleven mining claims and the future operation of the mine and refinery. The contract requires the Company to pay EMTEC bi-monthly at invoiced cost plus 18% overhead. This lease was canceled by mutual agreement in December 1997.

     At December 31, 1998, APT owed the above related entities development costs and accrued interest in the amount of $364,675.

     In the ordinary course of business, the Company had advanced and received advances from APT. Such advances to the Company amounted to $197,000. This amount was subsequently forgiven by APT at December 31, 1997.

NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1998:

          Computer equipment                           $    8,705
          Mining equipment                                909,415
                                                          918,120

          Less accumulated depreciation and allowance     840,585
                                                       $   77,535

     During the year ended December 31, 1997, the Company expensed previously capitalized development costs of its Evening Star Mine in the amount of $2,665,500.

     During the year ended December 31, 1997, the Company considered its mining equipment to be impaired and has provided an allowance for 90% of its original cost. Impairment on the mining equipment recognized during the year ended December 31, 1998 amounted to $638,000.

Depreciation expense for the year ended December 31, 1998 was $21,185.

NOTE 5 -  NOTE PAYABLE

     Note payable in the amount of $450,000, with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. The note is convertible at any time for 150,000 shares of the common stock of the Company at the option of the holder.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -  INVESTMENT CONTRACTS PAYABLE

     Atlantic has issued investment contracts under German securities laws. Investment contracts payable consist of the following at December 31, 1998:


Contract of $9,645 per kilo received in U.S.  dollars
for purchase of undelivered kilos (32.15 troy ounces)
of gold bullion.  All contracts have a one year
maturity.                                              $   118,636
Zero-coupon contract of $12,500 payable in U.S.
dollars and bearing interest at 9.00% per annum.
Such contracts are payable with related interest in
one to five years.                                         192,231
Zero-coupon contract payable in 5,000 German
Deutsche Marks (DM) units and bearing interest at
9.00% per annum. Such contracts are payable with
related interest in DM in one to five years.               726,821
Zero-coupon contract payable in DM or gold at the
rate of 600 DM principal per unit and bearing
interest at 9.00% per annum.  Contracts are payable
with related interest in DM in one to five years.          737,305
                                                         1,774,993
Less current portion of long-term debt                   1,311,335
                                                        $  463,658

     As of September 22, 1999, the Company was unable to repay $1,253,663 in contracts that matured subsequent to December 31, 1998.

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

     Accrued interest on the above contracts amounted to $317,119 at December 31, 1998.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 -  INVESTMENT CONTRACTS PAYABLE (Continued)


Investment contracts are due as follows:


        For Years Ended
         December 31,                  Amount

          1999                     $ 1,311,335
          2000                         185,248
          2001                         208,454
          2002                          64,385
          2003                           5,571
                                 $   1,774,993

The amount due for 1999 included $986,857 of 1998 maturities.


NOTE 7 -  INVESTMENT (GAINS) LOSSES

     The Company and its subsidiary incurred the following losses on investments and other assets during the years ended December 31,:

                                                                  1998         1997

Net loss on investments:
     Loss on settlement of notes receivable                   $         -  $   256,487
     Gain on sale of Xplorer shares owned by APT                        -     (134,170)
     Loss on market value                                         121,705            -
                                                              $   121,705  $   122,317
Impairment losses on investments:
     Impairment of value of commercial property owned by APT  $         -  $   500,000

Impairment losses on mining assets:
     Mining equipment                                         $         -  $   638,000
     Development costs                                                  -    2,665,500

                                                              $         -  $ 3,303,500

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 -  SHAREHOLDERS EQUITY

During fiscal year 1998, the following major equity transactions occurred:

     The Company issued 6,561 shares of Common Stock with a value of $3,447 for stock warrants issued under the incentive stock option plan.

     The Company issued 300,000 shares of Common Stock in exchange for certain professional services rendered to the Company totaling $21,426.

During fiscal 1997, the following major equity transactions occurred:

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

     The Company declared a dividend waiver on Preferred Stock and issued 1,000,000 shares of the Companys Common Stock.

NOTE 9 -  STOCK OPTIONS

     The Company has an incentive stock option plan under which ten-year options may be granted to key employees to purchase shares of the Company's common stock at $.50 per share on the date of grant. At December 31, 1998, options to purchase a total of 680,000 shares at $.50 were outstanding and exercisable, of the original 1,500,000 shares authorized under the 1997 Stock Option Plan.

                          XPLORER, S.A. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 -  STOCK OPTIONS (Continued)

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

NOTE 10 - SUBSEQUENT EVENT

     The Company has been unable to repay $1,044,775 in debt obligations, which matured subsequent to December 31, 1998, as of September 22, 1999.

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

NOTE 11 - INCOME TAXES

     At December 31, 1998, the Company and its subsidiary had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $6,705,000. These loss carryforwards expire between 2016 and 2017.

     The Company has reported income tax losses in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

     A valuation allowance of approximately $2,280,000 has been provided to offset the benefit of approximately $2,280,000 from the remaining $6,705,000 loss carryforwards. This valuation allowance is necessary because at December 31, 1998, the available benefits are more likely than not to expire before they can be used.

                          XPLORER, S.A. ANDSUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - MINORITY INTEREST LOSSES IN EXCESS OF MINORITY INTEREST EQUITY

     During the year ended December 31, 1998 and 1997, the majority interest absorbed minority interest losses in excess of minority equity in the amount of $123,711 and $965,000, respectively. These excess losses were charged directly to the majority interest accumulated deficit in 1998. Subsequently, when the loss reverses, the majority interest will be credited with the amount of minority interest losses previously absorbed before credit is made to the minority interest.