Form 10QSB
period 1999-03-31
XPLORER S A
filed 1999-11-09
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the Transition period from ______ to ______

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

                                 (702) 699-5400
                           (Issuers telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No[]

As of March 31, 1999, Xplorer, S.A. had 20,086,266 shares of Common Stock Outstanding.

Transitional  Small Business  Disclosure Format (check one): Yes [ ]No [ X ]


                                                     [XPLORER\10-QSB:033199.QS1]

                                  XPLORER, S.A.
                                      INDEX

                                      Page

                                     PART I


Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet
          as of March 31, 1999 (unaudited).....................................1

          Consolidated Condensed Statements of Operations
          for the Three Months Ended March 31, 1999 and 1998 (unaudited).......2

          Consolidated Condensed Statements of Shareholders Equity for Three
          Months Ended March 31 (unaudited)....................................3

          Consolidated Condensed Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 1998 (unaudited)............................4

          Notes to Consolidated Condensed Financial Statements ................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................9

                                     PART II

Item 1.   Legal Proceedings...................................................11

Item 2.   Changes In Securities...............................................11

Item 3.   Defaults Upon Senior Securities.....................................11

Item 4.   Submission Of Matters To A Vote Of Security Holders.................11

Item 5.   Other Information...................................................11

Item 6.   Exhibits And Reports On Form 8-K....................................11

          Signatures..........................................................12



                                        I

                                                     [XPLORER\10-QSB:033199.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999


ASSETS
Current Assets
         Cash and cash equivalents                                $           -
     Receivables                                                          3,495
         Total Current Assets                                             3,495

     Property and equipment                                              77,535

     Other investments                                                   13,170

TOTAL ASSETS                                                      $      94,200

LIABILITIES AND SHAREHOLDERS EQUITY
     Current Liabilities
         Accrued expensed                                         $     464,801
         Related party payable                                          364,675
         Note payable                                                   450,000
         Due to trustee                                                 131,603
         Current portion of long-term debt                            1,311,335
              Total Current Liabilities                               2,722,414

     Long-term debt                                                     463,658

              Total Liabilities                                       3,186,072

Minority Interest                                                             -

     Shareholders Equity (Deficit)
         Preferred stock, par value $.001; authorized 15,000,000
         shares; convertible beginning in 2001; 1,280,550 shares
         issued and outstanding                                           1,281
         Common stock, par value $.001; authorized 60,000,000
         shares; 20,086,266 issued and outstanding                       20,087
         Additional paid in capital                                   2,570,530
     Accumulated deficit during development stage                    (5,683,770)
         Total Shareholders Equity (Deficit)                         (3,091,872)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)               $      94,200


   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:033199.QS1]

                                  XPLORER, S.A.
                            Statements of Operations
                           For the Three Months Ended
                       March 31, 1999 and 1998(Unaudited)



                                        For the Three Months Ended
                                                 March 31,

                                           1999             1998
                                       (Unaudited)      (Unaudited)

Revenues
     Other income                      $         0     $           0
          Total revenues                         0                 0
Costs and expenses:
    General and administrative              18,942            45,515
    Interest expense                             -             3,750
          Total expenses                    18,942            49,265
Net income (loss)                      $   (18,942)    $     (49,265)
Net income (loss) per common share     $      (.00)$            (.00)
Weighted average common
 shares outstanding                     20,086,266        19,779,705



















    The accompanying notes are an integral part of these financial statements

                                                     [XPLORER\10-QSB:033199.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999




                                   Common Stock              Preferred Stock       Additional    Accumulated
                                                                                     Paid-In        During
                                 Shares      Amount         Shares      Amount      Capital    Development Stage       Total

Balance January 1, 1999      20,086,266   $     20,087    1,280,550  $    1,281  $   2,570,530  $ (5,664,828)      $(3,072,930)
Net loss for period                                                                                  (18,942)          (18,942)
Balance, March 31, 1999      20,086,266   $     20,087    1,280550   $    1,281  $   2,570,530  $ (5,683,770)      $(3,091,872)
















   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:033199.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                                Three Months Ended
                                              March 31, 1999      March 31, 1998
Net (Loss)                                    $     (18,942)     $      (49,265)
Adjustments to Reconcile Net Income to
         Increase in accrued expenses                15,050               6,478
          NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                 (3,892)            (42,787)

NET INCREASE (DECREASE) IN CASH                      (3,892)            (42,787)
CASH, at Beginning of Period                          3,892              71,124
CASH, at End of Period                        $           -      $       28,337



























   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:033199.QS1]

                 XPLORER, S. A. (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 1999

Note 1   Organization and Presentation

Organization

Xplorer, S.A. (the Company), (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996, which were filed with the office of the Secretary of State of Nevada on August 15, 1996.

Gerant Industries, Inc. (Gerant) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Court (the Court) for the Central District of California on March 1, 1994. On July 24, 1996, the Court confirmed Gerants Third Amended Plan of Reorganization (the Plan). The Plan approved the amendment of the Articles of Incorporation and By-laws, change of corporate name, authorization of common and preferred shares of stock, payment of claims and issuance of stock by the successors to this debtor-in- possession, Xplorer, S.A.

The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of September 22, 1999.

The Company owns 59% of Atlanta Pacific Trust, LLC (APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secures financing for its exploration and development activities.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $5,683,770 before minority interest from inception to March 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2   Summary of Significant Accounting Policies
 .
Principles of Consolidation

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

                                                     [XPLORER\10-QSB:033199.QS1]

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

Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property and equipment costs incurred through December 31, 1998, management has chosen to follow the more conservative method of accounting by expending the previously capitalized gold mineral costs of $2,665,500 as of December 31, 1996, and expensing any future development costs.

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

Note 3   Property, Plant and Equipment

The values reflected in its Annual Report on Form 10 KSB for the Companys fiscal year ended December 31, 1999 are carried forward here. These values are at the defined cost of $918,120, with accumulated depreciation of $840,585, with the net reflected on the balance sheet. Depreciation for the current year will be added at year end.

                                                     [XPLORER\10-QSB:033199.QS1]

During 1997, the Company expensed previously capitalized development costs of its Evening Star mine. Also, during 1997, the Company considered its mining equipment to be impaired and provided an allowance for 90% of its original cost.

Note 4  Note Payable

As of March 31, 1999, the Company had a Note payable in the amount of $450,000, with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. The note is convertible at any time for 150,000 shares of the common stock of the Company at the option of the holder.

Note 5   Investment Contracts Payable

Atlantic has issued investment contracts under German securities. Investment contracts payable consist of the following at March 31, 1998:

         Contract of $9,645 per kilo received in U.S.
         dollars for purchase of undelivered kilos
         (32.15 troy ounces) of gold bullion.
         All contracts have a one-year maturity                     $   118,636

         Zero-coupon contract of $12,500 payable
         in U.S. dollars and bearing interest at
         9.00% per annum.  Such contracts are
         payable with related interest in one to five years             192,231

         Zero-coupon contract payable in 5,000 German
         Deutsche Marks (DM) units and bearing
         interest at 9.00% per annum.  Such contracts
         are payable with related interest in DM in
         one to five years                                              868,913

         Zero-coupon contract payable in DM or gold
         at the rate of 600 DM principal per unit and
         bearing interest at 9.00% per annum.
         Contracts are payable with related
         interest in DM in one to five years                            576,041

                                                                     $1,755,821

         Less current portion of long-term debt                       1,065,847

                                                                     $  689,974

As of November 4, 1999, the Company was unable to repay $1,253,663 in contracts that have matured.



                                                     [XPLORER\10-QSB:033199.QS1]

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

Accrued interest on the above contracts amounted to $317,119 at December 31, 1998.

     Investment contracts are due as follows:

          1999     ...........................$1,311,335
          2000     ............................  185,248
          2001     ............................  208,454
          2002     ............................   64,385
          2003     ...........................     5,571
          Total    ...........................$1,774,993

The amount for 1999 included $986,857 of 1998 maturities.


Note 6 -      Subsequent Event

The Company has been unable to repay $1,044,775 in debt obligations, which matured subsequent to December 31, 1998, as of November 4, 1999.

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



                                                     [XPLORER\10-QSB:033199.QS1]

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three  months ended March 31, 1999

Going Concern

     The Company's working capital resources during the period ended March 31, 1999 were provided by utilizing the cash on hand at December 31, 1998. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of mining operations or other operations.

     The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations

         Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

     There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.

     Total expenses were $18,942 in the current quarter and $49,265 in the comparable period last year. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level of activities since 1997.

Estimations of Management

     Each year, Atlantic Management estimates or reserves and prepares a comprehensive mining plan for the then-anticipated remaining life of the mining property. Other metals could also be present in the ore reserves. Significant changes to the Companys plans could occur as a result of mining experience, new ore discoveries, changes in mining process, new investment in equipment and technology. Also permits may not be renewable under the same terms and conditions as originally granted. Exploration could not result in recoverable metals, and the anticipated pilot refinery could not be completed and other factors. The Companys management provides no assurance as to the outcome of any of these matters and resulting adjustments could be material to the Companys financial condition and operations.

     The Companys management in compliance with applicable reporting guidelines has graded the ore reserves as Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further

                                                     [XPLORER\10-QSB:033199.QS1]
mineralization  studies,   additional  drilling  and  sampling,  and  geological
feasibility analysis.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had a working capital deficit of $2,718,919 an increase of $575,555 from March 31, 1998. The change was attributable to the operating losses experienced and impairment from the maturity of long term payables.

     The Company had no cash on hand at March 31, 1999. The limited cash balance is a direct result of the Company having no operations during the periods.

     The Companys plan is to keep searching for additional sources of capital and new operating opportunities. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Companys ability to continue as a going concern. As such, the Companys independent accountants have modified their report for the Companys latest fiscal year ended December 31, 1998 to include an explanatory paragraph with respect to the uncertainty.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Business Risks:

     As discussed previously, the Company is substantially a shell but intends to seek out and acquire profitable operating businesses. However, no definitive agreements have been reached. If any acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete the any transaction.

Competition:

     Since the Company has no current operations, it does not have any direct across the board competitors, but may have competition in the future within the industries for which it may acquire operations.

Management of Growth:

     If the Company is successful in implementing its growth strategy, the Company believes it could undergo a period of rapid growth that could place a significant strain on its management, financial and other resources. The Companys ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows it will have to implement new financial, budgeting, management information and internal control systems. The Companys success will depend upon its ability to attract and retain highly skilled personnel. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel. Its failure to do so would materially and adversely affect the Companys business and results of operations.

     Additionally, as of March 31, 1999, the Company had no operations or employees other than its President.


                                                     [XPLORER\10-QSB:033199.QS1]

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

         None.

Item 2.       Changes In Securities

         None

Item 3.       Defaults Upon Senior Securities

         None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits And Reports On Form 8-K

         None.

                                                     [XPLORER\10-QSB:033199.QS1]

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         XPLORER, S.A.
                                         (Registrant)

Dated:   November 5, 1999                By: /s/   Leonard J.Roman
                                         Leonard J. Roman
                                         Treasurer, Chief Financial Officer and
                                          Director;  Xplorer, S.A.

                                                     [XPLORER\10-QSB:033199.QS1]
                                      -12-