Form 10QSB
period 1999-06-30
XPLORER S A
filed 1999-11-09
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

As of June 30, 1999, Xplorer, S.A. had 20,086,266 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [   ]No [ X ]

                                                     [XPLORER\10-QSB:063099.QS1]

                                  XPLORER, S.A.
                                      INDEX

                                     PART I


Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet
          as of June 30, 1999 (unaudited)......................................1

          Consolidated Condensed Statements of Operations
          for the Three Months and Six Months Ended June 30, 1999 and 1998
          (unaudited)..........................................................2

          Consolidated Condensed Statements of Shareholders Equity for Six
          Months Ended June 30, 1999 (unaudited)...............................3

          Consolidated Condensed Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998 (unaudited).............................4

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

Item 4.   Submission Of Matters To A Vote Of Security Holders.................11

Item 5.   Other Information...................................................11

Item 6.   Exhibits And Reports On Form 8-K....................................11

          Signatures..........................................................12




                                        I
                                                     [XPLORER\10-QSB:063099.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999


ASSETS
Current Assets
         Cash and cash equivalents                             $              -
     Receivables                                                          3,495
         Total Current Assets                                             3,495

     Property and equipment                                              77,535

     Other investments                                                   13,170

TOTAL ASSETS                                                   $         94,200

LIABILITIES AND SHAREHOLDERS EQUITY
     Current Liabilities
         Accrued expensed                                      $        482,051
         Related party payable                                          364,675
         Note payable                                                   450,000
         Due to trustee                                                 131,603
         Current portion of long-term debt                            1,311,335
              Total Current Liabilities                               2,739,664

     Long-term debt                                                     463,658

              Total Liabilities                                       3,203,322

Minority Interest                                                             -

     Shareholders Equity (Deficit)
         Preferred stock, par value $.001; authorized 15,000,000
         shares; convertible beginning in 2001; 1,280,550 shares
         issued and outstanding                                           1,281
         Common stock, par value $.001; authorized 60,000,000
         shares; 20,086,266 issued and outstanding                       20,087
         Additional paid in capital                                   2,570,530
     Accumulated deficit during development stage                    (5,701,020)
         Total Shareholders Equity (Deficit)                         (3,109,122)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)            $         94,200


   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:063099.QS1]

                                  XPLORER, S.A.
                            Statements of Operations
                       For the Three and Six Months Ended
                        June 30, 1999 and 1998(Unaudited)



                                       For the Three Months Ended   For the Six Months Ended,
                                                 June 30,                   June 30,
                                            1999         1998          1999         1998
                                        (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
Revenues
     Other income                      $          0 $          0   $         0  $          0
          Total revenues                          0            0             0             0
Costs and expenses:
    General and administrative               17,250       36,004        36,192        85,269
    Net loss on investments and
       Settlement of gold contracrs               0      121,705             0       121,705
    Interest expense                              0        3,750             0         3,750
          Total expenses                     17,250      161,459        36,192       210,724
Net income (loss)                           (17,250)$   (161,459)  $   (36,192) $   (210,724)
Net income (loss) per common share     $       (.00)$       (.01)  $      (.00) $       (.01)
Weighted average common
 shares outstanding                      20,086,266   19,779,705    20,086,266    19,779,705



















    The accompanying notes are an integral part of these financial statements

                                                     [XPLORER\10-QSB:063099.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999




                                   Common Stock             Preferred Stock     Additional     Accumulated
                                                                                  Paid-In        During
                               Shares      Amount         Shares      Amount      Capital   Development Stage   Total

Balance January 1, 1999     20,086,266  $    20,087     1,280,550  $    1,281  $  2,570,530  $ (5,664,828) $ (3,072,930)
Net loss for period                                                                               (18,942)      (18,942)
Balance, March 31, 1999     20,086,266       20,087     1,280,550       1,281     2,570,530    (5,683,770)   (3,091,872)
Net loss for period                                                                               (17,250)      (17,250)
Balance, June 30, 1999      20,086,266 $     20,087     1,280550   $    1,281  $  2,570,530  $ (5,701,020) $ (3,109,122)











   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:063099.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                                        Six Months Ended
                                               June 30, 1999       June 30, 1998
Net (Loss)                                    $      (36,192)     $    (210,724)
Adjustments to Reconcile Net Income to
             Decrease in other investments                 -            121,705
         Increase in accrued expenses                 32,300             34,309
          NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                  (3,892)           (54,710)

NET DECREASE IN CASH                                  (3,892)           (54,892)
CASH, at Beginning of Period                           3,892             71,124
CASH, at End of Period                        $            -      $      16,414


























   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:063099.QS1]

                 XPLORER, S. A. (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Six Month Period Ended June 30, 1999

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

     The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of November 9, 1999.

     The Company owns 59% of Atlanta Pacific Trust, LLC (APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secures financing for its exploration and development activities.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $5,701,020 before minority interest from inception to June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                                     [XPLORER\10-QSB:063099.QS1]

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

                                                     [XPLORER\10-QSB:063099.QS1]

     During 1997, the Company expensed previously capitalized development costs of its Evening Star mine. Also, during 1997, the Company considered its mining equipment to be impaired and provided an allowance for 90% of its original cost.

Note 4  Note Payable

     As of June 30, 1999, the Company had a Note payable in the amount of $450,000, with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. The note is convertible at any time for 150,000 shares of the common stock of the Company at the option of the holder.

Note 5   Investment Contracts Payable

     Atlantic  has  issued   investment   contracts  under  German   securities.
Investment contracts payable consist of the following at June 30, 1999:

         Contract of $9,645 per kilo received in U.S.
         dollars for purchase of undelivered kilos
         (32.15 troy ounces) of gold bullion.
         All contracts have a one-year maturity                     $   118,636

         Zero-coupon contract of $12,500 payable
         in U.S. dollars and bearing interest at
         9.00% per annum.  Such contracts are
         payable with related interest in one to five years             192,231

         Zero-coupon contract payable in 5,000 German
         Deutsche Marks (DM) units and bearing
         interest at 9.00% per annum.  Such contracts
         are payable with related interest in DM in
         one to five years                                              868,913

         Zero-coupon contract payable in DM or gold
         at the rate of 600 DM principal per unit and
         bearing interest at 9.00% per annum.
         Contracts are payable with related
         interest in DM in one to five years                            576,041

                                                                    $ 1,755,821

         Less current portion of long-term debt                       1,065,847

                                                                    $   689,974


     As of November 9, 1999, the Company was unable to repay $1,253,663 in contracts that have matured.


                                                     [XPLORER\10-QSB:063099.QS1]

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

     Accrued interest on the above contracts amounted to $317,119 at December 31, 1998.

     Investment contracts are due as follows:

          1999...........................$1,311,335
          2000............................  185,248
          2001  ............................208,454
          2002      ........................164,385
          2003............................... 5,571
          Total .........................$1,774,993

The amount for 1999 included $986,857 of 1998 maturities.


Note 6    Subsequent Event

     The Company has been unable to repay $1,044,775 in debt obligations, which matured subsequent to December 31, 1998, as of November 9, 1999.

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




                                                     [XPLORER\10-QSB:063099.QS1]

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three  months ended June 30, 1999

Going Concern

     The Company's working capital resources during the period ended June 30, 1999 were provided by utilizing the cash on hand at December 31, 1998. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of mining operations or other operations.

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

Results of Operations

         Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

     There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.

     Total expenses were $17,250 in the current quarter and $39,754 in the comparable period last year. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level of activities since 1997. Additionally, in the 1998 quarter, the Company recognized a loss on investment of $121,705.

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

     The Companys management in compliance with applicable reporting guidelines has graded the ore
                                                     [XPLORER\10-QSB:063099.QS1]
     reserves as Probable Reserves (indicated reserves) until completion of the pilot ore refinery, further mineralization studies, additional drilling and sampling, and geological feasibility analysis.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had a working capital deficit of $2,736,169 an increase of $542,051 from June 30, 1998. The change was attributable to the operating losses experienced and impairment from the maturity of long term payables.

     The Company had no cash on hand at June 30, 1999. The limited cash balance is a direct result of the Company having no operations during the periods.

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


                                                     [XPLORER\10-QSB:063099.QS1]

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

         None.

Item 2.       Changes In Securities

         None

Item 3.       Defaults Upon Senior Securities

         None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits And Reports On Form 8-K

         None.

                                                     [XPLORER\10-QSB:063099.QS1]
                                      -11-

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         XPLORER, S.A.
                                         (Registrant)

Dated:   November 9, 1999                By: /s/   Leonard J.Roman
                                         Leonard J. Roman
                                         Treasurer, Chief Financial Officer and
                                         Director;  Xplorer, S.A.

                                                     [XPLORER\10-QSB:063099.QS1]
                                      -12-