Form 10QSB
period 1999-09-30
XPLORER S A
filed 1999-12-27
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X] No [ ]
     As of September 30, 1999, Xplorer, S.A. had 33,041,770 shares of Common Stock Outstanding.

Transitional Small Business
     Disclosure Format (check one):                            Yes [   ]No [ X ]

                                                     [XPLORER\10-QSB:093099.QS1]

                                  XPLORER, S.A.
                                      INDEX

                                                                            Page

                                     PART I


Item 1.       Financial Statements

         Consolidated Condensed Balance Sheet
           as of September 30, 1999 (unaudited)................................1

         Consolidated Condensed Statements of Operations
           for the Three Months and Nine Months Ended
           September 30, 1999 and 1998 (unaudited).............................2

         Consolidated Condensed Statements of Shareholders' Equity for
           Nine Months Ended September 30, 1999 (unaudited)....................3

         Consolidated Condensed Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 1998 (unaudited)................4

         Notes to Consolidated Condensed Financial Statements .................5

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8

                                     PART II

Item 1.           Legal Proceedings...........................................10

Item 2.           Changes In Securities.......................................10

Item 3.           Defaults Upon Senior Securities.............................10

Item 4.           Submission Of Matters To A Vote Of Security Holders.........10

Item 5.           Other Information...........................................10

Item 6.           Exhibits And Reports On Form 8-K............................10

              Signatures......................................................11



                                        I

                                                     [XPLORER\10-QSB:093099.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999


ASSETS
Current Assets
         Cash and cash equivalents                             $              -
     Receivables                                                          3,495
         Total Current Assets                                             3,495

     Property and equipment                                               1,803
TOTAL ASSETS                                                   $          5,298


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accrued expensed                                      $        486,455_
              Total Current Liabilities                                 486,455

     Shareholders' Equity (Deficit)
         Common stock, par value $.001; authorized 60,000,000
         shares; 33,041,770 issued and outstanding                       33,042
         Additional paid in capital                                     887,566
     Accumulated deficit during development stage                    (1,401,765)
         Total Shareholders' Equity (Deficit)                          (481,157)

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY (DEFICIT)                            $          5,298














   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:093099.QS1]
                                       -1-

                                  XPLORER, S.A.
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 1999 and 1998(Unaudited)

                                                     For the Three Months                    For the Nine Months
                                                            Ended,                                 Ended,
                                                         September 30,                          September 30,
                                                    1999              1998                 1999              1998
                                                 (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
Revenues
     Other income                            $               0 $                0   $               0 $                0
          Total revenues                                     0                  0                   0                  0
Costs and expenses:
    General and administrative                         319,025              1,000             355,217             86,269
    Net loss on investments and
       Settlement of gold contracrs                          0                  0                   0            121,705
    Interest expense                                         0                  0                   0              3,750
          Total expenses                               319,025              1,000             355,217            211,724
Net income (loss)                                     (319,025)            (1,000)  $        (355,217)$         (211,724)

Net income (loss) per common share           $            (.02)$             (.00)  $            (.02)$             (.01)
Weighted average common
 shares outstanding                                 20,086,266         19,779,705          20,086,266         19,779,705















    The accompanying notes are an integral part of these financial statements

                                                     [XPLORER\10-QSB:093099.QS1]

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE Nine MONTHS ENDED SEPTEMBER 30, 1999



                                    Common Stock       Preferred Stock    Additional  Accumulated
                                                                            Paid-In      During
                                Shares       Amount    Shares    Amount     Capital Development Stage     Total
Balance January 1, 1999        20,086,266   $ 20,087  1,280,550 $ 1,281 $ 2,570,530 $  (5,664,828)    $ (3,072,930)
Net loss for period                    -           -          -       -           -       (18,942)         (18,942)
Balance, March 31, 1999        20,086,266     20,087  1,280,550   1,281   2,570,530    (5.683,770)      (3,091,872)
Net loss for period                                                                       (17,250)         (17,250)
Balance, June 30, 1999         20,086,266     20,087  1,280,550   1,281   2,570,530    (5.701,020)      (3,109,122)
Note payable converted to
  common stock                    150,000        150          -       -     449,850             -          450,000
Preferred stock converted to
 common stock                  12,805,504     12,805 (1,280,550) (1,281)     11,524)            -                -
Spinnoff of Atlantic Pacific
  Trust                                 -          -          -       -  (2,121,290)    4,618,280        2,496,990
Net loss for period                                                                      (319,025)        (319,025)
Balance, September 30, 1999    33,041,770    $33,042          - $     -  $  887,566 $  (1,401,765)    $   (481,157)



   The accompanying notes are an integral part of these financial statements.

                                                     [XPLORER\10-QSB:093099.QS1]
                                       -3-

                                  XPLORER, S.A.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




                                                       Nine Months Ended
                                                  September 30, September 30,
                                                      1999         1998

Cash Flows from Operating Activities
  Net Income (Loss)                                $ (355,217)    $ (211,724)
  Adjustments to Reconcile Net Income (loss) to
     to net cash used by operating activities:
         Decrease in other investments                      -        121,705
         Increase in accrued expenses                 353,823         34,309
     Net Cash Used by Operating Activities             (1,394)       (55,710)

Cash Flows from Financing Activities
     Decrease in cash at Atlantic Pacific Trust        (2,498)             -
     Net Cash Used by Financing Activities             (2,498)             -

NET DECREASE IN CASH                                   (3,892)       (55,710)
CASH, at Beginning of Period                            3,892         71,124
CASH, at End of Period                             $        -     $   15,414
NON CASH ITEMS:
Note payable converted to common stock             $  450,000     $        -
Preferred stock converted to common stock          $   12,805     $        -
Elimination of negative stockholders equity
    due to spinoff of Atlantic Pacific Trust       $2,496,990     $        -












   The accompanying notes are an integral part of these financial statements.

                           [XPLORER\10-QSB:093099.QS1]
                                       -4-

                 XPLORER, S. A. (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 1999

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

     The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of December 15, 1999.

     Through September 30, 1999 the Company owned 59% of Atlanta Pacific Trust, LLC (APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secures financing for its exploration and development activities.

     Effective September 30, 1999, the Company assigned all its rights and interest in APT to an unrelated entity in exchange for a fully reserved for note owned by that entity. The note received although fully reserved for was collateralized by marketable securities with a market value of approximately $450,000. The Company anticipates beginning default proceedings on the note to foreclose on the collateral. The note is currently being carried at zero value in the financial statements.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $1,401,765 before giving effect to APT from inception to September 30, 1999. The $4.3 million of losses relating to the operations of APT have been eliminated as a result of the exchange agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven ore reserves, or determining if the mineral properties can be mined economically. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                     [XPLORER\10-QSB:093099.QS1]
                                       -5-

Note 2        Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements previously included the accounts of the Company and its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APT's related company, Atlantic-Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated. As a result of the exchange agreement for its investment in APT, the financial statements presented at September 30, 1999 no longer include the accounts of APT.

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

Note 3        Property, Plant and Equipment

     The values reflected in its Annual Report on Form 10 KSB for the Company, excluding APT for the fiscal year ended December 31, 1999 are carried forward here. These values are at the defined cost of $2,705, with accumulated depreciation of $902, with the net reflected on the balance sheet. Depreciation for the current year will be added at year end.
                                                     [XPLORER\10-QSB:093099.QS1]
                                       -6-

Note 4  Note Payable

     As of June 30, 1999, the Company had a Note payable in the amount of $450,000, with interest at 10% per annum payable monthly, with all outstanding principal and interest due on demand. On August, 1999 the note was converted into 150,000 shares of the common stock of the Company.

Note 5 -      Preferred Stock

     In September, 1999, the Company converted all 1,280,550 shares of its Preferred Stock owned by a single shreholder into 12, 805,500 shares of Xplorer, S.A. common stock.

Note 6 - Subsequent Event

     In December 1999, the Company effected a 40 to 1 reverse stock split and changed the name of the Company Xplorer, S.A. to NetHoldings.Com, Inc.


                                                     [XPLORER\10-QSB:093099.QS1]
                                       -7-

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three  months ended September 30, 1999

Going Concern

     The Company's working capital resources during the period ended September 30, 1999 were provided by utilizing the cash on hand at December 31, 1998. The formal business activity of mining did not begin this quarter since the activity is just in the process of being funded. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue until the commencement of mining operations or other operations.

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

Results of Operations

         Quarter and Nine Months Ended September 30, 1999 Compared to Quarter and Nine Months Ended September 30, 1998

     There has not been sufficient time since the emergence from Chapter 11 Proceedings to begin operations. There is currently no schedule as to when these operation activities will begin, accordingly, there were no revenues or cost of revenues recorded during the current quarter or comparable quarter.

     Total expenses were $319,025 in the current quarter and $1,000 in the comparable period last year and $355,217 as compared to $211,724 for the nine months ended September 30, 1999 and 1998, respectively. The change is attributable to continued utilization of services provided by professional consultants and other advisors and a minimal level of activities since 1997. In the third quarter of 1999, the Company accrued a $300,000 fee payable to third party advisors for past and future consulting services. Additionally, in the second quarter of 1998, the Company recognized a loss on investment of $121,705. Estimations of Management

     Each year, Atlantic Management has estimated ore reserves and prepared a comprehensive mining plan for the then-anticipated remaining life of the mining property. As a result, of the exchange agreement for the Company's investment in APT, it no longer will be necessary for management to estimate the ore reserves or prepare a comprehensive mining plan.

     The Company's management provides no assurance as to the outcome of any of these matters and resulting adjustments could be material to the Company's financial condition and operations.

                                                     [XPLORER\10-QSB:093099.QS1]

Liquidity and Capital Resources

     As of September 30, 1999, the Company had a working capital deficit of $482,960. During 1999, without the effect of APT the Company's working capital was primarily affected by the conversion of $450,000 of notes payable into 150,000 shares of common stock and the increase of $353,823 of accrued expenses.

     The Company had no cash on hand at September 30 , 1999. The limited cash balance is a direct result of the Company having no operations during the periods.

     The Company's plan is to keep searching for additional sources of capital and new operating opportunities. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 1998 to include an explanatory paragraph with respect to the uncertainty.

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

Management of Growth:

     If the Company is successful in implementing its growth strategy, the Company believes it could undergo a period of rapid growth that could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows it will have to implement new financial, budgeting, management information and internal control systems. The Company's success will depend upon its ability to attract and retain highly skilled personnel. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel. Its failure to do so would materially and adversely affect the Company's business and results of operations.

     Additionally, as of September 30, 1999, the Company had no operations or employees other than its President.


                                                     [XPLORER\10-QSB:093099.QS1]
                                       -9-

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

         None.

Item 2.       Changes In Securities

         None

Item 3.       Defaults Upon Senior Securities

         None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits And Reports On Form 8-K

         None.

                                                     [XPLORER\10-QSB:093099.QS1]
                                      -10-

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            XPLORER, S.A.
                                            (Registrant)

Dated:   December 23, 1999          By: /s/   Leonard J.Roman
                                          Leonard J. Roman
                                          Treasurer, Chief Financial Officer and
                                          Director;  Xplorer, S.A.

                                                     [XPLORER\10-QSB:093099.QS1]
                                      -11-