Form 10-K
period 1999-12-31
XPLORER S A
filed 2000-04-13
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Fiscal Year Ended December 31, 1999 Commission file number 0-17874

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or Other Jurisdiction of Incorporation or Organization)

                            2929 S. Maryland Parkway
                             Las Vegas, Nevada 89109
                    (Address of Principal Executive Offices)

                                   88- 0199674
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (702) 699-5400

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for its most recent year ended December 31, 1999: $ -0-. As of February 29, 2000 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act) was approximately: $620,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2000, the registrant had 826,378 shares of common stock, no par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Business.........................................................  3

Item 2.    Properties.......................................................  6

Item 3.    Legal Proceedings................................................  6

Item 4.    Submission of Matters to a Vote of Security Holders..............  6

                                     PART II

Item 5.    Market for Company's Common Equity and Related
              Stockholder matters...........................................  6

Item 6.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  7

Item 7.    Financial Statements.............................................  9

Item 8.    Change in and Disagreements With Accountants.....................  9

                                    PART III

Item 9.    Directors and Executive Officers................................. 10

Item 10.   Executive Compensation........................................... 11

Item 11.   Security Ownership of Certain Beneficial Owners and Management... 13

Item 12.   Certain Relationships and Related Transactions................... 14

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K................................. 14

           Index to Consolidated Financial Statements....................... F-i

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

NetHoldings.Com, Inc. ("NetHoldings.Com" or "The Company") was originally incorporated as L.A. Entertainment, Inc. under the laws of the State of Nevada on May 2, 1984. In 1992, the Company changed its name to Gerant Industries, Inc. ("Gerant"); in August, 1996 changed its name to Xplorer, S.A. ("Xplorer") and in August, 1999, further changed its name to NetHoldings.Com, Inc.

On March 1, 1994, Gerant filed a petition for reorganization under Chapter
11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Gerant operated as a debtor-in-possession until the United States Bankruptcy Court entered an order confirming its Third Amended Plan of Reorganization (the "Plan") on July 24, 1996, and the Plan became effective August 5, 1996. Included in the Plan was the valuation utilized by Atlantic Pacific Trust ("APT") for its gold ore reserves. These values are based upon a comprehensive geological reserve study.

Pursuant to the Plan, certain holders of Units of Beneficial Interest ("UBI's") in the Atlantic Pacific Trust, LLC ("APT LLC"), the successor in interest in the corporate reorganization of APT, exchanged 417,240 UBI's on August 5, 1996, the effective date of the Plan, for 1,043,000 shares of preferred stock of the Company. Prior to August 5, 1996 APT had provided the necessary capital and arranged loans for the successful completion of the Plan.

Additionally, APT LLC holders of approximately $29,278,000 principal value of XPLORER promissory notes issued pursuant to the Plan ("Debtor Notes") converted the Debtor Notes into approximately 14,639,750 shares of XPLORER common stock. Furthermore, holders of securities in the Company during the pendency of the Gerant bankruptcy proceedings shared pro rata in a distribution of 400,000 Units consisting of one (1) share of XPLORER's common stock and one
(1) Class A Warrant entitling the holder to purchase one (1) share of XPLORER's Common Stock one (1) year from the August 5, 1996 effective date of the Plan, at 70% of the asking price of the Company shares. Warrants need to be exercised within 30 days of August 5, 1997. Subsequently the Class A Warrants were extended until February 1998, at which time all Warrants were either exercised or expired.

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

In August, 1999, the Company converted a Note payable in the amount of $450,000, into 150,000 shares of the common stock of the Company, and in September, 1999, converted all 1,280,550 shares of its Preferred Stock owned by a single shareholder into 12, 805,500 shares of Xplorer, S.A. common stock.

In December 1999, the Company effected a 40 to 1 reverse stock split.

Currently, the Company is a development stage enterprise and has not achieved its intended operations or related revenue as of March 31, 2000.

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

General Business

Proposed Operations

From July, 1995 through December 1999, the Company through APT was anticipating exploring and developing a mining operation, building a pilot refinery and operating the Evening Star Mine. As a result of lack of capital, the Company ceased its mining operations while it sought additional capital. As previously noted, in September, 1999, the Company exchanged its interest in APT for a fully reserved for note receivable.

Currently, the Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation Criteria

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that the Company may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to The Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because The Company has not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to The Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, The Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which The Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of The Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, The Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because The Company has not yet identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to The Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of this date, The Company does not have any employees other than its president and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business.

Financing

Between February, 1996 and January, 1997, APT issued Industrial Revenue
Bonds, Investment Certificates, Gold Ore Contracts and Bond Certificates as a means of providing working capital for its exploration operations. At September 30, 1999, the date of the exchange for the APT interests, APT had $1, 756,000 payable pursuant to these agreements. The Company is not liable for the debt owed by APT that was previously included in the consolidated financial statements.

Regulation

As a result of the exchange for APT, the Company's operations are no longer subject to comprehensive regulation with respect to operational, environmental, safety and similar matters by federal agencies including the U.S. Department of the Interior, the U.S. Department of Agriculture (U.S. Forest Service), the U.S. Environmental Protection Agency ("EPA"), the U.S. Mine Safety and Health Administration ("MSHA") and similar state and local agencies.

Competition

As the Company is a development stage enterprise without any current operations, the effect of competition on any future operations can not be determined at this time.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company's executive offices are located in a rented executive suite at 2929 S. Maryland, Las Vegas, Nevada 89109. The facility is provided free of charge to the Company by one of the Company's shareholders. The Company considers the facilities adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

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

             1999                         Bid(1)            Asked(1)
Quarter ending December 31, 1999        $   3.60            $   8.80
Quarter ending September 30, 1999       $   3.60            $   7.20
Quarter ending June 30, 1999            $   3.20            $  11.20
Quarter ending March 31, 1999           $   1.20            $  11.20
                         1998
Quarter ending December 31, 1998        $   1.20            $   4.00
Quarter ending September 30, 1998       $    .40            $   4.00
Quarter ending June 30, 1997            $   1.20            $  40.00
Quarter ending March 31, 1997           $  14.00            $  40.00

        (1) Amounts presented have been adjusted to give retroactive effect to the 40 to 1 reverse stock split in December 1999.

(a)    Holders:

       The approximate number of holders of record of Common Shares, as of March 31, 2000, was 496.

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

I Gerant emerged from its Chapter 11 proceeding in August 1996. Prior to that date, the reorganization with Xplorer, S.A., Gerant had no significant operations, cash flows, or changes in financial condition, and was inactive since January 1, 1994. Legal fees incurred during the bankruptcy period are currently accrued by the Company.

II    Plan of Operation

      Through September 30, 1999, the Company through its subsidiary APT had been preparing for the construction of a Pilot Plant to process both new and existing ore of the Evening Star Mine (the "Mine") location. The Pilot Plant had been expected to demonstrate the feasibility of extraction of the precious metals contained within the ore.

      The new business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth: entertainment, communications (including the Internet), financial services, natural resources and consumer goods.

III Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is a development stage enterprise and, as such, is incurring expenses related to its search for new business opportunities. The Company continues its efforts toward achieving a profitable operation and, although management is confident of achieving that goal, the Company cannot assure its shareholders that it will be successful in operating a profitable business.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

There were no revenue generating operations during 1999 and 1998 and, consequently, no operating revenues or cost of revenues were recorded.

General and administrative expenses were $344,000 in 1999 compared to $291,000 in 1998 as a result of only limited operations in 1999. General and administrative costs in 1999 were comprised of a restructuring fee of $270,000, advisory fees of $40,000 and professional services of $31,000. In 1998, the Company also incurred commission expense of $32,000, interest expense of $115,000 and a loss on gold contracts of $121,000.

Liquidity and Capital Resources

As of December 31, 1999 the Company had a working capital deficiency of $470,000, a decrease of $2.3 million from 1998. The decrease was attributable to the Company assigning all of its rights in APT to an unrelated entity. The Company was not liable for any debt owed by APT. The Company had no cash available at December 31, 1999.

The Company's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company's existence is dependent on continuing financial support from investors, which amount is estimated to be minimal for the next fiscal year based upon current operations. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have included an explanatory paragraph with respect to the uncertainty.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of December 31, 1999, the Company had three employees including officers and directors.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page

         Report of Independent Auditor.....................................F-1

         Consolidated Balance Sheet........................................F-2

         Consolidated Statement of Operations for the year ended
           December 31, 1999...............................................F-3

         Consolidated Statement of Shareholders' Equity for the
           year ended December 31, 1999....................................F-4

         Consolidated Statement of Cash Flows for the year
           ended December 31, 1999.........................................F-7

         Notes to Financial Statements.....................................F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


       Name                   Age                Position

Steven B. Mortensen           38        Chairman of the Board and President
Leonard J. Roman              50        Director and Chief Financial Officer
Jon L. Lawver                 62        Director and Secretary
Jon W. Bice  (1)              55        Former Director, Treasurer and Chief
                                        Financial Officer
Thomas C. Roddy, PE. (1)      47        Former Director
Joyce J. Pellet  (1)          63        Former Director
Benjamin C. Rice  (1)         61        Former Director
______________________________

          (1) As part of a restructuring of Company in July 1999, Mr. Bice, Mr. Roddy, Ms. Pellet and Mr. Rice resigned their positions as Officers and Directors of the Company.

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

Leonard J. Roman has been Chief Financial Officer and a director since July 1999 and has 29 years of diversified public and private business management experience. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He is a CPA with a B.S. degree from St. John's University.

Jon L. Lawver has served as Director and Secretary since July 1999. Mr.
Lawver has been President and director of the Fantastic Foods International, Inc., a wholly owned subsidiary of NuOasis Resorts, Inc., since June 1993. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted companies in locating financing for small to medium size companies primarily for expansion requirements. While assisting companies with their financing requirements, Mr. Lawver has been under consulting contracts through J. L. Lawver, Corp., a financial consulting firm, which he formed in 1973, after an 11-year career with Bank of America, NT&SA (the "Bank"). He began his employment with the Bank in l961 and ended his employment in 1972 as Branch Manager of three of the Bank's offices. Since 1988, Mr. Lawver has also served as president and director of Eurasia Finance & Development Corp., a private finance and equipment leasing company. Mr. Lawver has a Bachelor of Science degree from the Widener University and has completed graduate courses with the American Institute of Banking and University of California at Los Angeles.

Jon W. Bice former director, treasurer and chief financial officer has operated his own accounting and tax business since 1971. He prepares over 600 individual tax returns, 40 corporate returns, and 15 partnership returns per year. His tax practice is national with clients in 29 states, ranging from small, individual businesses to $100 million multi-national corporations.

Thomas C. Roddy had been a director since July, 1996 and President, Chief Executive Officer from July, 1996 to June 1998. Mr. Roddy is a registered civil engineer in the State of California. He received a B.S. in civil engineering from California State University, Fresno in 1978. From 1978 through 1985, Mr. Roddy was a senior engineer for Boyle Engineering Corporation, Bakersfield, California. Since 1985, Mr. Roddy has been a consulting engineer in Bakersfield, California. His engineering background is extensive and includes experience as project manager/engineer for various mining projects in California and Nevada.

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

All of the officers, directors and ten percent shareholders, including
Messrs. Moreland, Roddy, Mortensen, Bice and Rice, Ms. Pellet, and Atlantic Pacific Trust, LLC, failed to report timely on Form 3's when they had become directors, officers and ten percent shareholders of the Company at the confirmation by the Bankruptcy Court of the Third Amended Plan in August 1996. Procedures and controls have been instituted to assure future compliance with
Section 16(a) of the Exchange Act.


ITEM 10.    EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $60,000 during the year ended December 31, 1999, less any stock incentives issued. There are no written employment agreements with any employee of the Company.

1997 Stock Incentive Plan

On January 24, 1997, the Company's Board of Directors approved a 1997 Stock Incentive Plan (the "1997 Plan"). The purpose of the 1997 Plan is to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1997 Plan, regular salaried employees, including directors who are full time employees, and non-employee directors, may be granted options exercisable at not less than 100% of the fair value of the share at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration may not exceed ten years. Since there is no public market for the Company's shares, the fair market value has been determined from time to time by the Board of Directors. The duration of options may not exceed ten years. Options under the Plan are non-assignable, except in the case of death and may be exercised only while the optionee is employed by the Company, said employment shall include a leave of absence, with the consent of the Company, but shall not exceed three months, or death. The purchase price and number of shares that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

The amount of options granted and to whom, are determined by the Board of Directors at their discretion. There are no specific criteria, performance formulas or measures.

Under the 1997 Plan, of the 1,500,000 shares available for grant, 680,000 were granted in January 1997 to officers, directors, consultants, and employees.

In October 1999, in anticipation of the 40 for 1 stock split to be effected in December, the Board of Directors of the Company amended the 1997 Plan such that the number of shares covered by the 1997 Plan, 1,500,000 were not to be adjusted for the split. Further, the purchase price for each share to be issued upon exercise of then outstanding options was adjusted to $2.00 per share. The expiration date and other terms in the 1997 Plan were not changed.

The following table sets forth certain information with respect to all qualified stock options held as of March 31, 1999 by the Company's executive officers under the 1997 Plan. All options are exercisable at a price equal to fair market value on date of grant and terminate 10 years from date of grant. None of these options has been exercised.

                            Number of            Exercise       Expiration
 Name                        Options            Price/Share        Date

Steven B. Mortensen          150,000              $   2.00      January 30, 2007
Thomas C. Roddy               75,000                  2.00      January 30, 2007
Jon W. Bice                   75,000                  2.00      January 30, 2007
All executive officers
   as a group (1 person)     150,000                  2.00      January 30, 2007



Non-Qualified Stock Options

On January 31, 1997, 80,000 non-qualified stock options were granted to two persons in consideration for services rendered to the Company. The exercise price for all options has been adjusted to $2.00 per share. None of these options has been exercised. All of these options expire on January 30, 2007.

Effective June 30, 1999, in connection with an Advisory Agreement entered into by the Company and Fred G. Luke, doing business as NuVen Advisors, Inc., 1,500,000 non-qualified stock options were granted to NuVen Advisors, Inc. . The exercise price of these options has been adjusted to $2.00 per share as a result of the 40 for 1 reverse stock split and the options expire on June 30, 2004.

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

    Name and Address of          Number of Shares            Percent
      Beneficial Owner        Beneficially Owned(1)(6)      of Class(2)
Steven B. Mortensen                    24,454(3)               2.9%
Leonard J. Roman                           -0-                  *
Jon L. Lawver                              -0-                  *
Financiera Intervest S.A.             186,851(4)              22.6%
Danns Corp, Inc.                       81,709(5)               9.8%

*        Less than one percent (1%).

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above and the address for each beneficial holder is in care of the Company.

(2)  Based upon 826,378 shares of Common Stock outstanding.

(3) Does not include 3,125 shares in the Hughes Irrevocable Trust for the benefit of Mr. Mortensen's wife. Mr. Mortensen disclaims any beneficial interest in these shares. Does not include options to purchase 150,000 shares of the Company's common stock.


(4) The address for this beneficial holder is c/o Noe Kawer, 125 Meters E. of Cemaco Cond Erika #1 Sabana Oeste, San Jose, Costa Rica, C.A.

(5) The address for this beneficial holder is 2929 S. Maryland Parkway, Las Vegas, Nevada 89109.

(6) Does not include 1,500,000 shares that will be issued to NuVen Advisors, Inc. in 2000, in connection with the execution of an advisory agreement and the restructuring of the Company in July 1999.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective June 30, 1999, the Company entered into an Advisory Agreement
("The Agreement") with Fred G. Luke doing business as NuVen Advisors,
Inc. ("NuVen" or "Advisor") to act as the exclusive financial advisor to the Company in connection with a proposed restructuring of the Company and then to advise and assist the Company with (i) the purchase of other businesses or a joint venture or merger between the Company and an enterprise or individual currently not an affiliate of the Company, and (ii) the potential sale of all or a portion of the Company's assets.

The Agreement provides for a restructuring fee to be paid to the Advisor by way of issuance of 1,500,000 shares of the Company's common stock and a stock option for the purchase of 1,500,000 shares at 110% of the average moving closing bid price for such shares for the 30 days prior to the effective date of the option. It further provided that the Advisor would be paid an advisory fee of $10,000 per month and either a merger fee or transaction fee relating to services rendered by the Advisor.

At September 30, 1999 the Company accrued $270,000 as an expense for the shares that were required to be issued for the restructuring fee described above. At March 31, 2000 the shares had not been issued.

Effective, October 1, 1999, the Agreement was amended reducing the monthly advisory fee to $3,500 per month and assigning the agreement to NuVen Advisors Limited Partnership. As of December 31, 1999, advisory fees of $40,500 were accrued but unpaid.

As a result of the 40 for 1 reverse stock split, the exercise price of all outstanding options including those granted to the Advisor were changed to $2.00 per share.


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

     3.1(c)       Restated Articles of Incorporation dated September 27, 1999

     3.2(2)       By-Laws of Company.

     4.1(2) Certificate of Designation of Series A Convertible Preferred Stock of Company.

     4.1(a)(2)    Waiver of Preferred  Stockholder  between Company and Compania
                  Comercial Atlantis, S.A. dated December 11, 1996.

     4.2(2) $450,000 10% Subordinated Convertible Note dated September 25,1996 between Company and Gardner Investments, Inc.(lender).

     4.3(2) Warrant Certificate for Common Stock issued to shareholders of the Company pursuant to Third Amended Plan of Reorganization approved by the United States Bankruptcy Court on August 5, 1996.

     4.4(2) "B" Warrant Agreement between Company and Atlantic Pacific Trust dated August 5, 1996.

     4.4(a)       Amendment to the "B" Warrant Agreement dated August 5, 1999

     4.5(2) "C" Warrant Agreement between Company and Atlantic Pacific Trust dated August 5, 1996.

     4.5(a)       Amendment to the "C" Warrant Agreement dated August 5, 1999

     4.6 Amendment to "Units of Reorganized Debtor's Securities Dated October 1, 1999.

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

    10.8(3)       1997 Stock Incentive Plan.

    10.8(a)       Amendment to the 1997 Stock Incentive Plan dated
                  October 1, 1999

    10.9          Advisory Agreement with NuVen Advisors, Inc. effective
                  June 30, 1999.

    10.9(a) First Amendment to Advisory Agreement and assignment to NuVen Advisors Limited Partnership effective October 1, 1999.

    27.01 Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.


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

b.       Reports on Form 8-K

         (1) On December 23, 1999, the Company filed a Form 8-K reporting the change of the name the Company from Xplorer, S.A. to NetHoldings.Com, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NetHoldings.Com, Inc.

Date:    April 13, 2000                By: /s/   Steven B. Mortensen
                                                 Steven B. Mortensen, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                 Title                                  Date

/s/ Steven B. Mortensen President and Chairman of the Board 4-13-00 Steven B. Mortensen
/s/   Leonard J. Roman         Treasurer/Financial Officer and         4-13-00
      Leonard J. Roman         Director
/s/   Jon L. Lawver            Secretary and Director                  4-13-00
      Jon L. Lawver

                            NetHoldings, Inc.
                        (Formerly XPLORER, S.A.)
                            DECEMBER 31, 1999



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
Independent Auditor's Report................................................F-1
Consolidated Balance Sheet..................................................F-2
Consolidated Statement of Operations........................................F-3
Consolidated Statement of Shareholders' Equity (Deficit)....................F-4
Consolidated Statement of Cash Flows........................................F-7
Notes to Consolidated Financial Statements..................................F-9

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors of
NetHoldings.Com, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of NetHoldings.Com, Inc. formerly Xplorer, S.A. (the Company), a development stage enterprise, as of December 31, 1999, and the related consolidated statement of operations, shareholders' equity (deficit) and cash flows for the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As of December 31, 1999, the Company has significant negative working capital and exposure to financial uncertainties (see Notes 1 and 2).

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


                               /s/BROWN ARMSTRONG RANDALL REYES PAULDEN & McCOWN
                                  BROWN ARMSTRONG RANDALL REYES PAULDEN & McCOWN ACCOUNTANCY CORPORATION

Bakersfield, California
April 10, 2000

                                NetHoldings, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999

ASSETS
  Current Assets
     Cash and cash equivalents                         $           -
  Receivables                                                  3,495
     Total Current Assets                                      3,495

Property and equipment                                             -

TOTAL ASSETS                                           $       3,495

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
     Accrued expenses                                  $     473,632
         Total Current Liabilities                           473,632

Shareholders' Equity (Deficit)
Preferred stock, par value $.001; authorized
  25,000,000 shares; -0- shares outstanding                        -
Common stock, par value $.001; authorized
  75,000,000 shares; 826,378 issued and
  outstanding                                                    826
Additional paid in capital                                   919,782
Accumulated deficit during development stage              (1,390,745)
       Total Shareholders' Equity (Deficit)                 (470,137)
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)                                       $       3,495


   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                AND THE PERIOD FROM AUGUST 31, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1999

                                                                                     For the
                                                                                   Period from
                                                                                 August 15, 1996
                                                  For the        For the           (Inception)
                                                Year Ended      Year Ended            Through
                                               December 31,     December 31,        December 31,
                                                   1999            1998                1999
Revenues
 Other income                                 $           -     $         -        $     62,976
 Interest income                                          -               -              88,420
    Total revenues                                        -               -             151,396
Expenses
 Commission expense                                       -          31,741             774,826
 General and administrative                         344,197         290,643           1,849,744
 Loss on impairment of mining assets                      -               -           3,303,500
 Loss on impairment of other assets                       -               -             500,000
 Net loss on investments and settlement
  of gold contracts                                       -         121,705             350,022
 Interest expense                                         -         115,044             422,628
    Total expenses                                  344,197         559,133           7,200,720
Net loss before minority interest                  (344,197)       (559,133)         (7,049,324)

Minority interest                                         -         123,711           2,281,011

Net loss                                      $    (344,197)    $  (435,422)       $ (4,768,313)
Net loss per common share(1)                  $        (.59)    $      (.87)

Weighted average common shares
outstanding(1)                                      583,129         497,804

(1) Per share amounts adjusted to give retroactive effect for a 40 for 1 reverse stock split in December 1999.


   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com,Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                          Accumulated
                                                Common Stock(1)         Preferred Stock                     Deficit
                                                                                             Additional     During
                                                                                              Paid-in     Development
                                                                                              Capital        Stage        Total

                                                Shares     Amount      Shares       Amount
Balance, January 1, 1996                         8,455    $     9          -     $       -   $ 1,793,473  $ (104,001)  $  1,690,135
August 15, 1996 merger wit
  Gerant pursuant to the Plan (August 1996)    366,025        366   1,043,000        1,043       238,491      52,000        320,446
Stock issued to special creditors pursuant
  pursuant to the Plan (September 1996)         25,106         25           -            -        97,623           -         99,602
Preferred stock issuance to Atlantic
   beneficiary for 189,960 LLC's (December 1996)     -          -     237,550          238       207,300           -        207,538
Dividend waiver on preferred
  stock (December 1996)                         25,000         25           -            -        99,975    (100,000)             -
Stock issued to employees and consultants for
  professional services (1996 and 1997)         65,925         66           -            -        97,069           -         97,135
Shares issued for purchase of 20,000 units in
  Atlantic Pacific Trust(September 1997)         6,300          6           -            -             -           -            250
Shares retired(September 1997)                  (2,069)        (2)          -            -             -           -            (82)
Net loss for the periods                             -          -           -            -             -  (3,988,694)    (3,988,694)
Minority interest losses in excess of minority
   interest equity                                   -          -           -            -             -    (965,000)      (965,000)
Balance, December 31, 1997                     494,742        495   1,280,550        1,281     2,565,249  (5,105,695)    (2,538,670)

                                                                     (Continued)


   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                           Accumulated
                                                Common Stock(1)        Preferred Stock                       Deficit
                                                                                            Additional        During
                                                                                             Paid-in        Development
                                                                                             Capital           Stage          Total

                                               Shares      Amount      Shares     Amount
Shares issued on stock options (March 1998)       185           -            -          -       3,447                -        3,447
Stock issued to employees and consultants for
    professional services (July 1998)           7,550           7            -          -      21,419                -       21,426
Net loss for period                                 -           -            -          -           -         (435,422)    (435,422)
Minority interest losses in excess of
    minority interest equity                        -           -            -          -           -         (123,711)    (123,711)
Balance, December 31, 1998                    502,477         502    1,280,550      1,281   2,590,115       (5,664,828)  (3,072,930)
Note payable converted to common stock)
  (August 1999)                                 3,750           4            -          -     449,996                -      450,000
Preferred stock converted to common stock
   (September 1999)                           320,151         320   (1,280,550)    (1,281)        961                -            -
Spinnoff of Atlantic Pacific Trust
   (September 1999)                                 -           -            -          -  (2,121,290)       4,618,280    2,496,990
Net loss for period                                 -           -            -          -           -         (344,197)    (344,197)
Balance, December 31, 1999                    826,378   $     826            -   $      -  $  919,782    $  (1,390,745)  $ (470,137)

(1) Per share amounts adjusted to give retroactive effect for a 40 for 1 reverse stock split in December 1999.


   The accompanying notes are an integral parts of these financial statements.

                      NetHoldings.Com, Inc. AND SUBSIDIARY
                             (Formally Xplorer,S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 1999

                                                                                  For the
                                                                                 Period from
                                                                                  August 15,
                                                                                    1996
                                                        For the       For the    (Inception)
                                                       Year Ended   Year Ended     Through
                                                      December 31,  December 31,  December 31,

                                                          1999          1998         1998
Cash Flows from Operating Activities
  Net loss                                            $  (344,197)  $ (435,422)  $(4,768,313)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
       Minority interest in net loss of company                 -     (123,711)   (2,281,011)
       Loss due to impairment of mining assets                  -            -     3,303,500
       Loss due to impairment of other assets                   -            -       500,000
       Loss on settlement of note receivable                    -            -       256,487
       Depreciation and amortization                        1,803       21,185       204,888
       Accretion of interest                                    -            -       160,400
       Loss on marketable securities                            -            -       189,400
       Accrued expenses and other liabilities             338,502      115,884       640,253
       Related party payables                                   -            -       364,675
       Accrued Gerant obligations                               -            -      (140,000)
       Due to trustee                                           -      131,603       131,603
       Accounts receivable                                      -       35,671       (57,871)
Net Cash Used by Operating Activities                      (3,892)    (254,790)   (1,495,989)
Cash Flows from Financing Activities
  Sale of Atlantic units for cash                               -            -       458,300
  Proceeds from sale of investment contracts                    -      240,538     2,310,826
  Payments on investment contracts                              -     (221,366)     (601,900)
  Repayment of gold contracts                                   -            -      (479,364)
  Repayment of U.S. Bonds                                       -            -      (145,269)
  Proceeds from notes payable                                   -            -       450,000
  Note payable converted in common stock                 (450,000)           -      (450,000)
  Common stock issued in debt conversion                 (450,000)           -       450,000
  Sale of common stock                                          -       24,873        24,873
Net Cash Provided by Financing Activities                       -       44,045     2,017,466
                                                                                  (Continued)



   The accompanying notes are an integral part of these financial statements.

                      NetHoldings.Com, Inc. And Subsidiary
                            (Formally XPLORER, S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                          DECEMBER 31, 1999(Continued)


                                                                                 For the
                                                                               Period from
                                                                                August 15,
                                                                                   1996
                                                   For the         For the      (Inception)
                                                  Year Ended     Year Ended       Through
                                                 December 31,    December 31,   December 31,
                                                    1999            1998           1999
Cash Flows from Investing Activities
  Computer equipment purchases                           -                -        (8,000)
  Mining property expenditures                           -                -      (527,000)
  Sale of property and equipment                         -                -         2,180
  Acquisition of marketable securities                   -                -    (1,273,513)
  Proceeds from marketable securities                    -          143,513     1,054,513
  Gerant creditor expenditures                           -                -      (355,000)
  Proceeds of other investments                          -                -       249,343
Net Cash Provided (Used) by Investing Activities         -          143,513      (857,477)

Net Increase (Decrease) in Cash                     (3,892)         (67,232)     (336,000)

Cash Balance, Beginning of Year                      3,892           71,124       336,000

Cash Balance, End of Year                        $       -   $        3,892    $        -
Interest Paid                                    $       -   $       12,880    $  124,180

Income Taxes Paid                                $       -   $          800    $    2,400
Non-Cash:
  Minority losses in excess of minority equity   $       -   $      123,711    $1,088,711

   The accompanying notes are an integral part of these financial statements.

                      NetHoldings.Com, Inc. And Subsidiary
                           (Formally XPLORER, S.A.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  ORGANIZATION AND PRESENTATION

Organization

NetHoldings.Com, Inc. (the Company), (successor to Gerant Industries, Inc.) was organized by adoption of amended and restated Articles of Incorporation dated July 5, 1996, which were filed with the office of the Secretary of State of Nevada on August 15, 1996. In 1999, the Company amended its articles of incorporation changing its name from Xplorer, S.A. to NetHoldings.Com, Inc.

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

The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of March 31,2000.

Through September 30, 1999 the Company owned 59% of Atlanta Pacific Trust, LLC
(APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secured financing for its exploration and development activities. The operations of APT have been included in the consolidated operations of the Company through September 30, 1999.

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

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $7,049,324 before minority interest from inception to December 31, 1999, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                   NetHoldings.Com, Inc. And Subsidiary
                        (Formally XPLORER, S.A.)
                  (A Development Stage Enterprise)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and through September 30, 1999 the accounts of its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APT's related company, Atlantic-Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated.

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

Income (Loss) per Common Stock

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. The historical loss per share has been retroactively adjusted to give effect to the 40 for 1 reverse stock split in December, 1999. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended December 31, 1999.

                   NetHoldings.Com, Inc. And Subsidiary
                        (Formally XPLORER, S.A.)
                  (A Development Stage Enterprise)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which adopted by the Company. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 -  AFFILIATES AND RELATED PARTIES

As previously noted, effective September 30, 1999, the Company assigned all its rights and interest in APT to an unrelated entity in exchange for a fully reserved for note owned by that entity. The note received although fully reserved for was collateralized by marketable securities with a market value of approximately $450,000. As a result, the Company no longer has an affiliate relationship with APT or any entities that were related to APT.

Previously significant relationships existed through APT with Sequoia Trust and Emtec, Inc. which leased land and provided services to APT.

NOTE 4 - SHAREHOLDERS' EQUITY

During 1999, the following major equity transactions occured:

- The Company issued 150,000 shares of its common stock (prior to the 40 for 1 reverse stock split) in exchange for a note payable in the amount of $450,000.

- The Company converted all 1,280,550 shares of its preferred stock into 12,805,050 shares of its common stock prior to the 40 for 1 reverse stock split.

- In December, 1999, the Company effected a 40 for 1 reverse stock split. As a result, all historical per share references were adjusted to give retroactive affect to the stock split.

During 1998, the following major equity transactions occured:

- The Company issued 6,561 shares (prior to the 40 for 1 reverse stock split) of Common Stock with a value of $3,447 for stock warrants issued under the incentive stock option plan.

- The Company issued 300,000 shares (prior to the 40 for 1 reverse stock split) of Common Stock in exchange for certain professional services rendered to the Company totaling $21,426.

                   NetHoldings.Com, Inc. And Subsidiary
                        (Formally XPLORER, S.A.)
                  (A Development Stage Enterprise)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


During fiscal 1997, the following major equity transactions occurred:

- The Company issued 830,000 shares (prior to the 40 for 1 reverse stock split) of Common Stock with a value of $830 in exchange for certain legal, engineering and employment services.

- The Company issued 250,000 shares (prior to the 40 for 1 reverse stock split) of Common Stock with a value of $250 in connection with its acquisition of 20,000 units in Atlantic Pacific Trust.

During fiscal 1996, the following major equity transactions occurred:

- Pursuant to the Plan of Reorganization, 336,218 shares (prior to the 40 for 1 reverse stock split) of Common Stock were issued.

- Pursuant to the Plan of Reorganization, 14,639,000 shares (prior to the 40 for 1 reverse stock split) of Common Stock and 1,043,000 shares of Preferred Stock were issued.

- Pursuant to the Plan of Reorganization, the Company issued 1,002,229 shares (prior to the 40 for 1 reverse stock split) of Common Stock to special creditors.

- The Company issued 237,550 shares of Preferred Stock to Atlantic Pacific Trust beneficiary.

- The Company issued 1,805,000 shares (prior to the 40 for 1 reverse stock split) of Common Stock in exchange for certain legal and employment services rendered to the Company totaling $96,305.

- The Company declared a dividend waiver on Preferred Stock and issued 1,000,00 shares (prior to the 40 for 1 reverse stock split) of the Company's Common Stock.


NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective June 30, 1999, the Company entered into an Advisory Agreement
("The Agreement") with Fred G. Luke doing business as NuVen Advisors, Inc.("NuVen" or "Advisor") to act as the exclusive financial advisor to the Company in connection with a proposed restructuring of the Company and then to advise and assist the Company with (i) the purchase of other businesses or a joint venture or merger between the Company and an enterprise or individual currently not an affiliate of the Company, and (ii) the potential sale of all or a portion of the Company's assets.

The Agreement provides for a restructuring fee to be paid to the Advisor by way of issuance of 1,500,000 shares of the Company's common stock and a stock option for the purchase of 1,500,000 shares at $.10 per share and was subsequently adjusted to $2.00 per share which was average moving closing bid price for such shares for the 30 days subsequent to the 40 for 1 stock split. It further provided that the Advisor would be paid an advisory fee of $10,000 per month and either a merger fee or transaction fee relating to services rendered by the Advisor.

At September 30, 1999 the Company accrued $270,000 as an expense for the shares that were required to be issued for the restructuring fee described above. At March 31, 2000 the shares had not been issued.

                   NetHoldings.Com, Inc. And Subsidiary
                        (Formally XPLORER, S.A.)
                  (A Development Stage Enterprise)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Effective, October 1, 1999, the Agreement was amended reducing the monthly advisory fee to $3,500 per month and assigning the agreement to NuVen Advisors Limited Partnership. As of December 31, 1999, advisory fees of $40,500 were accrued but unpaid.

NOTE 6 - STOCK OPTIONS

The Company has an incentive stock option plan under which ten-year options may be granted to key employees to purchase shares of the Company's common stock at $.50 per share on the date of grant. At December 31, 1998, options to purchase a total of 680,000 shares were outstanding and exercisable, of the original 1,500,000 shares authorized under the "1997 Stock Option Plan". The exercise price of $.50 per share was subsequently adjusted to $2.00 per share which was average moving closing bid price for such shares for the 30 days subsequent to the 40 for 1 stock split.

Additionally, the Company had 1,500,000 options outstanding pursuant to the advisory agreement described in note 6.

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

NOTE 7 - INCOME TAXES

At December 31, 1999, the Company and its subsidiary had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $1,391,000. These loss carryforwards expire between 2016 and 2017.

The Company has reported income tax losses in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

A valuation allowance of approximately $473,000 has been provided to offset the income tax benefit of approximately $473,000 from the remaining $1,391,000 loss carryforwards. This valuation allowance is necessary because at December 31, 1999, the available benefits are more likely than not to expire before they can be used.

                                                                  Exhibit 3.1(c)

                                    RESTATED
                            ARTICLES OF INCORPORATION

         XPLORER, S.A. (the "Corporation"), a corporation organized and existing under the laws of the State of Nevada, does hereby certify:

     1. The name of the Corporation is XPLORER, S.A.. The Corporation was originally incorporated under the name SUPER-VIDEO, INC. and the original Articles of Incorporation were filed with the Secretary Of State of the State of Nevada on May 02, 1984. The name and address of the original incorporator's signing the original Articles of Incorporation are:

           Daniel Lezak          1098 Lucerne Way, P.O. Box 7202
                                 Incline Village, Nevada 89450

           Fred Sproule          P.O. Box 7960
                                 Incline Village, Nevada 89450

           Ray R. Cummings       4208 Minnecota Drive
                                 Thousand Oaks, CA  91360

     2. That pursuant to an Order of the Bankruptcy Court, dated July 17, 1996, the Corporation was authorized to execute Restated Articles of Incorporation and to cause it to be filed with the Secretary of the State of Nevada which was executed and filed on August 15, 1996 with the Secretary of the State of Nevada.

     3. That the Board of Directors of the corporation, by Written Consent Without a Meeting, dated the 30th day of July, 1999, adopted resolutions to amend and restate the previously Restated Articles of Incorporation, and for said changes to become effective
           August 15, 1999.

     4. That number of shares of the corporation outstanding and entitled to vote on the amendment to the Corporations Restated Articles of Incorporation is Thirty Three Million Forty-One Thousand Seven Hundred Seventy (33,041,770) fully issued, and that the text of the Restated Articles of Incorporation, as heretofore amended or supplemented as set forth below, have been consented to and approved by a majority vote of the stockholders holding Seventeen Million Two Hundred Thirty Thousand Five Hundred (17,230,500) shares of the corporation's Common Stock, which is the single class of voting stock issued and outstanding, representing Fifty Two Percent (52%) which is a majority of such class of stock outstanding and entitled to vote thereon.
                                       1

     5. That the Board of Directors of the Corporation pursuant to the text of the Restated Articles of Incorporation as heretofore amended or supplemented is hereby restated and further amended to read in its entirety as follows:

     FIRST:   The name of the corporation is NET HOLDINGS.COM, INC.. ( the
"Corporation").

     SECOND: The address of the Corporation's registered office in the state of Nevada is: 2929 South Maryland Parkway, Las Vegas, Nevada 89109. The name of the Corporation's registered agent at such address is: Steven Mortensen.

     THIRD:   The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Nevada (the "Law").

     FOURTH: The aggregate number of shares of all classes of stock, which the Corporation shall have authority to issue is One Hundred Million (100,000,000) of which Seventy Five Million (75,000,000) shares will be designated $.001 par value common stock ("Common Stock"), and Twenty Five Million (25,000,000) shares shall be designated $.001 par value preferred stock ("Preferred Stock"). Without further authorization from the shareholders, the Board of Directors shall have the authority to divide the Common Stock into separate classes or series with such designations, preferences or other special rights, or qualifications, limitations or restrictions thereof prior to issuance of any or all of the shares of such Common Stock, and to forward or reverse split or divide into separate such issues shares of Common Stock without affecting the total number of shares of Common Stock authorized hereby, and, further, to divide and issue from time to time any or all of the Twenty Five Million (25,000,000) shares of such Preferred Stock into one or more series with such designations, preferences or other special rights, or qualification, limitations or restrictions thereof, as may be designated by the Board of Directors, prior to the issuance of such series, and the Board of Directors is hereby expressly authorized to fix by resolution or resolutions only and without further action or approval of the corporation's shareholders, prior to such issuance, such designations, preferences and relative, participating, optional or other special rights, or qualifications, limitations or restrictions, including, without limitation the date and times at which, and the rate, if any, or rates at which dividends on such series of Common Stock or Preferred Stock shall be paid; the rights, if any, of the holders of such class or series of the Common Stock or Preferred Stock to vote and the manner of voting, except as otherwise provided by the law, the rights, if any, of the holders of shares of such class or series of Common Stock or Preferred Stock to convert the same into, or exchange the same for, other classes of stock of the Corporation, and the terms and conditions for such conversion or exchange; the redemption price or prices and the time at which, and the terms and conditions of which, the shares of such class or series of Common Stock or Preferred Stock may be redeemed; the rights of the holders of shares of such class or series of Common Stock or Preferred Stock upon the voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding up of the Corporation, and the terms of the sinking fund or redemption or purchase account, if any, to be provided for such class or series of Common Stock or Preferred Stock.
Any and all shares of the corporations preferred stock authorized or issued and outstanding are hereby canceled and any class of preferred stock created prior to the date hereof is hereby abolished and such shares are hereby considered undesignated and part of the preferred stock hereby created and authorized. The designations, preferences, and relative, participating, optional or other special rights, the qualifications, limitations or restrictions thereof, of each additional series, if any, may differ from those of any and all other series already outstanding. Further, the Board of Directors shall have the power to fix the number of shares constituting any classes or series and thereafter to increase or decrease the number of shares of any such class or series subsequent to the issue of shares of that class or series but not above the number of shares of that class or series then authorized. The total number of shares of all classes of stock which the Corporation shall have authority to issue is Seventy-Five Million, Sixty Million of which shares are of a class designated as "Common Stock" having a par value of $.001 per share and Fifteen Million of which shares are of a class designated as "Preferred Stock" having a par value of $.001 per share. As of the date hereof, there are no shares of Preferred Stock issued or outstanding.

     FIFTH: The limitations and relative rights of the Common Stock are as follows:

     5.1 VOTING RIGHTS. Except as otherwise required by law or expressly provided herein, each share of Common Stock shall entitle the holder thereof to one vote on each matter submitted to a vote of the stockholders of the Corporation. No cumulative voting is permitted in the election of directors.

     5.2 DIVIDEND RIGHTS. Subject to provisions of law and of this Articles of Incorporation, the holders of Common Stock shall be entitled to receive dividends at such times and in such amounts as may be determined by the Board of Directors of the Corporation.

     5.3 NONASSESSABLITY. Except as otherwise required by law, the Common Stock issued hereunder shall not be subject to any assessments whatsoever.

     5.4 PREEMPTIVE RIGHTS. Except as otherwise required by law, the Common Stock issued hereunder shall not be entitled to Preemptive Rights.

     5.5 LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (sometimes referred to herein as liquidation), after payment or provision for payment to the debts and other liabilities of the Corporation and the preferential amounts (if any) to which holders of any outstanding Preferred Stock now or hereafter authorized shall be entitled upon liquidation, the holders of Common Stock shall be entitled to share ratably on a per share basis, together and on an equal basis with the holders of Preferred Stock, in the remaining assets of the Corporation.

     SIXTH: The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of Article FOURTH, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and qualifications, limitations or restrictions thereof.

     6.1 SPECIFIC AUTHORITY. The authority of the Board with respect to each series shall include, but not be limited to, determination of the following:

          (a) The number of shares constituting that series and the distinctive designation of that series;

          (b) The dividend or interest rate to be paid on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, the relative rights of priority, if any, of the payment of dividends on shares of that series, and whether dividend/interest payments may be paid with Common Stock as well as cash.

          (c) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

          (d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such amounts as the Board of Directors shall determine;

          (e) Whether or not the shares of that series shall be redeemable, and if so, the terms and conditions of such redemption, including the date or date upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

          (f) The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment to shares of that series;

          (g) Any other relative rights, preferences and/or limitations of that series.


     6.2 DIVIDEND RIGHTS. Dividends on outstanding shares of Preferred Stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the shares of Common Stock with respect to the same dividend period.

     6.3 LIQUIDATION RIGHTS. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets available for distribution to holders of shares of Preferred Stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of Preferred Stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto.

     SEVENTH: In furtherance and not in limitation of the powers conferred by statute and unless otherwise provided herein, the Board of Directors is, by action of the Board of Directors, expressly authorized to make, alter or repeal the by-laws of the Corporation. The number of directors may from time to time be increased or decreased as specified in the by-laws of the Corporation, provided, however, that the number of directors shall not be less than one.

     EIGHTH: Meetings of the stockholders may be held within or outside of the State of Nevada, as the by-laws of the Corporation may provide. The books of the Corporation may be kept outside the State of Nevada at such place or places as may be designated from time to time by the Board of Directors of the Corporation or in the by-laws of the Corporation. Election of the directors need not be by written ballot unless the by-laws of the Corporation so provide.

     NINTH: To the fullest extent permitted by Nevada Revised Statute 78.037 as the same exists or may hereafter be amended, no officer or director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of his fiduciary duty as a director; provided, however, that this provision shall not eliminate or limit the liability of a director (1) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (2) for any acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) under the General Corporation Law of the State of Nevada, or (4) for any transaction from which the director derived an improper personal benefit.

     TENTH: The Corporation shall indemnify, in accordance with and to the full extent now or hereafter permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, an action by or in the right of the Corporation), by reason of his acting as a director or officer of the Corporation (and the Corporation, in the discretion of the Board of Directors, may so indemnify a person by reason of the fact that he is or was an employee of the Corporation or is or was serving at the request of the Corporation in any other capacity for or on behalf of the Corporation) against any liability or expense actually and reasonably incurred by such person in respect thereof. Such indemnification is not exclusive of any other right to indemnification provided by law or otherwise. Expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of such officer or director to repay such amount if it shall ultimately be determined that such officer or director is not entitled to be indemnified. The right to indemnification and advancement of expenses on the condition specified herein conferred by this Article shall be deemed to be a contract between the Corporation and each person referred to herein.

     ELEVENTH: No amendment to or repeal of Article NINTH OR TENTH of this Articles of Incorporation shall apply to or have any effect on the rights of any individual referred to in Article NINTH OR TENTH for or with respect to acts or omissions of such individual occurring prior to such amendment or repeal.

     TWELFTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

     12.1 The Board of Directors shall have power without the assent or vote of the stockholders:

           (a) To make, alter, amend, change, add to or repeal the by-laws of the Corporation; to fix and vary the amount of capital or shares of the Corporation's capital stock to be reserved or issued for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the Corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.

           (b) To determine from time to time whether, and to what times and places, and under what conditions the accounts and books of the Corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.

     12.2 The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders or any meeting of the stockholders called for the purpose of considering any such act or contract, and any contract or act that shall be approved or be ratified by the vote of the holders of a majority of the stock of the Corporation which is represented in person or by proxy at such meeting and entitled to vote thereat (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the Corporation and upon all the stockholders as though it has been approved or ratified by every stockholder of the Corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

     12.3 In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation; subject, nevertheless, to the provisions of the statutes of Nevada, of this certificate, and to any by-laws from time to time made by the stockholders; provided, however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-law had not been made.

     12.4 The holders of one-third of the voting power of the shares entitled to vote at a meeting, represented either in person or by proxy, shall constitute a quorum for the transaction of business at any regular or special meeting of shareholders.

     12.5 Cumulative voting by the shareholders of this Corporation shall not be permitted in any election of directors.

     THIRTEENTH: The Articles of Incorporation of the Corporation, as herein amended, shall constitute a restatement of and shall supersede the Articles of Incorporation of the Corporation, as previously amended and restated.

IN WITNESS WHEREOF, the Corporation has caused this restated Articles of Incorporation to be signed by it authorized Director and Secretary, hereunto duly authorized, this 27th day of September, 1999.

                                       Xplorer, S.A.


                                       By:  /s/ Steven B. Mortensen
                                                Steven B. Mortensen
                                                President & Director

ATTEST:


/s/ Jon L. Lawver
     Jon L. Lawver
     Secretary & Director

                                                                 EXHIBIT 4.4 (a)

                     AMENDMENT TO THE "B" WARRANT AGREEMENT


     This Amendment to the "B" Warrant Agreement ("Amendment"), dated August 5, 1999 (the "Warrant Agreement") is made this 1st day of October 1999, but effective retroactive to the date of the Warrant Agreement, by and between XPLORER, S.A., a Nevada corporation (the "Company") and Atlantic Pacific Trust LLC, a Nevada Limited Liability Company, ("Warrantholder").

     WHEREAS, pursuant to the "B" Warrant Agreement, Warrantholder has the right to purchase up to 355,000 shares of the Company's common stock (the "Warrant Shares") at a price of $2.00 per share; and,

     WHEREAS, the Company is simultaneously effecting a one-for-forty reverse (1:40) split of its issued and outstanding shares of common stock (the "Reverse Split") which, according to the Warrant Agreement in its present form, requires a reduction in the number of Warrant Shares and an increase in the exercise price of each share of the Company's common stock underlying the subject warrants by a factor of forty (40); and,

     WHEREAS, the Company has not yet been able to timely file and become current on its reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, Warrantholder and the Company are uncertain that the Warrant Shares will be exercisable at the current price prior to the expiration of the Warrant Agreement giving effect to the Reverse Split; and,

     WHEREAS, the Company has agreed with Warrantholder to extend the term of the Warrants and modify the exercise price of the shares of common stock underlying upon the terms and conditions hereof.

     NOW, THEREFORE, in consideration for the covenants and promises made herein, and for other good and valuable consideration, the sufficiency and adequacy of which is hereby mutually acknowledged and agreed by the parties hereto, Warrantholder and the Company hereby agree as follows:

1. The parties mutually agree and the Warrant Agreement is hereby extended: the Warrant Agreement shall expire on September 30, 2002.

2. The parties mutually agree that notwithstanding the Reverse Split, the number of Warrant Shares underlying the B Warrants shall not change, and shall remain at 355,000 shares.

3. The parties mutually agree and the exercise price of the Warrant Shares is hereby amended: the purchase price for each of the Warrant Shares unexercised as of the date hereof, shall hereafter be Ten Dollars ($10.00) per share.

4. Except as amended and modified by this Amendment, the terms and conditions of the Warrant Agreement shall otherwise remain in force and effect as stated therein.

5. A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

                                       The "Company"
                                       XPLORER, S.A.


                                       By:     /s/ Steven B. Mortensen
                                       Name:       Steven B. Mortensen
                                       Title:      President

                                       "Warrantholder"
                                       ATLANTIC PACIFIC TRUST LLC


                                       By:     /s/ William M. Moreland
                                       Name:       William M. Moreland
                                       Title:      Manager

                                                                 EXHIBIT 4.5 (a)

                       AMENDMENT TO "C" WARRANT AGREEMENT


     This Amendment to the "C" Warrant Agreement ("Amendment"), dated August 5, 1999 (the "Warrant Agreement") is made this 1st day of October 1999, but effective retroactive to the date of the Warrant Agreement, by and between XPLORER, S.A., a Nevada corporation (the "Company") and Atlantic Pacific Trust LLC, a Nevada Limited Liability Company, ("Warrantholder").

     WHEREAS, pursuant to the "C" Warrant Agreement, Warrantholder has the right to purchase up to 355,000 shares of the Company's common stock (the "Warrant Shares") at a price of $3.00 per share; and,

     WHEREAS, the Company is simultaneously effecting a one-for-forty reverse (1:40) split of its issued and outstanding shares of common stock (the "Reverse Split") which, according to the Warrant Agreement in its present form, requires a reduction in the number of Warrant Shares and an increase in the exercise price of each share of the Company's common stock underlying the subject Warrants by a factor of forty (40); and,

     WHEREAS, the Company has not yet been able to timely file and become current on its reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, Warrantholder and the Company are uncertain that the Warrant Shares will be exercisable at the current price prior to the expiration of the Warrant Agreement giving effect to the Reverse Split; and,

     WHEREAS, the Company has agreed with Warrantholder to extend the term of the Warrants and modify the exercise price of the shares of common stock underlying upon the terms and conditions hereof.

     NOW, THEREFORE, in consideration for the covenants and promises made herein, and for other good and valuable consideration, the sufficiency and adequacy of which is hereby mutually acknowledged and agreed by the parties hereto, Warrantholder and the Company hereby agree as follows:

1. The parties mutually agree and the Warrant Agreement is hereby extended: the Warrant Agreement shall expire on September 30, 2002.

2. The parties mutually agree that notwithstanding the Reverse Split, the number of Warrant Shares underlying the C Warrants shall not change, and shall remain at 355,000 shares.

3. The parties mutually agree and the exercise price of the Warrant Shares is hereby amended: the purchase price for each of the Warrant Shares unexercised as of the date hereof, shall hereafter be Fifteen Dollars ($15.00) per share.

4. Except as amended and modified by this Amendment, the terms and conditions of the Warrant Agreement shall otherwise remain in force and effect as stated therein.

5. A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

                                      The "Company"
                                      XPLORER, S.A.


                                      By:   /s/ Steven B. Mortensen
                                      Name:     Steven B. Mortensen
                                      Title:    President

                                      "Warrantholder"
                                       ATLANTIC PACIFIC TRUST LLC


                                       By:  /s/ William M. Moreland
                                       Name:    William M. Moreland
                                       Title:   Manager

                                                                     Exhibit 4.6

                                  AMENDMENT TO
                   "UNITS OF REORGANIZED DEBTOR'S SECURITIES"
                                    ("UNIT")

     This Amendment ("Amendment") to the REORGANIZED DEBTOR'S SECURITIES (aka "Bankruptcy Unit" or "Unit") is entered into this 1st day of October, 1999, by and between XPLORER, S.A., a Nevada corporation (the "Company"), and those parties ("Unitholder", whether one or more) holding beneficial interest in the Units (as defined below).

     WHEREAS, pursuant to the Third Amended Plan of Reorganization (the "Plan") of the Company filed as part of its Chapter 11 bankruptcy proceedings, and confirmed on August 6, 1996 (the "Confirmation Date"), the Company is authorized to create and issue certain securities, titled "Units", consisting of one (1) share of its common stock and two (2) warrants ("Bankruptcy Warrants"), each with the right to purchase one (1) share of its common stock (together a "Unit") to creditors in Class 11 of the Company's bankruptcy proceedings exercisable at Two Dollars ($2.00) and Three Dollars ($3.00), respectively, ("Unitholders"); and,

     WHEREAS, pursuant to the Plan the Company is, concurrently with the execution of this Amendment, issuing 311,658 shares of its common stock and 623,316 Bankruptcy Warrants, for the purpose of this Amendment divided into two
(2) separate classes of 311,658 each one, titled "D" Warrants and the other titled "E" Warrants; and,

     WHEREAS, the Company is simultaneously effecting a one-for-forty reverse (1:40) split of its issued and outstanding shares of common stock (the "Reverse Split") which, according to the Warrant Agreement in its present form, requires a reduction in the number of Warrant Shares and an increase in the exercise price of each share of the Company's common stock underlying the subject warrants by a factor of forty (40); and,

     WHEREAS, the Company has not yet been able to timely file and become current on its reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, the Company's common stock underlying the Units and the Bankruptcy Warrants have not yet been issued and cannot be exercised at the current price giving effect to the Reverse Split prior to the expiration of the Bankruptcy Warrants; and,

     WHEREAS, the Company has agreed with the Unitholder to extend the term of the Bankruptcy Warrants and modify the exercise price of the shares of common stock underlying such warrants, upon the terms and conditions hereof.

     NOW, THEREFORE, in consideration for the covenants and promises made herein, and for other good and valuable consideration, the sufficiency and adequacy of which is hereby mutually acknowledged and agreed by the parties hereto, Unitholders and the Company hereby agree as follows:

6. The parties mutually agree that the expiration of the Bankruptcy Warrants are hereby extended: the Bankruptcy Warrants shall expire on September 30, 2002.

7. The parties mutually agree that notwithstanding the Reverse Split, the number of Bankruptcy Warrants shall not change, and shall remain at 623,316.

8. The parties mutually agree and the exercise price of the Bankruptcy Warrants is hereby amended: the purchase price for each share of the Company's common stock underlying unexercised "D" Warrants as of the date hereof, shall hereafter be Ten Dollars ($10.00) per share and the purchase price for each share of the Company's common stock underlying the E Warrants unexercised as of the date hereof, shall hereafter be Fifteen Dollars ($15.00) per share.

9. Except as amended and modified by this Amendment, the terms and conditions of the Units as set forth in the Plan shall otherwise remain in force and effect as stated therein.

10. A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

                                       "The Company"
                                       XPLORER, S.A.



                                       By:    /s/ Steven B. Mortensen
                                       Name:      Steven B. Mortensen
                                       Title:     President

                                       "Unitholder"



                                       By:    /s/  William M. Moreland
                                       Name:       William M. Moreland
                                       Title:      Manager

                                                                EXHIBIT 10.8 (a)

                                  AMENDMENT TO
                                  XPLORER, S.A.
                            1997 STOCK INCENTIVE PLAN
                        (filed with SEC on June 13, 1997)


     This Amendment to the "XPLORER, S.A. 1997 STOCK INCENTIVE PLAN" and "STOCK OPTION AGREEMENT" (collectively referred to herein as the "OPTION PLAN") is entered into and becomes effective this 1st day of October, 1999 by Xplorer, S.A. (The "Company"). This Amendment is entered herein by the President of the Company with authority granted to him pursuant to a Consent to Action by the Board of Directors dated October 1, 1999, a copy of which is attached hereto and made a part hereof. This Amendment is intended to amend the option "Purchase Price" for all shares and/or options that have been issued to date, or that will be issued, pursuant to the OPTION PLAN. A copy of the XPLORER S.A. 1997 STOCK INCENTIVE PLAN, the SEC Form 8 filing, and a copy of the STOCK OPTION AGREEMENT, is attached hereto and made a part hereof by reference.

                                    RECITALS

     WHEREAS, pursuant to the OPTION PLAN filed on June 13, 1997 with the Securities and Exchange Commission, and confirmed on June 18, 1997 (the "Confirmation Date"), the Company is authorized to amend the "Purchase Price" defined in the STOCK OPTION AGREEMENT attached. Each option, if exercised, entitled the holder to purchase one (1) fully paid and non- assessable share of common stock of XPLORER, S.A. at a Purchase Price of $0.50 (fifty cents) per share.

     WHEREAS, the Company is effecting a one-for-forty reverse (1:40) split of its issued and outstanding shares of common stock (the "Reverse Split") which, according to the OPTION PLAN in its present form, requires a reduction in the number of Options and an increase in the exercise price of each share of the Company's common stock underlying the subject Option by a factor of forty (40); and,

     WHEREAS, the Company has not yet been able to timely file and become current on its reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, the Company's common stock underlying the Options have not yet been issued and cannot be exercised at the current price giving effect to the Reverse Split.; and,

     WHEREAS, the Company has agreed with the Option Holder to amend the terms of the OPTION PLAN and modify the exercise price of the shares of common stock underlying such Options, upon the terms and conditions hereof.

     NOW, THEREFORE, in consideration for the covenants and promises made herein, and for other good and valuable consideration, the sufficiency and adequacy of which is hereby mutually acknowledged and agreed by the parties hereto, the Company hereby agree as follows:

1. The Company agrees that the expiration date of the OPTION PLAN shall hereby remain the same: the OPTION PLAN currently allows the Options to be executed on or before January 24, 2007.

2. The Company agrees that notwithstanding the Reverse Split, the number of Options available to be issued pursuant to the 1997 STOCK INCENTIVE PLAN shall remain at 1,500,000 shares of which 680,000 Option have been issued to date with a remaining 820,000 options that can still be issued pursuant to the 1997 STOCK INCENTIVE PLAN.

3. The Company agrees that the "Purchase Price" of the common stock that underlies the OPTION PLAN is hereby amended as follows: the "Purchase Price" for each share of the Company's common stock underlying unexercised Options that have been issued or that shall be issued pursuant to the OPTION PLAN as of the date hereof, shall hereafter be Two Dollars ($2.00) per share.

4. Except as amended and modified by this Amendment, the terms and conditions of the OPTION PLAN as set forth shall otherwise remain in force and effect as stated therein.

5. A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

                                    "The Company"
                                    XPLORER, S.A.

                                    By:   /s/   Steven B. Mortensen
                                    Name:       Steven B. Mortensen
                                    Title:      President

                                    "The Company"
                                    XPLORER, S.A.


                                    By:   /s/   Leonard J. Roman
                                    Name:       Leonard J. Roman
                                    Title:      Chief Financial Officer

                                                                    EXHIBIT 10.9

                               ADVISORY AGREEMENT

     THIS ADVISORY AGREEMENT ("Agreement") is made effective the 25th day of June 1999, by and between Fred G. Luke doing business as NuVen Advisors, Inc., a Nevada corporation (collectively, "Advisor") and XPLORER, S.A., a Nevada corporation (the "Company").

     WHEREAS, Advisor and Advisor's Personnel (as defined below) have experience in evaluating and effecting mergers and acquisitions, supervising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures; and,

     WHEREAS, the Company desires to retain Advisor to advise and assist the Company in restructuring and in its continued development on the terms and conditions set forth below.

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor agree as follows:

1. Engagement

     The Company hereby retains Advisor to act as exclusive financial advisor to the Company in connection with the proposed restructuring of the Company and its subsidiaries whereby Advisor will assist the Company and its professional advisors in (a) in the preparation of documentation,
     (b) merger, acquisition and settlement negotiations, (c) the preparation and filing with the Securities and Exchange Commission (the
     "Commission") of disclosure statements pursuant to the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934 (the "Exchange Act") on which the Company may currently be delinquent or other activities mutually agreed between Advisor and the Company pertaining to the Restructuring as outlined in Exhibit "A" (collectively, the "Restructuring"). The documentation related to the restructuring as setout in Exhibit "A" and the delinquent Exchange Act reports, if any, are hereinafter collectively referred to as the "Restructuring Documents."

     In addition, the Company hereby retains Advisor as the exclusive financial advisor in connection with (i) the purchase of other businesses
     ("Business Opportunities") or joint venture or merger between the Company and an enterprise or individual currently not an Affiliate of the Company, as that term as defined in Regulations S-X of the Exchange Act (collectively, a "Merger Transaction"), and (ii) the potential sale of all or a portion of the Company's assets (a "Sale Transaction").

2.   Information on the Company

     In connection with Advisor's activities hereunder, the Company will furnish Advisor and its counsel with all material and information regarding the business and financial condition of the Company (all such information so furnished being referred to herein as the "Information"). The Company recognizes and acknowledges that Advisor (a) will use and rely solely on the Information, and on information available from generally recognized public sources, in performing the services contemplated by this Agreement without having independently verified the same; (b) does not assume responsibility for the accuracy or completeness of the Information; (c) will not make an appraisal of any assets or liabilities of the Company; and
     (d) retains the right to continue to conduct due diligence on the term of this Agreement.

3.   Use of Advice

     Except as required by applicable state or federal securities rules and regulatory, no statements made or advice rendered by Advisor in connection with the services performed by the Advisor pursuant to this Agreement will be quoted by, nor will any such statements or advice be referred to, in any report, document, release or other communication, whether written or oral, prepared, issued or transmitted by the Company or any person or corporation controlling, controlled by or under common control with, the Company or any director, officer, employee, agent or representative of any such person, without the prior written authorization of Advisor, which may be given or withheld in its sole discretion. However, the Company may disclose or refer to such advice or statements without being required to obtain consent to the extent required by law (in which case the appropriate party shall so advise Advisor in writing prior to such disclosure or use and shall consult with Advisor with respect to the form and timing of disclosure).

4.   Term

     Unless terminated earlier pursuant to paragraph 14 below, this Agreement shall have an initial term of two (2) years (the "Primary Term"), with an effective date retroactive to the date the Services were first performed by Advisor, which was on or about June 21, 1999 (the "Effective Date"). At the conclusion of the Primary Term this Agreement will automatically be extended on an annual basis (the "Extension Period") unless Advisor or the Company shall serve written notice on the other party terminating the Agreement. Any notice to terminate given hereunder shall be in writing and shall be delivered at least thirty (30) days prior to the end of the Primary Term or any subsequent Extension Period.

5.   Time and Effort of Advisor

     Advisor shall allocate time and Advisors Personnel as it deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Except as otherwise agreed, Advisor's monthly statement identifying, in general, tasks performed for the Company shall be conclusive evidence that the Services have been performed.
     Additionally, in the absence of willful misfeasance, bad faith, negligence or reckless disregard for the obligations or duties hereunder by Advisor, neither Advisor nor Advisor's Personnel shall be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services, including but not limited to losses that may be sustained in any corporate act involved in respect to any Restructuring, Sale Transaction or Merger Transaction with a Business Opportunity undertaken by the Company as a result of introductions or advice provided by Advisor or Advisor's Personnel.

6.   Compensation

     The Company agrees to pay Advisor a fee for the services provided by Advisor pursuant to this Agreement, as follows:

     A. Restructuring Fee. As to the Restructuring, the Company shall pay Advisor a fee (the "Restructuring Fee") by way of the issuance by the Company of One Million Five Hundred Thousand (1,500,000) shares of the Company's common stock, with such shares to be registered as set forth herein; and

     B. Merger Fee. As to services by Advisor related to the introduction of Business Opportunities which result in a Merger Transaction, or the Company acquiring, or otherwise obtaining an equity interest or interest as a creditor, equity holder or otherwise in another business or enterprise not currently an Affiliate of the Company, the Company agrees to pay Advisor a transaction fee (the "Merger Fee"). The Merger Fee shall be equal to ten percent (10%) of the value of such transaction as agreed between the respective parties, or the amount of the investment (including assumed debt) made by the Company in such Business Opportunities, negotiated as a result of Advisor's introduction or efforts. One third (1/3) of the Merger Fee shall be due and payable upon execution of the definitive agreement(s) related to each Transaction, and the balance shall be due and payable concurrently with a closing of each Transaction; and

     C. Advisory Fee. In addition to the introduction of Business Opportunities, subject to completion of the Restructuring, but retroactive to the Effective Date, the Company shall pay Advisor a monthly fee ("Advisory Fee") equal to Ten Thousand Dollars ($10,000), payable monthly in advance in cash or shares of the Company's common stock, at the Company's election, with such shares to be registered as set forth herein; and

     D. Transaction Fee. As to services by Advisor related to the sale of the Company's assets, other than as contemplated by the Restructuring, or as a result of a Merger as set forth above, the Company agrees to pay Advisor a fee ("Transaction Fee") equal to five percent (5%) of the net proceeds received by the Company on the sale of any of the Company's assets to anyone other than an Affiliate of the Company as of the date hereof.

     E. Option to Purchase Shares. Further, as additional incentive to execute this Agreement, the Company hereby grants to Advisor an option to purchase one million (1,000,000) shares of the Company's common stock exercisable at a price per share of one hundred ten percent (110%) of the average moving closing bid price for such shares for the thirty (30) days prior to the Effective Date (the "Option"). The Option shall be evidenced and governed by the Option Agreement in form and substance as that attached hereto as Exhibit "B" and incorporated herein by reference. The right of Advisor to exercise the Option will vest to Advisor upon execution hereof.

          The Company and Advisor acknowledge that in the event Advisor, as a result of this Agreement, receives shares of the Company's common stock in lieu of cash for the Restructuring Fee, the Merger Fee, the Transaction Fee or the Advisory Fee, it may be considered an affiliate subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). In this regard the Company and Advisor agree, that for purposes of any "profit" computation under Section 16(b) of the Exchange Act, the price paid for such shares is equal to the Restructuring Fee, the Merger Fee, the Transaction Fee or the Advisory Fee, as the case may be.

7.   Indemnification

     In partial consideration of the services to be rendered hereunder the Company shall indemnify Advisor and its officer, directors, and agents, (each and "Indemnified Person") against any action brought against Advisor or and Indemnified Person by the Company, any shareholder, creditor or party related to the Company in connection with this engagement, the Restructuring, or any merger or transaction affected by Advisor unless such action or proceeding is based solely upon willful misconduct or the bad faith or gross negligence of Advisor or any such Indemnified Person.

8.   Registration of Shares

     No later than ten (10) days following the date hereof as to the Restructuring Fee, the Merger Fee, the Transaction Fee or the Advisory Fee (if paid in shares) and the Option Shares, the shares issued to satisfy such fees, and the shares underlie the Option, shall be registered by the Company with the Commission under a Form S-8 or other applicable registration statement, and the Company shall cause such registration statement to remain effective at all times while the Option or any portion of it remains unexercised or for a period of six (6) months following the payment by the Company of all outstanding fees due to Advisor pursuant to this Agreement. At Advisor's election, such shares may be issued prior to registration in reliance on exemptions from registration provided by
     Section 4(2) of the Securities Act, Regulation D of the Securities Act, and applicable state securities laws. Such issuance or reservation of shares shall be in reliance on representations and warranties of Advisor set forth herein. Failing to register such shares, or maintain the effectiveness of the applicable registration statement, the Company shall satisfy any outstanding Restructuring Fee, Transaction Fee, Merger Fee or Advisory Fee in cash within ten (10) days of receipt of Advisor's statement setting out the amount and type of fee then due and payable.

9.   Costs and Expenses

     All third party and out-of-pocket expenses incurred by Advisor in the performance of the Services shall be paid by the Company, or Advisor shall be reimbursed if paid by Advisor on behalf of the Company, within ten (10) days of receipt of written notice by Advisor; provided, however, that the Company must approve in advance all such expenses.

10.  Place of Services

     The Services provided by Advisor or Advisor's Personnel hereunder will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

11.  Independent Contractor

     Advisor and Advisor's Personnel will act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company. The Company expressly retains the right to approve, in its sole discretion, each Business Opportunity introduced by Advisor, and to make all final decisions with respect to affecting a transaction on any Business Opportunity.

12.  Rejected Business Opportunity

     If, during the Primary Term of this Agreement or any Extension Period, the Company elects not to proceed to acquire, participate or invest in any Business Opportunity identified and/or selected by Advisor, notwithstanding the time and expense the Company may have incurred reviewing such transaction, such Business Opportunity shall revert back to and become proprietary to Advisor, and Advisor shall be entitled to acquire or broker the sale or investment in such rejected Business Opportunity for its own account, or submit such assets or Business Opportunity elsewhere. In such event, Advisor shall be entitled to any and all profits or fees resulting from Advisor's purchase, referral or placement of any such rejected Business Opportunity, or the Company's subsequent purchase or financing with such Business Opportunity in circumvention of Advisor.

13.  No Agency Express or Implied

     This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.

14.  Termination

     The Company and Advisor may terminate this Agreement prior to the expiration of the Primary Term upon thirty (30) days written notice with mutual written consent. Failing to have mutual consent, without prejudice to any other remedy to which the terminating party may be entitled, if any, either party may terminate this Agreement with thirty (30) days written notice under the following conditions:

     A.   By the Company.

          (i) In the event the Company for any reason has not or cannot provide Advisor with the documentation necessary to allow Advisor to effect the Restructuring; or,

          (ii) If during the Primary Term of this Agreement or any Extension Period, Advisor is unable to provide the services as set forth herein for thirty (30) consecutive business days because of illness, accident, or other incapacity of Advisor's Personnel; or,

          (iii) If Advisor willfully breaches or neglects the duties required to be performed hereunder.

     B.   By Advisor.

          (i) If the Company breaches this Agreement or fails to make any payments or provide information required hereunder; or,

          (ii) Other than in the Restructuring, if the Company ceases business, or sells a controlling interest to a third party, or agrees to a consolidation or merger of itself with or into another corporation, or enters into such a transaction outside of the scope of this Agreement, or sells substantially all of its assets to another corporation, entity or individual outside of the scope of this Agreement; or,

          (iii) If the Company has a receiver appointed for its business or assets, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of business, including but not limited to the obligation to pay the Restructuring Fee, a Transaction Fee, a Merger Fee, or the Advisory Fee; or,

          (iv) If the Company institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or,

          (v) If any of the disclosures made herein or subsequent hereto by the Company to Advisor are determined to be materially false or misleading.

          In the event Advisor elects to terminate without cause or this Agreement is terminated prior to the expiration of the Primary Term or any Extension Period by mutual written agreement, or by the Company for the reasons set forth in A(i) and (ii) above, the Company shall
          only be  responsible  to  pay  Advisor  for  unreimbursed   expenses,
          the Restructuring Fee and Merger Fee, Advisory Fee and any Transaction Fees accrued up to and including the effective date of termination. If this Agreement is terminated by the Company for any other reason, or by Advisor for reasons set forth in B(i) through
          (v) above, Advisor shall be entitled to any outstanding unpaid portion of reimbursable expenses, if any, and any unpaid Restructuring Fee and the Merger Fee, Transaction Fees, and the Advisory Fee for the remainder of the unexpired portion of the applicable term (Primary Term or Extension Period) of the Agreement.

15.  Confidentiality and Non-Circumvention

     XPLORER acknowledges and agrees that non-public information concerning NuVen's plans, strategies, and overall business operations, and the identity and sources of NuVen's Business Opportunities and the language and structure of the Restructuring Documents, is highly confidential and proprietary to NuVen ("Confidential Information").

     XPLORER acknowledges that such Confidential Information represents a legitimate, valuable, and protectable interest of NuVen and gives NuVen a competitive advantage, which would otherwise be lost if the Confidential Information was improperly disclosed. XPLORER further acknowledges that unauthorized or improper disclosure or use of Confidential Information would cause NuVen irreparable harm and injury. XPLORER therefore agrees that, for a period of two (2) years following the later of the date hereof or the termination of this Agreement, it will not disclose or threaten to disclose the Confidential Information, except as required by law, to any person, partnership, company, corporation or to any other business or governmental organization or agency, as the case may be, without the express written consent of NuVen. XPLORER further agrees not to use or threaten to use the Confidential Information in any way contrary to the interests of NuVen. XPLORER further agrees that all ownership rights to the Confidential Information are retained by NuVen, and that no right of ownership shall pass to XPLORER by virtue of this Agreement.

16.  Remedies

     Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and non-exclusive and shall be in addition to any other remedy to which the parties may be entitled.

17.  Miscellaneous

     A. Subsequent Events. Advisor and the Company each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

     B. Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

     C. Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

     D. Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or non-compliance with this Agreement shall be held to be a waiver of any other or subsequent breach or non-compliance.

     E. Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other.

     F. Notices. Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepared, provided that the communication is addressed:

           (i)    In the case of the Company:

                  XPLORER, S.A.
                  2929 South Maryland Parkway
                  Las Vegas, Nevada 89109-2217
                  Telephone:    (702) 699-5400
                  Facsimile:    (702) 699-5462

           (ii)   In the case of Advisor:

                  NuVen Advisors Inc.
                  4695 MacArthur Court, Suite #530
                  Newport Beach, CA 92660
                  Telephone:    (949) 833-2094
                  Telefax:      (949) 833-7854

                  With copy to:

                  Richard O. Weed
                  Archer & Weed
                  4695 MacArthur Court, Suite #530
                  Newport Beach, CA 92660
                  Telephone:    (949) 475-7739
                  Telefax:      (949) 475-7735

           or to such other person or address designated in writing by the Company or Advisor to receive notice.

     G. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     H. Governing Law. This Agreement was negotiated and is being contracted for in the United States, State of Nevada, and shall be governed by the laws of the State of Nevada, and United States of America, notwithstanding any conflict-of-law provision to the contrary.

     I. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     J. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations,The following table sets forth the range of Bid and Ask prices for the Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     K. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

     L. Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

     M. Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

           IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

                                        "NuVen"
                                        Fred G. Luke, individually and
                                        doing business as
                                        NuVen Advisors, Inc.


                                        By:  /s/ Fred G. Luke
                                        Name:    Fred G. Luke
                                        Title:   President and Sole Shareholder

                                        The "Company"
                                        XPLORER, S.A.


                                        By:  /s/ Steven B. Mortensen
                                        Name:    Steven B. Mortensen
                                        Title:   President

                                                                EXHIBIT 10.9 (a)

                          ACKNOWLEDGMENT OF ASSIGNMENT
                                       AND
                                 FIRST AMENDMENT
                                     TO THE
                               ADVISORY AGREEMENT



     THIS ACKNOWLEDGMENT OF ASSIGNMENT AND FIRST AMENDMENT TO THE ADVISORY AGREEMENT ("Amendment") is made effective this 1st day of October 1999, by and between Fred G. Luke, individually and as President of NuVen Advisors, Inc., a Nevada corporation (collectively, "Advisor") and Xplorer, S.A., a Nevada corporation (the "Company").

     WHEREAS, the Company and Advisor are parties to the agreement effective June 30, 1999, a copy of which is attached hereto as Exhibit "A" (the "Advisory Agreement") pursuant to which Advisor has been providing the Company with Services (as defined in the Advisory Agreement).

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor agree to modify the Advisory Agreement as follows:

1.   Paragraph 6, "Compensation," shall be amended as follows:

     The Company agrees to pay Advisor a fee for the services provided by Advisor pursuant to this Agreement, as follows:

     B. Merger Fee: As to Services provided by Advisor related to the introduction of Business Opportunities which results in a Merger Transaction or which the Company acquires or otherwise obtains an equity interest or interest as a creditor, the Company agrees to pay Advisor a transaction fee (the "Merger Fee"). The Merger Fee shall be equal to ten percent (10%) of the asset value or investment made in the Company (including assumed debt) in such Business Opportunity as a result of Advisor's introduction or efforts. One third (1/3) of the Merger Fee shall be due and payable upon completion of the definitive agreements related to each transaction, and the balance shall be issued upon closing;

     C. Advisory Fee: The Company shall pay Advisor a monthly fee ("Advisory Fee") equal to Three Thousand Five Hundred Dollars ($3,500), payable monthly in advance, in cash or shares of the Company's common stock, at the Company's election, with such shares to be registered as set forth herein;

     D. Merger Fee: As to Services provided by Advisor related to the introduction of Business Opportunities which results in a Merger Transaction or which the Company acquires or otherwise obtains an equity interest or interest as a creditor, the Company agrees to pay Advisor a transaction fee (the "Merger Fee"). The Merger Fee shall be equal to ten percent (10%) of the asset value or investment made in the Company (including assumed debt) in such Business Opportunity as a result of Advisor's introduction or efforts. One third (1/3) of the Merger Fee shall be due and payable upon completion of the definitive agreements related to each transaction, and the balance shall be issued upon closing.

2. A new paragraph, "Paragraph 18. Compliance With Exchange Act Requirements," shall be added, to read as follows:

     18.  Compliance  With  Exchange  Act  Requirements
          The Company and Advisor acknowledge that in the event Advisor, as a result of this Agreement, receives shares of the Company's common stock in lieu of cash for fees it may be considered an affiliate subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). In this regard the Company and Advisor agree, that for purposes of any profit computation under section 16(b) of the Exchange Act, the price paid for such shares is equal to the respective fee.

3. The Company acknowledges and consents to the assignment of the Advisory Agreement, Option Agreement and this Amendment by Advisor to NuVen Advisors Limited Partnership ("NuVen LP") effective immediately following the effective date of this Amendment. Further, all other provisions, terms and conditions of the Advisory Agreement, other than those amended hereby, shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this First Amendment to the Advisory Agreement effective on the date above written.

                                  "Advisor"
                                  Fred G. Luke, individually and as President of NuVen Advisors, Inc.


                                  By:  /s/ Fred G. Luke


                                  The "Company"
                                  Xplorer, S.A.


                                  By:  /s/ Steven B. Mortensen
                                  Name:    Steven B. Mortensen
                                  Title:   President

                                                                   EXHIBIT 10.10

                               EXCHANGE AGREEMENT

     THIS EXCHANGE AGREEMENT (the "Agreement") is entered into this 5th day of November 1999, by and between Scientific NRG Incorporated, a Minnesota corporation ("SNRG") and Xplorer, S.A., a Nevada corporation ("Xplorer").

     WHEREAS, SNRG desires to acquire from Xplorer the One Million Two Hundred Seventy Four Thousand Nine Hundred Sixty (1,274,960) membership units (the "Units") of Atlantic Pacific Trust LLC, a Nevada limited liability company ("Atlantic") which Xplorer owns; and,

     WHEREAS, Xplorer hereby agrees to sell the Units to SNRG subject to the terms and conditions set forth below.

     NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1.   Purchase and Sale

     Xplorer hereby sells, assigns and agrees to exchange the Units for the Securities (as defined below) for a purchase price (the "Purchase Price") equal to the greater of (a) one hundred twenty percent (120%) of Xplorer's adjusted cost basis in the Units at December 31, 1998, or (b) Five Hundred Thousand Dollars ($500,000), such value to be determined prior to Closing (as defined herein) by Xplorer's financial auditors as set forth in Xplorer's audited financial statements at December~31, 1998.

2.   Securities

     The Purchase Price shall consist of investment securities comprised of promissory notes or common stock of US publicly-held companies ("Securities") acceptable to Xplorer and having a market value equal to the Purchase Price. All references in this letter to the "Market Value" as to shares of capital stock shall mean the thirty (30) day moving average closing "bid" price for the Securities as quoted by the national Quotation Bureau or NASDAQ Stock Market, as applicable. If and whenever the Securities are adjusted as the result of a stock split, reverse stock split, stock dividend, recapitalization, reclassification, merger of similar capital change, then the number of shares and Market Price will be adjusted correspondingly. Market Value as to promissory notes shall mean the amount of the outstanding principal due under such note(s) at the time of transfer to the Company.

3.   Xplorer Stockholder Approval

     It shall be a condition precedent to the Closing of the exchange that the majority of the shareholders of Xplorer shall approve such exchange of the Units for the Securities at its next annual or special meeting of shareholders, or by written consent without a meeting pursuant to the laws of Nevada, which shall be accomplished as soon as reasonably possible after the execution hereof.

4.   Closing

     4.1 Date and Place. The closing of the delivery and transfer of the Units (the "Closing") shall occur on a date ("Closing DAte") to be mutually agreed upon by Xplorer and SNRG after exchange of all books, records, financial information, documents, and other materials on Atlandtic reasonably deemed necessary by SNRG to complete the transaaction contemplated under this Agreement. Exchange of documents under this Agreement sahll begin as soon as possible after execution. In any case, the Closing Date shall be no later than November 30, 1999.

     4.2 Transaction and Document Exchange at Closing. At the Closing, the following transactions shall occur and documents shall be exchanged, all of which shall be deemed to occur simulataneously:

           (A)  By Xplorer.  Xplorer will deliver, or cause to be delivered, to
                SNRG:

                (1) The documents necessary to transfer the Units to SNRG pursuant to this Agreement, in proper form and substance reasonably acceptable to SNRG;

                (2)   The opinion of counsel as set forth herein;

                (3) Such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by SNRG to further the intent of this Agreement;

                (4) Financial statements of Atlantic dated as of its most recent year end prior to the Closing Date covering all operations since the inception. Such financial statements shall be prepared by a certified public accounting firm. Xplorer shall also deliver or cause to be delivered copies of all books and records of Atlantic to the extent available and necessary for SNRG to conduct proper due diligence prior to the Closing Date, which books and records shall present fairly the financial condition and results of operations of Atlantic since the date of inception, in accordance with generally accepted accounting principles applied on a basis consistent with prior accounting periods.

               (5) A certificate dated within 30 days of the Closing Date from the Secretary of State of Nevada to the effect that Xplorer is in good standing in the State of Nevada;

               (6) All federal and state income payroll tax and sales tax returns filed by Xplorer and all correspondence related thereto;

           (B) By SNRG. SNRG will deliver, or cause the following to be delivered, to Xplorer:

                     (1)    The Securities;

                     (2) A certificate dated at or within 30 days of the date of the Closing from the Secretary of state of Nevada to the effect that SNRG is a corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada;

               (3)   The opinion of counsel as set forth herein;


               (4) Such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by the Selling Shareholders in furtherance of the intent of this Agreement.

     4.3 Post-Closing Documents. From time to time after the Closing, upon the reasonable request of any party, the party to whom the request is made shall deliver such other and further documents, instruments, and/or certificates as may be necessary to more fully vest in the requesting party the consideration provided for in this Agreement or to enable the requesting party to obtain the rights and benefits contemplated by this Agreement, including but not limited to delivery of copies of the records of all books and records of Atlantic since inception.

5.   Representations and Warranties of Xplorer

     Xplorer hereby covenants with and represents and warrants to SNRG that:

     A. The Units. The Units are and will be as of the Closing Date, owned, of record and beneficially, by Xplorer free and clear of liens, claims and encumbrances, and Xplorer has all necessary right and power to enter into and perform this Agreement and to assign and sell the Units to SNRG as provided herein. Further, any necessary approval of Xplorer's transfer and sale of the Units, if required, shall be approved by the requisite number of Atlantic's members and will be obtained prior to Closing.

          Additionally, the Units are validly issued by Atlantic; there is no "stop transfer" order in effect or pending, nor is there any claim by Atlantic which would serve to restrict the transfer or exchange of the Units as contemplated herein; and, Xplorer has not created any option, security interest or encumbrance involving the Units that would give rise to any claims by third parties or otherwise conflict with or preclude the exchange as contemplated herein.

     B. Organization. Xplorer is a corporation validly existing and in good standing under the laws of Nevada, with the power and authority to carry on its business as now being conducted. The execution and delivery of this Agreement and the consummation of the transaction contemplated in this Agreement have been, or will be prior to Closing, duly authorized by all requisite corporate action on the part of Xplorer. This Agreement has been duly executed and delivered by Xplorer and constitutes a binding, and enforceable obligation of Xplorer;

     C. Third Party Consent No authorization, consent, or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by Xplorer in connection with the execution, delivery, or performance of this Agreement or the transfer of the Units, or if required Xplorer has or will obtain same prior to Closing;

     D. Litigation. Xplorer is not a defendant against whom a claim has been made or a judgement rendered in any litigation or proceedings before any local, state or U.S. government, or any department, board, body or agency thereof, which could result in a claim against the Units;

     E. Authority. This Agreement has been duly executed by Xplorer, and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in any agreement, instrument, judgement, order or decree to which Xplorer is a party or to which the Units are subject.

6.   Conditions Precedent to SNRG Closing

     All obligations of SNRG under this Agreement, and as an inducement to SNRG to enter into this Agreement, are subject to Xplorer's covenants and agreement to each of the following:

A. Transfer and Delivery of the Units. Xplorer shall have taken all action necessary to deliver the Units to SNRG.

B. Acceptance of Documents. All instruments and documents delivered to SNRG pursuant to this Agreement or reasonably requested by SNRG to verify the representations and warranties of Xplorer herein, shall be satisfactory to SNRG and its legal counsel.


C. Representations and Warranties. The representations and warranties by Xplorer set forth in this Agreement shall be true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the date hereof, except for changes permitted or contemplated by this Agreement. Xplorer shall deliver to SNRG upon Closing a certificate to this effect.

D. No Breach or Default. Xplorer shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

E. No Dilution by Atlantic. In the event the sale of Units is consummated, then each of the Selling Shareholders agrees to such sale and waives, surrenders, and agrees not to exercise any rights which such Selling Shareholders might have to purchase any Units or have SNRG redeem any Units.

F. Maintenance of Capital Structure. Up until the Closing Date, or termination hereof, whichever is the earlier, except as disclosed herein or required under the terms of this Agreement, no change shall be made in the Articles of Incorporation or Bylaws of the Company, or the authorized capital stock of the Company.

G. Avoidance of Distributions. Up until the Closing Date, the Company shall not declare any dividends, make any payments or distributions to its stockholders or purchase for cash or redeem any of its shares of capital stock.

H. Conduct of Business as Usual. Up until the Closing Date, the Company Shareholders shall conduct its operations only in the usual and ordinary course, and that no change will be made to such operations which might adversely affect the value of the Company.

I. Opinion of Counsel. Xplorer shall have delivered to SNRG, if requested, an opinion of counsel dated the date of Closing to the effect that:

     (i) Xplorer is duly organized, validly existing, and in good standing under the laws of the United States, State of Nevada.

     (ii) Xplorer has the corporate power to conduct business and, specifically, to carry on its business as then being conducted and, further, it is duly qualified to do business in the United States, State of Nevada.

     (iii) All corporate action, stockholder and/or director approval has been properly obtained and completed by Xplorer, to the extent, if any, that they are necessary, to sell and transfer the Units to SNRG.

7.   Effective Date of Exchange

     Notwithstanding the date of Closing, the effective date of the sale of the Units shall be September 30, 1999 (the "Effective Date").

8.   Assignment

     The rights to acquire the Units contained in this Agreement may be assigned in whole or in part by SNRG to third parties who acknowledge and agree to be bound by the terms and conditions of this Agreement; provided however, that the right to assign is expressly limited to an "Affiliate" or subsidiary, or as the result of a corporate reorganization or recapitalization. For the purpose of this Agreement the term "Affiliate" shall be defined as a person or enterprise that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with the assigning party.

9.   Counterparts

     A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

10.  Further Documentation

     Each party hereto agrees to execute such additional instruments and take such action as may be reasonably requested by the other party to affect the transaction, or otherwise to carry out the intent and purposes of this Agreement.

11.  Notices

     All notices and other communications hereunder shall be in writing and shall be sent by prepaid first class mail to the parties at the following addresses, as amended by the parties with written notice to the other:

         To SNRG:          Scientific NRG Incorporated
                           4001 South Decatur, #399
                           Las Vegas, Nevada  89103
                           Telephone:   (702) 871-9080
                           Telefax:     (702) 875-5945


          With copy to:    Archer & Weed
                           4695 MacArthur Court, Suite 530
                           Newport Beach, California  92660
                           Telephone:    (714) 833-5363
                           Facsimile:    (714) 833-5384

          To Xplorer:      Xplorer, S.A.
                           2929 South Maryland Parkway
                           Las Vegas, Nevada 89109-2217
                           Telephone:     (702) 699-5400
                           Facsimile:     (702) 699-5462


12.  Counterparts

     This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemeD an original, but all of which together shall constitute one and the same instrument.

13.  Governing Law

     This Agreement was negotiated, and shall be governed by the laws of Nevada notwithstanding any conflict-of-law provision to the contrary.

14.  Entire Agreement

     This Agreement sets forth the entire understanding between the parties hereto and no other prior written or oral statement or agreement shall be recognized or enforced.

15.  Severability

     If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provision which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

16.  Amendment or Waiver

     Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

17.  Headings

     The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.


                                      Xplorer, S.A.
                                      a Nevada corporation



                                      By      /s/ Steven B. Mortensen
                                      Name: Steven B. Mortensen
                                      Title:   President


                                      Scientific NRG Inc.,
                                      a Minnesota corporation



                                      By    /s/ Jon L. Lawver
                                      Name: Jon L. Lawver
                                      Title:   Secretary