Form 10QSB
period 2000-03-31
XPLORER S A
filed 2000-05-19
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                                             Yes [X]    No [ ]

     As of April30, 2000, NetHoldings.Com had 826,378 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                                      INDEX

                                                                           Page

                                     PART I


Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet
              as of March 31, 2000 (unaudited)...............................1

           Consolidated Condensed Statements of Operations for
              the Three Months Ended March 31, 2000 and 1999 (unaudited).....2

           Consolidated Condensed Statements of Cash Flows for
              the Three Months Ended March 31, 2000 and 1999 (unaudited).....3

           Notes to Consolidated Condensed Financial Statements .............4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................7

                                     PART II

Item 1.    Legal Proceedings.................................................8

Item 2.    Changes In Securities.............................................8

Item 3.    Defaults Upon Senior Securities...................................8

Item 4.    Submission Of Matters To A Vote Of Security Holders...............8

Item 5.    Other Information.................................................8

Item 6.    Exhibits And Reports On Form 8-K..................................8

           Signatures........................................................9



                                        I

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000

ASSETS
Current Assets
     Cash and cash equivalents                                     $        -
     Receivables                                                        3,495
         Total Current Assets                                           3,495


TOTAL ASSETS                                                       $    3,495


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accrued expensed                                          $  495,132
              Total Current Liabilities                               495,132

     Shareholders' Equity (Deficit)
         Preferred stock, par value $.001; authorized
            25,000,000 shares; -0- shares outstanding
         Common stock, par value $.001; authorized 75,000,000
            shares; 826,378 issued and outstanding                        826
         Additional paid in capital                                   919,782
         Accumulated deficit during development stage              (1,411,245)
         Total Shareholders' Equity (Deficit)                        (491,637)

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY (DEFICIT)                                $    3,495






   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                            Statements of Operations
                           For the Three Months Ended
                       March 31, 2000 and 1999(Unaudited)


                                                  For the Three Months
                                                         Ended,
                                                        March 31,
                                                   2000            1999
                                                (Unaudited)     (Unaudited)
Revenues
     Other income                               $         0     $         0
          Total revenues                                  0               0
Costs and expenses:
    General and administrative                       21,500          18,942
    Net loss on investments and
       Settlement of gold contracrs                       0               0
    Interest expense                                      0               0
          Total expenses                             21,500          18,942
Net income (loss)                                   (21,500)        (18,942)

Net income (loss) per common share              $      (.03)    $      (.04)
Weighted average common shares outstanding          826,378         502,160














    The accompanying notes are an integral part of these financial statements

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                          Three Months Ended
                                                  March 31, 2000     March 31, 1999
Cash Flows from Operating Activities
  Net Income (Loss)                                 $    (21,500)      $    (18,942)
  Adjustments to Reconcile Net Income (loss) to
     to net cash used by operating activities:
         Increase in accrued expenses                     21,500             15,050
     Net Cash Used by Operating Activities                     -             (3,892)

NET DECREASE IN CASH                                           -             (3,892)
CASH, at Beginning of Period                                   -              3,892
CASH, at End of Period                              $          -       $          -















   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                           (Formerly Xplorer, S. A. )
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 2000



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

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $7,070,824 before minority interest from inception to March 31, 2000, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage enterprise and, as such, is incurring expenses related to its search for new business opportunities. The Company continues its efforts towards achieving a profitable operation and, although management is confident of achieving that goal, the Company cannot assure its shareholders that it will be successful in operating a profitable business.

Going Concern

     The Company's working capital resources during the period ended March 31, 2000 were provided through increases in accrued expenses. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue.

     The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during 2000. Accordingly, the accompanying financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations

For the three  months ended March 31, 2000

     There were no revenue generating operations during the three months ended March 31, 2000 and 1999.

     Total expenses were $21,500 in the current quarter and $18,900 in the comparable period last year. The change is not considered material.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had a working capital deficit of $492,000, for which the increase from year end was due entirely to an increase in accrued expenses.

     The Company had no cash on hand at March 31, 2000. The limited cash balance is a direct result of the Company having no operations during the periods.

     The Company's plan is to keep searching for additional sources of capital and new operating opportunities. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 1999 to include an explanatory paragraph with respect to the uncertainty.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

     Additionally, as of March 31, 2000, the Company had no operations or employees other than its President.

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

                                       NetHoldings.Com, Inc.
                                       (Formerly Xplorer, S.A.)
                                       (Registrant)

Dated:   May 18, 2000                  By: /s/   Leonard J.Roman
                                       Leonard J. Roman
                                       Treasurer, Chief Financial Officer and
                                       Director; NetHoldings.Com, Inc.