Form 10-Q
period 2000-06-30
XPLORER S A
filed 2000-08-11
CIK 852570

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

                                                              Yes [X]   No [ ]

As of July 31, 2000, NetHoldings.Com had 1,200,045 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                                      INDEX

                                                                            Page

                                     PART I


Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet
              as of June 30, 2000 (unaudited)..................................1

           Consolidated Condensed Statements of Operations for the Three
              and Six Months Ended June 30, 2000 and 1999 (unaudited)..........2

           Consolidated Condensed Statements of Cash Flows for the Six
              Months Ended March 31, 2000 and 1999 (unaudited).................3

           Notes to Consolidated Condensed Financial Statements................4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................6

                                     PART II

Item 1.    Legal Proceedings...................................................7

Item 2.    Changes In Securities...............................................7

Item 3.    Defaults Upon Senior Securities.....................................7

Item 4.    Submission Of Matters To A Vote Of Security Holders.................7

Item 5.    Other Information...................................................7

Item 6.    Exhibits And Reports On Form 8-K....................................8


           Signatures..........................................................9




                                        I

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000

ASSETS
Current Assets
   Cash and cash equivalents                                   $              -
   Receivables                                                            3,495
        Total Current Assets                                              3,495

TOTAL ASSETS                                                   $          3,495


LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current Liabilities
     Accrued expensed                                          $        516,632
        Total Current Liabilities                                       516,632

   Shareholders' Deficit
     Preferred stock, par value $.001; authorized 25,000,000
         shares; -0- shares outstanding
     Common stock, par value $.001; authorized 75,000,000
         shares; 1,180,045 issued and outstanding                         1,180
     Additional paid in capital                                       1,273,095
     Accumulated deficit during development stage                    (1,786,412)
        Total Shareholders' Deficit                                    (512,137)

TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIT                                     $          3,495









   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                            Statements of Operations
                       For the Three and Six Months Ended
                        June 30, 2000 and 1999(Unaudited)

                                            For the Three Months            For the Six Months
                                                   Ended,                         Ended,
                                                  June 30,                       June 30,
                                          2000               1999          2000            1999
                                       (Unaudited)        (Unaudited)   (Unaudited)     (Unaudited)
Revenues
   Other income                      $         -          $         -    $        -     $         -
      Total revenues                           -                    -             -               -
Costs and expenses:
   General and administrative            375,167               17,250       396,667          36,192
      Total expenses                     375,167               17,250       396,667          36,192
Net income (loss)                       (375,167)             (17,250)     (396.667)        (36,192)

Net income (loss) per common share   $      (.34)        $       (.03)   $     (.41)    $      (.07)
Weighted average common
  shares outstanding                   1,098,430              502,160       963,915         502,160











   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                     Six Months Ended
                                                                 June 30,        June 30,
                                                                   2000           1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                           $   (396,667)   $  (36,192)
   Adjustments to Reconcile Net Income (loss) to
      to net cash used by operating activities:
          Shares issued to employees and consultants for
               services rendered                                    353,667             -
          Increase in accrued expenses                               43,000        32,300
   Net Cash Used by Operating Activities                                  -        (3,892)
    NET DECREASE IN CASH                                                  -        (3,892)
     Cash, at Beginning of Period                                         -         3,892
     Cash, at End of Period                                    $          -    $        -
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
       Interest                                                $          -    $        -
       Income taxes                                            $          -    $        -
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Fair value of common stock issued to employees and
         consultants                                           $    353,667    $        -






   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S. A.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 2000



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

     The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of June 30, 2000.

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

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $5,143,480 before minority interest from inception to June 30, 2000, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Income (Loss) per Common Stock

     Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. The historical loss per share has been retroactively adjusted to give effect to the 40 for 1 reverse stock split in December 1999. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.

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

     On April 21, 2000, the Company issued 353,667 shares of common stock to employees and consultants for services rendered. Such shares were registered by management of the Company with the Securities and Exchange Commission on Form S-8 registration statement.

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

Going Concern

     The Company's working capital resources during the period ended June 30, 2000 were provided through increases in accrued expenses. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue.

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

Results of Operations

For the three  months ended June 30, 2000

     There were no revenue generating operations during the three months ended June 30, 2000 and 1999.

     Total expenses were $375,167 in the current quarter and $17,250 in the comparable period last year. The change is due to issuance of 353,667 shares of the company stock to employees and consultants of the Company. Because the stock of the company is not actively traded, management valued the shares issued at one dollar.

For the six months ended June 30, 2000

     There were no revenue generating operations during the six months ended June 30, 2000 and 1999.

     Total expenses were $396,167 in the current six months and $36,192 in the comparable period last year. The change is due to issuance of 353,667 shares of the company stock to employees and consultants of the Company. Because the stock of the company is not actively traded, management valued the shares issued at one dollar.

Liquidity and Capital Resources

     As of June 30, 2000, the Company had a working capital deficit of $512,000, for which the increase from year end was due entirely to an increase in accrued expenses.

     The Company had no cash on hand at June 30, 2000. The limited cash balance is a direct result of the Company having no operations during the periods.

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

     Additionally, as of June 30, 2000, the Company had no operations or employees other than its President.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes In Securities

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Form 8-K

              None

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

                                    NetHoldings.Com, Inc.
                                    (Formerly Xplorer, S.A.)
                                    (Registrant)

Dated:   August 11, 2000            By: /s/ Leonard J.Roman
                                    Leonard J. Roman
                                    Treasurer, Chief Financial Officer and
                                    Director; NetHoldings.Com, Inc.