Form 10QSB
period 2000-09-30
NETHOLDINGS COM INC
filed 2000-11-20
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

As of November 15, 2000, NetHoldings.Com had 605,420 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [   ]No [ X ]

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                                      INDEX

                                                                            Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet
           as of September 30, 2000 (unaudited)..............................  1

         Consolidated Condensed Statements of Operations
           for the Three and Nine Months Ended September 30, 2000 and 1999
           (unaudited).......................................................  2

         Consolidated Condensed Statements of Cash Flows for the Six Months
           Ended September 30, 2000 and 1999 (unaudited).....................  3

         Notes to Consolidated Condensed Financial Statements................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................6

                                     PART II

Item 1.  Legal Proceedings...................................................  7

Item 2.  Changes In Securities...............................................  7

Item 3.  Defaults Upon Senior Securities.....................................  7

Item 4.  Submission Of Matters To A Vote Of Security Holders.................  7

Item 5.  Other Information...................................................  7

Item 6.  Exhibits And Reports On Form 8-K....................................  8

         Signatures..........................................................  9



                                        I

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000


ASSETS
Current Assets
  Cash and cash equivalents                                  $        96
  Receivables                                                      3,275
      Total Current Assets                                         3,371


TOTAL ASSETS                                                 $     3,371


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
   Accrued expensed                                          $   540,609
       Total Current Liabilities                                 540,609

Shareholders' Deficit
   Preferred stock, par value $.001; authorized 25,000,000
     shares; -0- shares outstanding
   Common stock, par value $.001; authorized 75,000,000
     shares; 590,025 issued and outstanding                          590
   Additional paid in capital                                  1,273,685
   Accumulated deficit during development stage               (1,818,255)
       Total Shareholders' Deficit                              (543,980)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $     3,371













   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                            Statements of Operations
                       For the Three and Nine Months Ended
                     September 30, 2000 and 1999(Unaudited)



                                  For the Three Months    For the Nine Months
                                          Ended,                Ended,
                                       September 30,           September 30,
                                     2000        1999        2000        1999
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenues
     Other income                  $    --    $     --    $      --   $      --
          Total revenue                 --          --           --          --
Costs and expenses:
    General and administrative       31,843    319,025      428,510     355,217
          Total expenses             31,843    319,025      428,510     355,217
Net income (loss)                   (31,843)  (319,025)    (428,510)   (355,217)

Net income (loss) per common share $   (.05)  $  (1.27)   $    (.83)  $   (1.41)
Weighted average common
 shares outstanding                 590,023    251,080      517,979     251,080


















   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S.A.)
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                       2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $   (428,510)  $   (355,217)
  Adjustments to Reconcile Net Income (loss) to
    to net cash used by operating activities:
    Shares issued to employees and consultants for
      services rendered                                   353,667            --
    Increase in accrued expenses                           74,939       351,325
  Net Cash Provided (Used) by Operating Activities             96        (1,394)

NET INCREASE (DECREASE IN CASH)                                96        (3,892)
  Cash, at Beginning of Period                                 --         3,892
  Cash, at End of Period                            $          96    $       --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Fair value of common stock issued to
    employees and consultants                       $     353,667    $       --












   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly Xplorer, S. A.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Nine Month Period Ended September 30, 2000



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

     The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of September 30, 2000.

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

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the value underlying its assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $1,818,000, excluding the operations of its former subsidiary, Atlantic Pacific Trust, LLC ("APT"), from inception to September 30, 2000, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Income (Loss) per Common Stock

     Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. The historical loss per share has been retroactively adjusted to give effect to a one for 2 reverse stock split in September 2000 and a 1 for 40 reverse stock split in December 1999. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.

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

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which adopted by the Company. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

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

Going Concern

     The Company's working capital resources during the period ended September 30, 2000 were provided primarily through increases in accrued expenses. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue.

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

Results of Operations

For the three  months ended September 30, 2000

     There were no revenue generating operations during the three months ended June 30, 2000 and 1999.

     Total expenses were $31,843 in the current quarter and $319,025 in the comparable period last year. The change is due to the Company accruing a $300,000 fee payable to third party advisors for past and future consulting services in the third quarter of 1999.

For the Nine months ended September 30, 2000

     There were no revenue generating operations during the nine months ended September 30, 2000 and 1999.

Total expenses were $428,510 in the current nine months and $355,217 in the comparable period last year. The primary components were the issuance of 353,667 shares of the company stock to employees and consultants of the Company valued at $1 per share in fiscal 2000 and the Company accruing a $300,000 fee payable to third party advisors for past and future consulting services in fiscal 1999. Because the stock of the company is not actively traded, management valued the shares issued at one dollar.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had a working capital deficit of $540,000, for which the increase from year end was due entirely to an increase in accrued expenses.

     The Company had minimal cash on hand at September 30, 2000. The limited cash balance is a direct result of the Company having no operations during the periods.

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

Other Events

     On August 31, 2000 the Company announced that it had signed a Letter of Intent to acquire Capital Markets Group, Inc., a privately held, Internet-based real time provider of original financial content. On November 10, 2000, the Company announced the termination of the definitive agreement to acquire Capital Markets Group, Inc.


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

                                             NetHoldings.Com, Inc.
                                             (Formerly Xplorer, S.A.)
                                             (Registrant)

Dated:   November 20, 2000           By: /s/ Leonard J.Roman
                                             Leonard J. Roman
                                             Treasurer, Chief Financial Officer
                                             and Director;
                                             NetHoldings.Com, Inc.