Form 10KSB
period 2000-12-31
NETHOLDINGS COM INC
filed 2001-04-16
CIK 852570

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000     Commission file number 0-17874

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

                                   88-0199674
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (702) 699-5400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for its most recent year ended December 31, 2000: $ -0-. As of March 31, 2001 the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.(See definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately: $620,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the registrant had 1,578,737 shares of common stock, $.001 par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.  Business...........................................................  3

Item 2.  Properties.........................................................  6

Item 3.  Legal Proceedings................................................... 6

Item 4.  Submission of Matters to a Vote of Security Holders................. 6

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder matters.. 6

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 7

Item 7.  Financial Statements................................................ 9

Item 8.  Change in and Disagreements With Accountants........................ 9

                                    PART III

Item 9.  Directors and Executive Officers................................... 10

Item 10. Executive Compensation............................................. 11

Item 11. Security Ownership of Certain Beneficial Owners and Management......13

Item 12. Certain Relationships and Related Transactions......................14

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K....................................14

         Index to Consolidated Financial Statements .........................F-i

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

NetHoldings.Com, Inc. ("NetHoldings.Com"or "The Company") was originally incorporated as L.A. Entertainment, Inc. under the laws of the State of Nevada on May 2, 1984. In 1992, the Company changed its name to Gerant Industries, Inc. ("Gerant"); in August, 1996 changed its name to Xplorer, S.A. ("Xplorer") and in August, 1999, further changed its name to NetHoldings.Com, Inc.

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

In November, 1996, the Company acquired an additional 189,960 UBI's of APT in exchange for 237,550 shares of its preferred stock. In September,1997, the Company acquired an additional 20,000 UBI's of APT in exchange for 125,000 shares of its common stock.

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

In August, 1999, the Company converted a Note payable in the amount of $450,000, into 75,000 shares of the common stock of the Company, and in September, 1999, converted all 1,280,550 shares of its Preferred Stock owned by a single shreholder into 12, 805,500 shares of Xplorer, S.A. common stock.

In August 2000, the Company effected a 1 for 2 reverse stock split and in December 1999, the Company effected a 1 for 40 reverse stock split. All share information presented herein has been adjusted to give effect to these splits.

Currently, the Company is a development stage enterprise and has not achieved its intended operations or related revenue as of March 31, 2001.

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

As of this date, The Company had three employees, who are also officers and directors. The Company has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 2000.


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


          2000                       Bid(1)          Asked(1)
Quarter ending December 31, 2000     $  1.25         $  4.75
Quarter ending September 30, 2000    $  1.75         $ 16.00
Quarter ending June 30, 2000         $  1.75         $  5.00
Quarter ending March 31, 2000        $  1.50         $  4.00

          1999
Quarter ending December 31, 1999     $  7.20         $  17.60
Quarter ending September 30, 1999    $  7.20         $  14.40
Quarter ending June 30, 1999         $  6.40         $  22.40
Quarter ending March 31, 1999        $  2.40         $  22.40

     (1) Amounts presented have been adjusted to give retroactive effect to the 1 for 2 reverse stock split in August 2000 and the 1for 40 reverse stock split in December 1999.

(a)  Holders:

     The approximate number of holders of record of Common Shares, as of March 31, 2001, was 510.

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

    The new business strategy of the Company is to make acquisitions of or investments in what management considers to be businesses which present the greatest opportunities for growth: entertainment, communications(including the Internet), financial services, natural resources and consumer goods.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

There were no revenue generating operations during 2000 and 1999 and, consequently, no operating revenues or cost of revenues were recorded.

General and administrative expenses were $1,105,000 in 2000 compared to $334,000 in 1999 as a result of only limited operations in both 2000 and 1999. General and administrative costs in 2000 were comprised primarily of non cash compensation paid in shares of common stock of $353,000 to directors and consultants, and $567,000 as a finders fee. Other expenses accrued in 2000 were advisory fees, legal and accounting and general administrative costs of $185,000. The 1999 costs were comprised of a restructuring fee of $270,000, advisory fees of $40,000 and professional services of $31,000.

Liquidity and Capital Resources

As of December 31, 2000 the Company had a working capital deficiency of $95,000, a decrease of $375,000 from 1999. The decrease was attributable to the Company settling through the issuance of common stock the majority of its accrued expenses during 2000. The Company had $1,000 cash at December 31, 2000.

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

Additionally, as of December 31, 2000, the Company had three employees including officers and directors.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

         Report of Independent Auditor..................................... F-1

         Consolidated Balance Sheet........................................ F-2

         Consolidated Statement of Operations for the year ended
          December 31, 1999................................................ F-3

         Consolidated Statement of Shareholders' Equity for
          the year ended December 31, 1999................................. F-4

         Consolidated Statement of Cash Flows for the year
          ended December 31, 1999.......................................... F-7

         Notes to Financial Statements...................................F-9-17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     Name                  Age               Position
Steven B. Mortensen         40     Chairman of the Board and President
Leonard J. Roman            51     Director and Chief Financial Officer
Jon L. Lawver               62     Director and Secretary
Jon W. Bice  (1)            56     Former Director, Treasurer and
                                    Chief Financial Officer
Thomas C. Roddy, PE. (1)    48     Former Director
Joyce J. Pellet  (1)        64     Former Director
Benjamin C. Rice  (1)       62     Former Director
______________________________

  (1)As part of a restructuring of Company in July 1999, Mr. Bice, Mr. Roddy, Ms. Pellet and Mr. Rice resigned their positions as Officers and Directors of the Company.

Steven B. Mortensen, Chairman of the Board since July, 1996 and President since June 1998. Mr. Mortensen was Secretary from July, 1996 to June 1998. Mr. Mortensen majored in computer science and math at Brigham Young University. Previously, in 1991, Mr. Mortensen was senior vice president of the "B" paper division of Trump Mortgage Group Inc. Mr. Mortensen's other past positions include: President of North Star Industries, a mining, residential and commercial contractor; President and owner of Hillcrest Development and Land, Sales and Marketing Director of Mortensen Construction and Lifestyle Homes, Inc.

Leonard J. Roman has been Chief Financial Officer and a director since July 1999 and has 30 years of diversified public and private business management experience. Since 1997, Mr. Roman has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Financial Officer of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Roman currently serves as Chief Financial Officer of NuOasis Resorts, Inc., Oasis Resorts, Inc. and NewBridge Capital, Inc. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He is a CPA with a B.S. degree from St. John's University.

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

Thomas C. Roddy, former director and President, Chief Executive Officer from July, 1996 to June 1998. Mr. Roddy is a registered civil engineer in the State of California. He received a B.S. in civil engineering from California State University, Fresno in 1978. From 1978 through 1985, Mr. Roddy was a senior engineer for Boyle Engineering Corporation, Bakersfield, California. Since 1985, Mr. Roddy has been a consulting engineer in Bakersfield, California. His engineering background is extensive and includes experience as project manager/engineer for various mining projects in California and Nevada.

Joyce J. Pellet former director, presently serves as trustee of Bedrock Trust, which owns and manages several rental properties. She also actively serves as trustee for Sequoia Trust and was co-trustee of Atlantic Pacific Trust.

Benjamin C. Rice, former director, is an attorney licensed to practice in the State of Idaho. He received a B.S. in psychology and economics from Brigham Young University in 1964 and a Juris Doctorate degree from Golden Gate university in 1971. He has been engaged in the private practice of law since 1988, specializing in constitutional law, trust, tax law, asset protection and mining law. He serves as corporate counsel for several corporations and trusts, including Atlantic Pacific Trust and Emtec, Inc. Mr. Rice has been a law professor at National University and has served as general counsel for an operating mining company, Toone- Mitchell Mining Company.

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

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $60,000 during the years ended December 31, 2000, 1999 and 1998, respectively, less any stock incentives issued. There are no written employment agreements with any employee of the Company.

In April 2000, in connection with a Form S-8 registration statement filed with the Securities and Exchange Commission, the directors and officers of the Company and others received shares of common stock of the Company for services rendered. Mr. Mortensen, Chairman of the Board and President received 117,334 shares of common stock.

1997 Stock Incentive Plan

On January 24, 1997, the Company's Board of Directors approved a 1997 Stock Incentive Plan (the "1997 Plan"). The purpose of the 1997 Plan is to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1997 Plan, regular salaried employees, including directors who are full time employees, and non-employee directors, may be granted options exercisable at not less than 100% of the fair value of the share at the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration may not exceed ten years. Since there was no public market for the Company's shares at the time of previous grants, the fair market value had been previously determined by the Board of Directors. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company, said employment shall include a leave of absence, with the consent of the Company, but shall not exceed three months, or death. The purchase price and number of shares that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

The amount of options granted and to whom, are determined by the Board of Directors at their discretion. There are no specific criteria, performance formulas or measures.

Under the 1997 Plan, of the 1,500,000 shares available for grant, 680,000 were granted in January 1997 to officers, directors, consultants, and employees.

In October 1999, in anticipation of the 40 for 1 stock split to be effected in December, the Board of Directors of the Company amended the 1997 Plan such that the number of shares covered by the 1997 Plan, 1,500,000 were not to be adjusted for the split. Further, the purchase price for each share to be issued upon exercise of then outstanding options was adjusted to $4.00 per share. The expiration date and other terms in the 1997 Plan were not changed. Outstanding options under the Plan in September 2000, were adjusted for the 1 for 2 reverse stock split.

The following table sets forth certain information with respect to all qualified stock options held as of March 31, 2001 by the Company's executive officers under the 1997 Plan. All options are exercisable at a price equal to fair market value on date of grant and terminate 10 years from date of grant. None of these options has been exercised.

                              Number of   Exercise       Expiration
        Name                   Options   Price/Share         Date
  Steven B. Mortensen          75,000     $ 4.00        January 30, 2007
  Thomas C. Roddy              37,500       4.00        January 30, 2007
  Jon W. Bice                  37,500       4.00        January 30, 2007
  All executive officers
   as a group                  75,000       4.00        January 30, 2007
   (1 person)


Non-Qualified Stock Options

On January 31, 1997, 40,000 non-qualified stock options were granted to two persons in consideration for services rendered to the Company. The exercise price for all options has been adjusted to $4.00 per share, as a result of the 1 for 2 reverse stock split in September 2000. None of these options has been exercised. All of these options expire on January 30, 2007.

Effective June 30, 1999, in connection with an Advisory and Management Agreement entered into by the Company and Fred G. Luke, doing business as NuVen Advisors, Inc., 1,500,000 non-qualified stock options were granted to NuVen Advisors, Inc.
 . The exercise price of these options has been adjusted to $1.00 per share. The options expire on June 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information, as of March 31, 2001, with respect to the beneficial ownership of the Company's Common Stock, par value $.001 per share, by holders of more than five percent of the Company's Common Stock, by each director and executive officer of the Company, and by all directors and officers of the Company as a group.


     Name and Address of         Number of Shares          Percent
       Beneficial Owner        Beneficially Owned(1)      of Class(2)
  Steven B. Mortensen                122,022(3)               7.7%
  Leonard J. Roman                   15,000                   *
  Jon L. Lawver                      15,000                   *
  Bersh (International)
    Ventures, Limited                500,000(4)              31.7%
  NuVen Advisors, L.P.               350,000(5)              22.2%
  Financiera Intervest S.A.          216,038(6)              13.7%
  European Holdings, Inc.            85,000(7)               5.4%

*   Less than one percent (1%).

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above and the address for each beneficial holder is in care of the Company.

(2)  Based upon 1,578,737 shares of Common Stock outstanding.

(3) Does not include 6,102 shares in the Hughes Irrevocable Trust for the benefit of Mr. Mortensen's wife. Mr. Mortensen disclaims any beneficial interest in these shares. Does not include options to purchase 75,000 shares of the Company's common stock.

(4) The address for this beneficial holder is Portland House, Suite 23, Glacis Road, Gibraltar.

(5) The Address for this beneficial holder is 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660.

(6) The address for this beneficial holder is c/o Noe Kawer, 125 Meters E. of Cemaco Cond Erika #1 Sabana Oeste, San Jose, Costa Rica, C.A.

(7) The address for this beneficial holder is Victoria House, P.O. Box 58, Thr Valley, Anguilla.



     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective June 25, 1999, the Company entered into an Advisory Agreement ("The Agreement") with Fred G. Luke doing business as NuVen Advisors, Inc.("NuVen"or "Advisor") to act as the exclusive financial advisor to the Company in connection with a proposed restructuring of the Company and then to advise and assist the Company with (i) the purchase of other businesses or a joint venture or merger between the Company and an enterprise or individual currently not an affiliate of the Company, and (ii) the potential sale of all or a portion of the Company's assets.

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

Effective, October 1, 1999, the Agreement was amended reducing the monthly advisory fee to $3,500 per month and assigning the agreement to NuVen Advisors Limited Partnership. Additionallly, in connection with the agreement to reduce the fee, NuVen Advisors Limited Partnership was granted an additional option to purchase 500,000 shares of common stock at $.50 per share. During 2000, 142,000 shares of common stock was issued to settle the amounts owing for the advisory agreement and loans made to the Company totaling $143,178. As of December 31, 2000, there were no advisory fees accrued and unpaid.

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

     4.4(a)    Amendment to the "B" Warrant Agreement dated August 5, 1999.

     4.5(2) "C" Warrant Agreement between Company and Atlantic Pacific Trust dated August 5, 1996.

     4.5(a)    Amendment to the "C" Warrant Agreement dated August 5, 1999.

     4.6 Amendment to "Units of Reorganized Debtor's Securities Dated October 1, 1999."

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

     10.8(3)  1997 Stock Incentive Plan.

     10.8(a)  Amendment to the 1997 Stock Incentive Plan dated October 1, 1999.

     10.9     Advisory Agreement with NuVen Advisors, Inc. effective June 30,
              1999.

     10.9(a) First Amendement to Advisory Agreement and assignment to NuVen Advisors Limited Partnership effective October 1, 1999.

     10.10    Director fee agreement with Steven B. Mortensen dated April 1,
              2000.

     10.11    Director fee agreement with Leonard J. Roman dated April 1, 2000.

     10.12    Director fee agreement with Jon L. Lawver dated April 1, 2000.

     10.13 Fee agreement for introduction services with NewBridge Capital, Inc.

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

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NetHoldings.Com, Inc.

Date:    April 16 , 2001           By: /s/ Steven B. Mortensen
                                           Steven B. Mortensen, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                  Title                            Date
/s/ Steven B. Mortensen   President and Chairman of the Board   April 16 , 2001
    Steven B. Mortensen

/s/ Leonard J. Roman      Treasurer/Financial Officer and       April 16, 2001
    Leonard J. Roman      Director

/s/ Jon L. Lawver         Secretary and Director                April 16, 2001
    Jon L. Lawver

                                NetHoldings, Inc.
                            (Formerly XPLORER, S.A.)
                                DECEMBER 31, 2000



                                TABLE OF CONTENTS


                                                                           Page

Independent Auditor's Report............................................... F-1

Balance Sheet.............................................................. F-2

Statements of Operations................................................... F-3

Statements of Shareholders' Deficit........................................ F-4

Statements of Cash Flows................................................... F-7

Notes to Financial Statements.............................................. F-9

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors of
NetHoldings.Com, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of NetHoldings.Com, Inc. formerly Xplorer, S.A. (the Company), a development stage enterprise, as of December 31, 2000, and the related statements of operations, shareholders' deficit and cash flows for the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

As of December 31, 2000, the Company has significant negative working capital and exposure to financial uncertainties (see Notes 1 and 2).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, there are conditions which raise substantial doubt about the Company's ability to continue as a going concern, including the Company's ability to raise additional capital to fund its operations. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of these uncertainties.

                                   BROWN ARMSTRONG RANDALL
                                   REYES PAULDEN & McCOWN
                                   ACCOUNTANCY CORPORATION




Bakersfield, California
April 10, 2001

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                DECEMBER 31, 2000




ASSETS
 Current Assets
  Cash and cash equivalents                                     $       946
  Total Current Assets                                                  946

TOTAL ASSETS                                                    $       946

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current Liabilities
   Accrued expenses                                             $    94,512
     Total Current Liabilities                                       94,512

Shareholders' Deficiency
Preferred stock, par value $.001; authorized
 25,000,000 shares; -0- shares outstanding                                -
Common stock, par value $.001; authorized
 75,000,000 shares; 1,578,737 issued and outstanding                  1,579
Additional paid in capital                                        2,401,041
Accumulated deficit during development stage                     (2,496,186)
     Total Shareholders' Deficit                                    (93,566)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $       946








   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                AND THE PERIOD FROM AUGUST 31, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 2000


                                                            For the Period
                                                            Frpom August 15,
                                                            1996 (Inception)
                                    For The Year Ended         through
                                        December 31,         December 31,
                                     2000         1999          2000


Revenues
 Other income                    $         -  $         -    $    62,976
 Interest income                           -            -         88,420
  Total revenues                           -            -        151,396
Expenses
 Commission expense                        -            -        774,826
 General and administrative        1,105,441      344,197      2,955,185
 Loss on impairment of
  mining assets                            -            -      3,303,500
 Loss on impairment of
  other assets                             -            -        500,000
 Net loss on investments and
  settlement of gold contracts             -            -        350,022
 Interest expense                          -            -        422,628
  Total expenses                   1,105,441      344,197      8,306,161
Net loss before minority
  interest                        (1,105,441)    (344,197)    (8,154,765)

Minority interest                          -            -      2,281,011

Net loss                         $(1,105,441) $  (344,197)   $(5,873,754)

Net loss per common share(1)     $     (1.15) $     (1.18)

Weighted average common
  shares outstanding(1)              957,903      291,565

(1) Per share amounts adjusted to give retroactive effect for a 2 for 1 reverse stock split in September 2000.


   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com,Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                   STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                         Accumulated
                                                                                          Deficit
                                                                              Additional   During
                                       Common Stock(1)     Preferred Stock     Paid-in   Development
                                      Shares    Amount    Shares     Amount    Capital      Stage         Total

Balance, January 1, 1996                 4,442  $    4           -  $     -  $ 1,794,132 $   (104,001) $ 1,690,135

August 15, 1996 merger with
  Gerant pursuant to the Plan
    (August 1996)                      183,013     183   1,043,000    1,043      267,220       52,000      320,446
Stock issued to special creditors
  pursuant to the Plan
  (September 1996)                      12,553      13           -        -       99,589            -       99,602
Preferred stock issuance to Atlantic
   beneficiary for 189,960 LLC's
  (December 1996)                            -       -     237,550      238      207,300            -      207,538
Dividend waiver on preferred
  stock (December 1996)                 12,500      13           -        -       99,988     (100,000)           -
Stock issued to employees and
  consultants for professional
  services (1996 and 1997)              32,963      33           -        -       97,102            -       97,135
Shares issued for purchase of
  20,000 units in Atlantic Pacific
  Trust(September 1997)                  3,150       3           -        -          247            -          250
Shares retired(September 1997)          (1,035)     (1)          -        -          (81)           -          (82)
Net loss for the periods                     -       -           -        -            -   (3,988,694)  (3,988,694)
Minority interest losses in
  excess of minority interest
  equity                                     -       -           -        -            -     (965,000)    (965,000)
Balance, December 31, 1997             247,585  $  248   1,280,550  $ 1,281  $ 2,565,497  $(5,105,695)  (2,538,670)
                                                                                                        (Continued)




   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                          Accumulated
                                                                                            Deficit
                                                                              Additional     During
                                      Common Stock (1)     Preferred Stock     Paid-in     Development
                                      Shares    Amount    Shares     Amount    Capital        Stage       Total

Shares issued on stock options
  (March 1998)                              93  $    -           -  $     -        3,447            -        3,447
Stock issued to employees and
  consultants for professional
  services (July 1998)                   3,775       4           -        -       21,422            -       21,426
Net loss for period                          -       -           -        -            -     (435,422)    (435,422)
Minority interest losses in
  excess of minority interest
  equity                                     -       -           -        -            -     (123,711)    (123,711)
Balance, December 31, 1998             251,453     502   1,280,550    1,281    2,590,366   (5,664,828)  (3,072,930)

Note payable converted to common
  stock) (August 1999)                   1,875       2           -        -      449,998            -      450,000
Preferred stock converted to
  common stock (September 1999)        160,076     160  (1,280,550)  (1,281)       1,121            -            -
Spinnoff of Atlantic Pacific
  Trust (September 1999)                     -       -           -        -   (2,121,290)   4,618,280    2,496,990
Net loss for period                          -       -           -        -            -     (344,197)    (344,197)
Balance, December 31, 1999             413,403     413           -        -      920,195   (1,390,745)    (470,137)

Stock issued for compensation
  (April 2000)                         176,834     177           -        -      353,490            -      353,667
Stock issued for settlement of
  debt (Aug 2000)                      550,500     551           -        -      561,128            -      561,678
Stock issued for finder's fee
  (Aug 2000)                           438,000     438           -        -      566,229            -      566,667
Net loss for period                          -       -           -        -            -   (1,105,441)  (1,105,441)
Balance, December 31, 2000           1,578,737  $1,579           -  $     -  $ 2,401,041  $(2,496,186) $   (93,566)

(1) Per share amounts adjusted to give retroactive effect for a 2 for 1 reverse stock split in September 2000










   The accompanying notes are an integral parts of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 19989
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                                DECEMBER 31, 2000

                                                               For the Period
                                                               From August 15,
                                                              1996, (inception)
                                    For The Year Ended           through
                                       December 31,            December 31,
                                     2000          1999           2000
Cash Flows from Operating
 Activities
  Net loss                         $(1,105,441) $ (344,197)  $(5,873,754)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Minority interest in net
     loss of company                         -           -    (2,281,011)
    Loss due to impairment of
     mining assets                           -           -     3,303,500
    Loss due to impairment of
     other assets                            -           -       500,000
    Loss on settlement of note
     receivable                              -           -       256,487
    Depreciation and amortization            -       1,803       204,888
    Accretion of interest                    -           -       160,400
    Loss on marketable securities            -           -       189,400
    Shares issued for compensation     353,667           -       353,667
    Shares issued for finder's fee     566,667           -       566,667
    Accrued expenses and other
     liabilities                      (379,120)    338,502       261,133
    Related party payables                  -            -       364,675
    Accrued Gerant obligations              -            -      (140,000)
    Due to trustee                          -            -       131,603
    Accounts receivable                 3,495            -       (54,376)
Net Cash Used by Operating
 Activities                          (560,732)      (3,892)   (2,056,721)

Cash Flows from Financing
 Activities
  Sale of Atlantic units for cash           -            -       458,300
  Proceeds from sale of investment
   contracts                                -            -     2,310,826
  Payments on investment contracts          -            -      (601,900)
  Repayment of gold contracts               -            -      (479,364)
  Repayment of U.S. Bonds                   -            -      (145,269)
  Proceeds from notes payable               -            -       450,000
  Note payable converted in common
   stock                                    -     (450,000)     (450,000)
  Common stock issued in debt
   conversion                         561,678     (450,000)    1,011,678
  Sale of common stock                      -            -        24,873
Net Cash Provided by Financing
  Activities                          561,678            -     2,541,071

                                                              (Continued)


   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formally XPLORER, S.A.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                AND THE PERIOD FROM AUGUST 15, 1996 (Inception of
                Development Stage Enterprise Activities) THROUGH
                          DECEMBER 31, 2000(Continued)

                                                               For the Period
                                                               From August 15,
                                                              1996, (inception)
                                    For The Year Ended           through
                                       December 31,            December 31,
                                     2000          1999           2000

Cash Flows from Investing
 Activities
  Computer equipment purchases              -            -        (8,000)
  Mining property expenditures              -            -      (527,000)
  Sale of property and equipment            -            -         2,180
  Acquisition of marketable
   securities                               -            -    (1,273,513)
  Proceeds from marketable
   securities                               -            -     1,054,513
  Gerant creditor expenditures              -            -      (355,000)
  Proceeds of other investments             -            -       249,343
Net Cash Provided (Used) by
 Investing Activities                       -            -      (857,477)
Net Increase (Decrease) in Cash           946       (3,892)     (335,054)

Cash Balance, Beginning of Year             -        3,892       336,000

Cash Balance, End of Year          $      946   $        -   $       946
Interest Paid                      $        -   $        -   $   124,180

Income Taxes Paid                  $        -   $        -   $     2,400
Non-Cash:
  Minority losses in excess of
   minority equity                 $        -   $  123,711   $ 1,088,711



   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS



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

The Company is a development stage enterprise and has not achieved its intended operations or related revenue as of December 31,2000.

Through September 30, 1999 the Company owned 59% of Atlanta Pacific Trust, LLC
(APT). APT is the owner of the Evening Star Mine and through its related company, Atlantic-Pacific Finanzprodukte, GMBH (APT Germany), secured financing for its exploration and development activities. The operations of APT have been included in the operations of the Company through September 30, 1999.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $8,154,765 before minority interest from inception to December 31, 2000, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and through September 30, 1999 the accounts of its 59% owned subsidiary, Atlantic Pacific Trust, LLC (APT), and APT's related company, Atlantic- Pacific Finanzprodukte, GmbH. In consolidations, all significant intercompany balances and transactions are eliminated.

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

Income (Loss) per Common Stock

Income (loss) per share of common stock is computed based on the weighted average number of shares outstanding. The historical loss per share has been retroactively adjusted to give effect to the 2 for 1 reverse stock split in September 2000. Warrants, options and convertible debentures have not been included in the calculation as their effect would be anti-dilutive.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide proforma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company intends to continue to account for its stock-based compensation under Accounting Principles Board No. 25; however, the Company has adopted the disclosure provisions of SFAS 123 for the fiscal year ended December 31, 2000.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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


NOTE 3 - AFFILIATES AND RELATED PARTIES

As previously noted, effective September 30, 1999, the Company assigned all its rights and interest in APT to an unrelated entity in exchange for a fully reserved for note owned by that entity. The note received, although fully reserved for, was collateralized by marketable securities with a market value of approximately $450,000. As a result, the Company no longer has an affiliate relationship with APT or any entities that were related to APT.

Previously significant relationships existed through APT with Sequoia Trust and Emtec, Inc. which leased land and provided services to APT.

NOTE 4 - SHAREHOLDERS' EQUITY

During 2000, the following major equity transactions occurred:

  - The Company issued 353,667 shares of its common stock (prior to the 2 for 1 reverse stock split) to employees and consultants in compensation for services rendered in the amount of $353,667.

  - The Company issued 1,101,000 shares of its common stock (prior to the 2 for 1 reverse stock split) in settlement of debts in the amount of $561,678.

  - The Company issued 876,000 shares of its common stock (prior to the 2 for 1 reverse stock split) for a finder's fee in the amount of $566,667.

  - In September 2000, the Company effected a 2 for 1 reverse stock split. As a result, all historical per share references were adjusted to give retroactive affect to the stock split.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - SHAREHOLDERS' EQUITY - Continued
During 1999, the following major equity transactions occurred:

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

  - The Company declared a dividend waiver on Preferred Stock and issued 1,000,000 shares (prior to the 40 for 1 reverse stock split) of the Company's Common Stock.

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 -      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 25, 1999, the Company entered into an Advisory Agreement ("The Agreement") with Fred G. Luke doing business as NuVen Advisors, Inc.("NuVen"or "Advisor") to act as the exclusive financial advisor to the Company in connection with a proposed restructuring of the Company and then to advise and assist the Company with (i) the purchase of other businesses or a joint venture or merger between the Company and an enterprise or individual currently not an affiliate of the Company, and (ii) the potential sale of all or a portion of the Company's assets.

The Agreement provides for a restructuring fee to be paid to the Advisor by way of issuance of 1,500,000 shares of the Company's common stock and a stock option for the purchase of 1,500,000 shares at $.10 per share and was subsequently adjusted to $1.00 per share which was average moving closing bid price for such shares for the 30 days subsequent to the 40 for 1 stock split. It further provided that the Advisor would be paid an advisory fee of $10,000 per month and either a merger fee or transaction fee relating to services rendered by the Advisor.

At September 30, 1999 the Company accrued $270,000 as an expense for the shares that were required to be issued for the restructuring fee described above. In August 2000, 270,000 shares were issued to settle this debt.

Effective, October 1, 1999, the Agreement was amended reducing the monthly advisory fee to $3,500 per month and assigning the agreement to NuVen Advisors Limited Partnership. Additionallly, in connection with the agreement to reduce the fee, NuVen Advisors Limited Partnership was granted an additional option to purchase 500,000 shares of common stock at $.50 per share. During 2000, 142,000 shares of common stock was issued to settle the amounts owing for the advisory agreement and loans made to the Company totaling $143,178. As of December 31, 2000, there were no advisory fees accrued and unpaid.

In April 2000, the Company entered into fee agreements with its three directors. Pursuant to the agreements, the directors would be paid $3,000 each per month for their services. During 2000, the Company accrued $81,000 for the directors fees for these agreements. At December 31, 2000, $81,000 was due the directors.

In August 2000, a finder's fee of $566,667 was paid to NuVen Advisors for the merger agreement with Capital Markets Group, which subsequently failed to be completed. This was paid with 438,000 shares of common stock.

NOTE 6 - STOCK OPTIONS AND WARRANTS

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

                              NetHoldings.Com, Inc.
                            (Formerly XPLORER, S.A.)
                        (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6 - STOCK OPTIONS AND WARRANTS - Continued

The Company had outstanding options for 1,500,000 shares of common stock exercisable at $1.00 per share and 500,000 shares of common stock exercisable at $.50 per share pursuant to the advisory agreement and the amendment described in note 5.

In August 1996, the Company settled outstanding debt by issuing 355,000 special bankruptcy units that were initially convertible at $2.00 per unit into one share of common stock, one "B" warrant and one "C" warrant convertible each into one share of common stock at an exercise price of $2.00 and $3.00, respectively. Subsequent to the 1 for 40 reverse split in 1999, by mutual agreement the exercise price of the "B" and "C" warrants was adjusted to $10.00 and $15.00 per share, respectively. In October 1996, an additional 311,658 bankruptcy units were issued comprised of one "D" and one "E" warrant, with an exercise price of $10.00 and $15.00, respectively. The warrants were unaffected by the 1 for 2 reverse stock split in August 2000. All of the warrants expire on September 30, 2002.

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

NOTE 7 - INCOME TAXES

At December 31, 2000, the Company and its subsidiary had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately $2,496,000. These loss carryforwards expire between 2016 and 2018.

The Company has reported income tax losses in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

A valuation allowance of approximately $849,000 has been provided to offset the income tax benefit of approximately $849,000 from the remaining $2,496,000 loss carryforwards. This valuation allowance is necessary because at December 31, 2000, the available benefits are more likely than not to expire before they can be used.

NOTE 8 - PURCHASE AGREEMENT

In August 2000, the Company entered into a Asset Purchase Agreement with unrelated corporation, Capital Markets Group, Inc. ("CMG"), whereby the Company would acquire all of the assets for 16,000,000 shares of common stock with a par value of $0.01. In November 2000, the Agreement was terminated. As a result of this agreement, the Company paid its advisor, NewBridge Capital, 876,000 shares of common stock valued at $566,667 in accordance with the advisory agreement.