Form 10QSB
period 2001-03-31
NETHOLDINGS COM INC
filed 2001-05-07
CIK 852570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[   X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the Transition period from           to
              ------------------------ ----------------------------
                         Commission file number: 0-17874

                              NetHoldings.Com, Inc.
             (Exact name of registrant as specified in its charter)

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

As of May 4, 2001, NetHoldings.Com had 1,578,737 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                              NetHoldings.Com, Inc.
                                      INDEX

                                                                            Page
                                     PART I


Item 1.  Financial Statements

         Condensed Balance Sheet as of March 31, 2001 (unaudited)............  1

         Condensed Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000 (unaudited).........................  2

         Condensed Statements of Cash Flows for the Three Months Ended
           March 31, 2001 and 2000 (unaudited)...............................  3

         Notes to Condensed Financial Statements ............................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................6

                                     PART II

Item 1.  Legal Proceedings.....................................................8

Item 2.  Changes In Securities.................................................8

Item 3.  Defaults Upon Senior Securities.......................................8

Item 4.  Submission Of Matters To A Vote Of Security Holders...................8

Item 5.  Other Information.....................................................8

Item 6.  Exhibits And Reports On Form 8-K......................................8

         Signatures........................................................... 9



                                        I

                              NetHoldings.Com, Inc.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                 March 31, 2001


ASSETS
Current Assets
  Cash and cash equivalents                      $       946
  Receivables                                              -
                                                 -----------
      Total Current Assets                               946


TOTAL ASSETS                                     $       946
                                                 ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accrued expensed                               $   147,891
                                                 -----------
      Total Current Liabilities                      147,891

Shareholders' Equity (Deficit)
  Preferred stock, par value $.001;
    authorized 25,000,000 shares;
    -0- shares outstanding
  Common stock, par value $.001;
    authorized 75,000,000 shares;
    1,578,737 issued and outstanding                   1,579
  Additional paid in capital                       2,401,041
  Accumulated deficit during development
    stage                                         (2,549,565)
                                                 -----------
      Total Shareholders' Equity (Deficit)          (146,945)
                                                 -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)                 $       946
                                                 ===========













   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                            Statements of Operations
                           For the Three Months Ended
                       March 31, 2001 and 2000(Unaudited)

                                      For the Three Months
                                             Ended,
                                            March 31,
                                        2001         2000
                                    -----------  -----------
                                    (Unaudited)  (Unaudited)
Revenues
   Other income                     $         0   $        0
                                    -----------   ----------
     Total revenues                           0            0
                                    -----------   ----------
Costs and expenses:
   General and administrative            53,379       21,500
   Interest expense                           0            0
                                    -----------   ----------
     Total expenses                      53,379       21,500
                                    -----------   ----------
Net income (loss)                   $   (53,379)  $  (21,500)
                                    -----------   ----------

Net income (loss) per common share  $      (.03)  $     (.03)
                                    ===========   ==========
Weighted average common
 shares outstanding                   1,578,737      826,378
                                    ===========   ==========
















    The accompanying notes are an integral part of these financial statements

                              NetHoldings.Com, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                         Three Months Ended
                                                              March 31,
                                                          2001         2000

Cash Flows from Operating Activities
  Net Income (Loss)                                   $ (53,379)   $ (21,500)
  Adjustments to Reconcile Net Income (loss) to
     to net cash used by operating activities:
         Increase in accrued expenses                    53,379       21,500
                                                      ---------    ---------
     Net Cash Used by Operating Activities                    -            -
                                                      =========    =========

NET DECREASE IN CASH                                          -            -
CASH, at Beginning of Period                                946            -
                                                      ---------    ---------
CASH, at End of Period                                $     946    $       -
                                                      =========    =========























   The accompanying notes are an integral part of these financial statements.

                              NetHoldings.Com, Inc.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                     Three Month Period Ended March 31, 2001



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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $8,208,144 before minority interest from inception to March 31, 2001, and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or be successful in its search for profitable operations or investments. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The interim financial data as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

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

Going Concern

The Company's working capital resources during the period ended March 31, 2001 were provided through increases in accrued expenses. As a result, the Company is substantially a shell. Sufficient funds have previously been made available by related parties for the working capital requirements not filled by other sources. Management anticipates this will continue.

The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during 2001. Accordingly, the accompanying financial statements have been presented under the assumption the Company will continue as a going concern.

During the first quarter of 2001, the Company evaluated several business opportunities that fit these parameters and continues to do so.

Results of Operations

For the three  months ended March 31, 2001

There were no revenue generating operations during the three months ended March 31, 2001 and 2000.

Total expenses were $54,000 in the current quarter and $22,000 in the comparable period last year. The change is not considered material. In the first quarter of 2001, the expenses primarily related to the search by the Company for new business opportunities.

Liquidity and Capital Resources

As of March 31, 2001, the Company had a working capital deficit of $146,945, for which the increase from year end was due entirely to an increase in accrued expenses.

The Company had $946 cash on hand at March 31, 2001. The limited cash balance is a direct result of the Company having no operations during the periods.

The Company's plan is to keep searching for additional sources of capital and new operating opportunities. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended December 31, 2000 to include an explanatory paragraph with respect to the uncertainty.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of March 31, 2001, the Company had no operations and three employees including officers and directors.

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

                                                NetHoldings.Com, Inc.
                                                    (Registrant)

Dated:   May 4, 2001                        By: /s/ Leonard J.Roman
                                               ----------------------
                                                    Leonard J. Roman
                                                    Treasurer, Chief Financial
                                                    Officer and Director;
                                                    NetHoldings.Com, Inc.