Form 10QSB
period 2001-06-30
GLOBAL AXCESS CORP
filed 2001-08-17
CIK 852570

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

                               (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM __________.TO.__________

                   COMMISSION FILE NUMBER 0-17874

                         GLOBAL AXCESS CORP.

                    (FORMERLY NETHOLDINGS.COM, INC.)
 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   NEVADA                             88-0199674
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

2240 SHELTER ISLAND DRIVE, SUITE 202, SAN DIEGO, CA                92106
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (619) 243-1163
                         (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X No.

Number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2001:

16,837,172 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                               GLOBAL AXCESS CORP.

                                    INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                           Page No.

Consolidated Balance Sheet (Unaudited)                                    1
Consolidated Statements of Operations (Unaudited)                         2
Consolidated Statement of Stockholder's Equity                            4
Consolidated Statements of Cash Flows (Unaudited)                         5
Notes to Consolidated Financial Statements (Unaudited)                    7

Item 2.Management's Discussion and Analysis                              19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              23
Item 2.  Changes in Securities and Use of Proceeds                      24
Item 3.  Defaults Upon Senior Securities                                24
Item 4.  Submission of Matters to a Vote of Security Holders            24
Item 5.  Other Information                                              24
Item 6.  Exhibits and Reports on Form 8-K                               24

SIGNATURES                                                              25

PART I

                       CONSOLIDATED FINANCIAL STATEMENTS
                              GLOBAL AXCESS CORP.
                   (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2001
                                (UNAUDITED)

                                   ASSETS

Current assets
Cash                                                          $  2,984,783
Accounts receivable, net                                           182,585
Note receivable - related party                                    257,909
Prepaid expenses                                                    62,204
Other current assets                                                 3,737
Total current assets                                             3,491,218

Fixed assets, net                                                3,828,608

Other assets
Intangible assets, net                                           4,279,790
Other assets                                                        11,005

Total assets                                                  $ 11,610,621

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                      $  1,059,833
Deferred tax liability                                             394,378
Notes payable-related parties - current portion                    281,704
Notes payable - current portion                                    868,334
Capital lease obligations - current portion                      1,022,556
Total current liabilities                                        3,626,805

Long-term liabilities
Notes payable-related parties - long-term portion                2,000,000
Notes payable - long-term portion                                   71,760
Capital lease obligations - long-term portion                      436,670

Total liabilities                                                6,135,235

Commitments and contingencies                                            -

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares
authorized, 16,438,172 shares issued and outstand                   16,438
Additional paid-in capital                                       6,982,403
Prepaid consulting services paid in common stock                  (500,000)
Accumulated deficit                                             (1,023,455)
Total stockholders' deficit                                      5,475,386

Total liabilities and stockholders' deficit                   $ 11,610,621

         See Accompanying Notes to Consolidated Financial Statements

                            GLOBAL AXCESS CORP.
                (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                   Three months ended        Six months ended
                                     June 30, 2001             June 30, 2001

Revenues
Installation and sale of automated
teller machines                       $     6,732               $      6,732
Transaction fees                          424,922                    518,867
Other income                                  671                        671
Total revenues                            432,325                    526,270

Operating expenses
Installation and sale of automated
teller machines                                 -                          -
Transaction fees                          406,905                    407,093
General and administrative              1,003,507                  1,138,101

Total operating expenses                1,410,412                  1,545,194

Loss from operations                     (978,087)                (1,018,924)

Other income (expense)
Interest income                                 -                          -
Interest expense                                -                          -

Loss before provision for income
taxes                                    (978,087)                (1,018,924)

Provision for income taxes                      -                          -

Net loss                                 (978,087)                (1,018,924)

Basic and diluted loss per common
Share                                       (0.10)                     (0.12)

Basic and diluted weighted average
common shares outstanding               9,944,248                  8,331,949

         See Accompanying Notes to Consolidated Financial Statements

                             GLOBAL AXCESS CORP.
               (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                               (UNAUDITED)

                                                 Prepaid   Accumu   Total
                        Common  Stock   Add'l    Consult   lated    Stock
                      Shares    Amount  Paid     ing       Deficit  holders'
                                        In       Services           Equity
                                        Capital  Paid in
                                                 Common
                                                 Stock

Balance,
December 31, 2000    4,000,000   4,000        -        -    (4,531)    (531)

Issuance of common
stock to founders
in January 2001 for
consulting services,
$0.01 per share      2,371,250   2,371        -        -         -     2,371

Issuance of common
stock to founders
in January 2001 for
consulting services,
$0.01 per share        873,750     874        -        -         -       874

Issuance of common
stock in March
2001 for acquisition
of Tallent &
Associates, LLC,
$1.00 per share        600,000     600   599,400       -         -   600,000

Issuance of common
stock in March
2001 for
satisfaction of
note payable,
$1.00 per share        55,000       55    54,945       -         -    55,000

Issuance of common
stock in March
2001 for
satisfaction of
promissory note
payable
totaling $775,000,
$1.00 per share       775,000      775   774,225       -         -   775,000

Issuance of common
stock for cash in
May 2001 (net of
offering costs of $43),
$1.00 per share      400,000       400   399,557       -         -   399,957

Issuance of common
stock in May 2001
for acquisition of
Netholdings.com,
Inc.,
$0.001 per share   2,203,737     2,204         -       -         -     2,204

Issuance of common
stock in June 2001
for consulting
services, $1.00 per
share                100,000       100    99,900       -         -   100,000

Issuance of common
in June 2001 for
prepaid consulting
services,
$1.00 per share      500,000       500   499,500  (500,000)      -         -

Issuance of common
stock in June 2001
for acquisition of
Nationwide Money
Services, Inc.,
$1.00 per share   3,725,000      3,725 3,721,275         -        - 3,725,000

Issuance of common
stock in June 2001
for acquisition
of merchant
servicing
contracts from ATM
International, Inc.,
$1.00 per share    258,357         258   258,099         -        -   258,357

Issuance of common
stock in June 2001
for acquisition
of merchant
servicing
contracts from
SmartATM
Management, Ltd.,
$1.00 per share   541,633          542   541,091         -        -   541,633

Issuance of common
stock in June 2001
for acquisition
of equipment
from RBSI,
$1.00 per share    34,445           34    34,411         -        -    34,445

Net loss                -            -         -       - (1,018,924)(1,018,924)

Balance,
June 30, 2001
              16,438,172       16,438  6,982,403 (500,000)(1,023,455) 5,475,386

            See Accompanying Notes to Consolidated Financial Statements

                                GLOBAL AXCESS CORP.
                  (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (UNAUDITED)

                                                             Six months ended
                                                               June 30, 2001

Cash flows from operating activities:
Net loss                                                      $  (1,018,924)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock based compensation                                            105,449
Depreciation and amortization                                       168,391
Changes in operating assets and liabilities:
Change in other assets                                               (3,737)
Change in accounts payable                                          527,796
Change in accrued liabilities                                       434,519
Net cash provided by operating activities                           213,494

Cash flows from investing activities:
Purchase of fixed assets                                            (70,863)
Net cash used by investing activities                               (70,863)

Cash flows from financing activities:
Proceeds from issuance of common stock                              399,957
Proceeds from borrowing on notes payable - related parties        2,281,704
Proceeds from borrowing on notes payable                            163,593
Principal payments on capital lease obligations                      (3,102)
Net cash provided by financing activities                         2,842,152

Net increase in cash and cash equivalents                         2,984,783

Cash and cash equivalents, beginning of period                            -

Cash and cash equivalents, end of period                          2,984,783

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                                -
Cash paid for interest                                                    -

Schedule of non-cash financing activities:
Issuance of 600,000 shares of common stock in
exchange for acquisition of Tallent & Associates, LLC               600,000

Issuance of 55,000 shares of common stock in
satisfaction of $55,000 note payable                                 55,000

Issuance of 775,000 shares of common stock in
satisfaction of $775,000 note payable                               775,000

Issuance of 2,203,737 shares of common stock in
exchange for acquisition of Netholdings.com, Inc.                     2,204

Issuance of 500,000 shares of common stock in
exchange for prepaid consulting services                            500,000

Issuance of 3,725,000 shares of common stock in
exchange for acquisition of Nationwide Money Services, Inc.       3,725,000

Issuance of 258,357 shares of common stock in
exchange for acquisition of ATM International, Inc. merchant
servicing contracts                                                 258,357

Issuance of 541,633 shares of common stock in
exchange for acquisition of SmartATM Management, Ltd.
merchant servicing contracts                                        541,633

Issuance of 34,445 shares of common stock in
exchange for acquisition of equipment from RBSI                      34,445

       See Accompanying Notes to Consolidated Financial Statements

                           GLOBAL AXCESS CORP.
                (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Global Axcess Corp., through its wholly owned subsidiaries, is an ATM network and processing consolidator that plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

History - Global Axcess Corp. (formerly known as Netholdings.com, Inc.) (also referred to as the "Company") was incorporated in Nevada on July 5, 1996 under the name of Gerant Industries, Inc. The Company underwent several name changes until 1999, when it changed its name to Netholdings.com, Inc. In June 2001, the Company changed its name to Global Axcess Corp. Global Axcess is a holding company which conducts all of its operations through its wholly owned subsidiaries. Global Axcess Corp. together with its subsidiaries shall be collectively referred to as the "Company."

On May 31, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc. ("IFT"), a Nevada Corporation, in exchange for 8,775,000 shares of the Company's common stock ("IFT Transaction"). Prior to the IFT Transaction, Global Axcess was a non-operating public shell company with no operations or assets and 2,203,737 shares of common stock issued and outstanding; and IFT Financial Group, Inc. was an operational private company. The IFT Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IFT Transaction is equivalent to the issuance of stock by an operational company (IFT Financial Group, Inc.) for the net monetary assets of a non-operational public shell company (Global Axcess Corp.), accompanied by a recapitalization. The accounting for the IFT Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of IFT Financial Group, Inc. IFT is an ATM Network company as a result of it recent acquisition of Tallent & Associates, LLC.

On April 1, 2001, IFT purchased all outstanding capital of Tallent & Associates, LLC ("Tallent"), a Texas limited liability company, in consideration of $10,000 and 600,000 shares of IFT's common stock. Tallent is an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas.

On June 27, 2001 the Company consummated an agreement effective July 1, 2001 with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI, Inc. and 190 investor contracts from SAMS, Inc. in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock.

On June 29, 2001 the Company purchased all outstanding capital of Nationwide Money Services, Inc. ("Nationwide"), including its wholly owned subsidiary EFT Integration, Inc., from Cardservice International, Inc. In consideration, the Company issued 3,725,000 shares of its common stock to Cardservice International, Inc. Nationwide is an ATM network business consisting of approximately 1,000 ATM machines.

Business combinations - The business combinations have been accounted for under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Definition of fiscal year - The Company's fiscal year end is December 31.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets - Goodwill represents the excess of an acquired business' purchase price over the fair value of its assets, resulting from business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life ranging from 3 to 5 years.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of goodwill and intangible assets or whether the remaining balance of goodwill and intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill and intangible assets in measuring their recoverability.

Fair value of financial instruments - The carrying amounts for the Company's cash, accounts receivable, due to/from related party, accounts payable, accrued interest, accrued liabilities, due to consultants, advance on equity funding line and notes payable approximate fair value due to the short-term maturity of these instruments.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2001, the Company has available net operating loss carryovers that will expire in various periods through 2020. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising
Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. No advertising costs have been incurred for the six months ended June 30, 2001.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

New accounting pronouncements - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

all business combinations initiated after June 30, 2001 must us the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

2.  BUSINESS COMBINATIONS

In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environment in which the Company and the acquired company operate were also considered in the valuation analysis.

Tallent & Associates, LLC. - In March 2001, the Company acquired 100% of Tallent & Associates, LLC (a Texas Limited Liability Company) in exchange for $10,000 in cash, 600,000 shares of the Company's common stock, and a note receivable totaling $257,909 from the managing member of Tallent, which is unsecured, bearing an annual interest rate of 10% and payable in one installment of principal and interest on May 14, 2003. The Company will account for its 100% ownership interest in Tallent using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

The purchase price amount in excess of the fair value of net assets was substantially allocated to goodwill, approximating $759,000, which was being amortized on a straight-line basis over the estimated useful life of three years. The remaining balance of the purchase price approximating $253,000 was allocated to an employment agreement and a covenant not to compete, which are being amortized on a straight-line basis over the estimated useful lives ranging from 2 to 5 years.

Nationwide Money Services, Inc. - In June 2001, the Company acquired 100% of the outstanding capital stock of Nationwide Money Services, Inc. in consideration of 3,725,000 shares of the Company's common stock. This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company will account for its 100% ownership interest in Nationwide using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

The purchase price amount in excess of fair value of net assets was allocated to merchant account contracts approximating $1,020,000, and goodwill approximating $1,520,800, which are being amortized on a straight-line basis over their estimated useful lives of five and fifteen years, respectively.

3.  FIXED ASSETS

Fixed assets consist of the following as of June 30, 2001:

Automated teller machines                        $3,301,714
Furniture and fixtures                               86,612
Computers, equipment and software                   383,024
Automobiles                                         112,100
Leasehold equipment                                  11,352
                                                  3,894,802
Less: accumulated depreciation                     (66,194)

Fixed assets, net                               $3,828,608

4.  INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2001:

Goodwill                                        $2,308,973
Merchant contracts                               1,819,990
Employment agreement                               202,414
Covenant not to compete                             50,604
                                                 4,381,981
Less: accumulated amortization                     102,191

Intangible assets, net                          $4,279,790

5.  NOTES PAYABLE

As of June 30, 2001, notes payable consist of the following:
Promissory notes from an individual, unsecured, payable
in monthly installments of interest only, bearing
an annual interest rate of 10%, and due on demand           $    77,060

Promissory note from an individual, unsecured, payable in
monthly installments of interest only, bearing
an annual interest rate of 12.5%, and due on demand             100,000

Promissory note from an individual, unsecured, payable in
monthly installments of interest only, bearing
an annual interest rate of 12%, and due on demand               433,446

Promissory notes from various individuals, unsecured, payable in monthly installments of interest only, bearing
an annual interest rate of 15%, and due on demand               272,000

Promissory note from an institution, secured by an asset of the
Company, payable in monthly principal and interest installments of $624, bearing an interest rate of 18%, and maturing October
2005                                                             24,415

Promissory note from an institution, secured by an asset of the
Company, payable in monthly principal and interest installments of $331, bearing an interest rate of 4.85%, and maturing
September 2003                                                   19,490

Promissory note from an institution, secured by an automobile of the Company, payable in monthly principal and interest
installments of $1,008, bearing an interest rate of 11.0%,
and maturing March 2002                                           8,674

Promissory note from an institution, secured by an asset of the
Company, payable in monthly principal and interest installments of $530, bearing an interest rate of 7.75%, and maturing
December 2001                                                     5,009
                                                                940,094
Less:  amounts due within one year                              868,334

Notes payable - long-term portion                                71,760

As of June 30, 2001, principal payments on notes payable are as follows:

July 1  2001 through December 31, 2001       $822,795
2002                                           88,187
2003                                           17,490
2004                                            5,869
2005                                            5,753

                                             $940,094

6.  NOTES PAYABLE - RELATED PARTIES

As of June 30, 2001, notes payable - related parties consist of the following:

Promissory loan provided by Card Service International, Inc.
(former parent company of Nationwide Money Services, Inc.
now shareholder of Global Axcess Corp.), secured with
the Company's assets, interest only payments commencing
on August 1, 2001, principal due on June 26, 2002,
and interest rate at 7%.                                     $2,000,000

Loan provided by an officer and stockholder of the
Company, unsecured,non-interest bearing and due on demand       279,704

Loan provided by a director and stockholder of the Company,
unsecured,non-interest bearing and due on demand                  2,000
                                                              2,281,704
Less: amount due within one year                                281,704

Notes payable-related parties - long-term portion            $2,000,000

As of June 30, 2001, principal payments on notes payable - related parties are as follows:

July 1, 2001 through December 31, 2001                       $  281,704
2002                                                          2,000,000
                                                             $2,281,704

7.  CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $1,577,534 require minimum monthly lease payments ranging from $198 to $75,950 with interest rates ranging between 8.5% and 16.8%. The future minimum lease payments required under capital lease obligations as of June 30, 2001, are as follows:

July 1 through December 31, 2001                              $  889,280
2002                                                             373,449
2003                                                             280,154
2004                                                              34,651
                                                               1,577,534
Less: amount representing interest                               118,308
Present value of minimum lease payments                        1,459,226
Less: current portion of capital lease obligations             1,022,556

                                                              $  436,670

Equipment leased under capital leases as of June 30, 2001, totals
$2,075,255, which is net of accumulated depreciation of $7,102.

8.  COMMON STOCK ISSUED FOR PREPAID CONSULTING SERVICES

As of June 30, 2001, the Company issued 500,000 shares of its common stock to an individual for consulting services to be rendered in the future. Accordingly, the Company recorded a value of $500,000 as prepaid consulting services at June 30, 2001. The Company will expense this prepaid consulting service when such services have been considered rendered. The Company believes that such services will be fully rendered within a twenty four month period pursuant to the consulting services agreement.

9.  EMPLOYMENT AGREEMENT

In March 2001, the Company entered into a two-year employment agreement (the "Agreement") with the managing member of Tallent (the "Employee").
The Agreement includes an option of four extensions each for an additional two years under the same terms and conditions upon the mutual agreement of the Company and Employee. The Agreement provides the Employee with a base salary of $100,000, signing bonus of $1,000, and an automobile allowance of $1,000 per month. In addition, the Employee will not compete with the operations of the Company for the term of the Agreement and three years from the termination of the Agreement.

10.  STOCK OPTIONS AND WARRANTS

Stock options and warrants - During six months ended June 30, 2001, the Company granted options and warrants for 2,563,316 shares of its common stock with a weighted average strike price of $5.76 per share. Certain stock options and warrants were granted in connection with common stock issued for cash. Certain stock options and warrants were exercisable upon grant and have a life ranging from 4 years to indefinitely. The following table summarizes the Company's employee stock options and warrants activity:

                                                    Number     Weighted
                                                      Of        Average
                                                   Warrants   Exercise Price

Balance, January 1, 2001                                  -                -
Options and warrants granted and assumed          2,563,316             5.76
Options and warrants canceled                             -                -
Options and warrants expired                              -                -
Options and warrants exercised                            -                -

Balance, June 30, 2001                            2,563,316          $  5.76

Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock options and warrants were issued for cash not as part of stock based consideration.

The following table summarizes information about options outstanding and exercisable at June 30, 2001:

                                                          Shares Underlying
               Shares Underlying Options                  Options and Warrants
               And Warrants Outstanding                      Exercisable
Exercise    Shares      Weighted      Weighted           Shares      Weighted
Price       Underlying  Average       Average            Underlying  Average
            Options     Remaining     Exercise           Options     Exercise
            Outstanding Contractual   Price              Exercisable Price
                        Life

$5.76       2,563,316   5 years       $  5.76            2,563,316   $ 5.76

11  RELATED PARTY TRANSACTIONS

In January 2001, the Company issued 873,750 shares of its common stock to an officer and director for consulting services rendered to the Company valued at $8,738.

In January 2001, the Company issued 873,750 shares of its common stock to a director for consulting services rendered to the Company valued at $8,738. In January 2001, the Company issued 833,750 shares of its common stock to an officer for consulting services rendered to the Company valued at $8,338.

In January 2001, the Company issued 623,750 shares of its common stock to an entity controlled by an officer for consulting services rendered to the Company valued at $6,238.

In June 2001, the Company issued 100,000 shares of its common stock to a stockholder for consulting services rendered to the Company valued at $100,000.

12.  STOCK BASED COMPENSATION

As of June 30, 2001, the Company incurred consulting expenses for which common stock was issued totaling $105,449.

13.  COMMITMENTS AND CONTINGENCIES

Leased facilities - The Company operates from leased facilities under noncancellable operating leases. The Agreements call for an annual base rent of approximately $148,848 with a variable escalation rate.

Future minimum rental payments required under the operating leases for the office facilities as of June 30, 2001, are as follows:

July 1 through December 31, 2001                                $   87,467
2002                                                               160,687
2003                                                                74,488

                                                                $  322,642

14.  GOING CONCERN

The Company incurred a net loss of approximately $1,019,000 for the six months ended June 30, 2001 and current liabilities exceed its current assets by approximately $136,000 as of June 30, 2001. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to increase merchant contracts to generate additional revenues. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

15.  SUBSEQUENT EVENTS

In July 2001, the Company effectuated its agreement with ATMI, Inc., and SAMS, Inc. as previously discussed in Note 1, and issued 258,357 and 541,633, respectively.

16.  PRO FORMA RESULTS

As discussed in Note 1 and 2, the Company acquired 100% of Tallent and Nationwide. Accordingly, the following pro forma condensed consolidated statements of operations are to present the results of operations of the consolidated entities for the three and six months ended June 30, 2000 and 2001 as though the transaction described in Note 1 and 2 had been effective on January 1 in those periods described. The pro forma results of operations are based upon assumptions that the Company believes are reasonable and are based on the historical operations of Tallent and Nationwide adjusted for the effects of intangible assets and goodwill related to the business combinations described. The pro forma statements of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the business combinations with Tallent and Nationwide been consummated on January 1 of the periods described.

Pro forma results for the three months ended June 30, 2000:

                         Tallent &     Nationwide      Pro Forma     Pro Forma
                         Associates,   Money Services, Adjustments   Results
                         LLC           Inc.

Revenues                 $  137,071    $1,930,479      $         -   $2,067,550
Other income                      -       481,080                -      481,080
Operating expenses          229,996     2,214,030                -    2,444,026

Income (loss) before
tax provisions              (92,925)      197,529                -      104,604
Tax provisions                    -             -                -            -

Net income (loss         $  (92,925)   $  197,529      $         -   $  104,604

Pro forma results for the three months ended June 30, 2001:

             Global      Tallent &     Nationwide      Pro Forma     Pro Forma
             Axcess      Associates,   Money Services, Adjustments   Results
             Corp.       LLC           Inc.

Revenues     $      -    $   37,576    $2,143,169      $        -    $2,180,745
Operating
Expenses      673,344        22,151     2,604,510          96,208(a)  3,396,213

Income (loss)
before tax
provisions   (673,344)       15,425      (461,341)        (96,208)  (1,215,468)
Tax
Provisions          -             -             -               -            -

Net income
(loss)       (673,344)       15,425      (461,341)        (96,208)  (1,215,468)

Basic and
diluted loss
per
Common share    (0.07)                                                   (0.12)

Weighted
Average
shares used
in per
share
calculations 9,944,248                                               9,944,248

(a)  Amortization of intangible assets and goodwill.

Pro forma results for the six months ended June 30, 2000:


                         Tallent &     Nationwide      Pro Forma     Pro Forma
                         Associates,   Money Services, Adjustments   Results
                         LLC           Inc.

Revenues                 $  348,920    $ 3,721,616     $         -   $4,070,536
Other income                      -        481,080               -      481,080
Operating expenses          392,726      4,711,449               -    5,104,175

Loss before tax
Provisions                  (43,806)      (508,753)              -     (552,559)
Tax provisions                    -              -               -            -

Net loss                 $  (43,806)    $ (508,753)    $         -   $ (552,559)

Pro forma results for the six months ended June 30, 2001:

             Global      Tallent &     Nationwide      Pro Forma     Pro Forma
             Axcess      Associates,   Money Services, Adjustments   Results
             Corp.       LLC           Inc.

Revenues     $   6,930   $   328,077   $ 4,179,676     $        -    $4,514,683
Operating
Expenses       797,444       293,254     5,016,201        102,197(a)  6,209,096

Income (loss)
before tax
provisions    (790,514)       34,823      (836,525)      (102,197   (1,694,413)
Tax
Provisions           -             -             -              -             -

Net income
(loss)       $(790,514)   $   34,823   $  (836,525)     $ (102,197) (1,694,413)

Basic and
diluted loss
per common
share            (0.09)                                                  (0.20)

Weighted
Average
shares used
in per
share
calculations 8,331,949                                                8,331,949

(a)Amortization of intangible assets and goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INHERENTLY ARE SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH WE CANNOT PREDICT OR QUANTIFY. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH COMMERCIAL USE OF ATM MACHINES; PRODUCT REPAIRS; CONSUMER ACCEPTANCE; NEED FOR ADDITIONAL FINANCING; MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS; DEPENDENCE ON DISTRIBUTORS; RAPID TECHNOLOGICAL CHANGES; COMPLIANCE WITH STATE LAWS; RISKS OF TECHNICAL PROBLEMS OR PRODUCT DEFECTS; DEPENDENCE ON PROPRIETARY TECHNOLOGY AND OTHER FACTORS DETAILED IN THIS REPORT AND OTHER COMPANY REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. YOU GENERALLY CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "MAY," "EXPECTS," "INTENDS," "ESTIMATES," "ANTICIPATES," "PLANS," "SEEKS," OR "CONTINUES," OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. WE DISCLAIM ANY OBLIGATION TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF EVENTS OR CIRCUMSTANCES IN THE FUTURE.

Background

Global Axcess Corp. (formerly known as Netholdings.com, Inc.) was incorporated in Nevada on July 5, 1996 under the name of Gerant Industries, Inc. The Company underwent several name changes until 1999, when it changed its name to Netholdings.com, Inc. In June 2001, the Company changed its name to Global Axcess Corp. Global Axcess Corp. is a holding company, which conducts all of its operations through its wholly owned subsidiaries. Global Axcess Corp. together with its subsidiaries shall be referred to as the "Company."

On May 31, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc., a Nevada Corporation, in exchange for 8,775,000 shares of the Company's common stock (the "IFT Transaction"). Prior to the IFT Transaction, the Company was a non-operating public shell company with no operations or assets, and 2,203,737 shares of common stock issued and outstanding. IFT Financial Group, Inc. was an operational private company. The IFT Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IFT Transaction is equivalent to the issuance of stock by an operational company (IFT Financial Group, Inc.) for the net monetary assets of a non-operational public shell company (Global Axcess Corp.), accompanied by a recapitalization. The accounting for the IFT Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of IFT Financial Group, Inc. IFT became an ATM ("automated teller machine") network company as a result of its recent acquisition of Tallent & Associates, LLC.

On April 1, 2001, IFT purchased all outstanding capital stock of Tallent & Associates, LLC ("Tallent"), a Texas limited liability company, in consideration of $10,000 and 600,000 shares of IFT's common stock. Tallent is an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas.

On June 27, 2001 the Company consummated an agreement with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI and 190 investor contracts from SAMS in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock. These contracts were strategic acquisitions and the Company's management believes that they should add value to the Company's portfolio.

On June 29, 2001 the Company purchased all outstanding capital stock of Nationwide Money, Inc. ("Nationwide"), which provides financial transaction services, including its wholly owned subsidiary EFT Integration, Inc. ("EFTI"), which specializes in ATM transaction processing and other services, from Card Services International, Inc. (a 50% subsidiary of First Data Corporation (NYSE:FDC)). In consideration, the Company issued 3,725,000 shares of its common stock to Card Services, Inc. Nationwide is an ATM project management and transaction processing company with a network consisting of approximately 1,000 ATM machines of which 840 are currently placed at various merchant locations. Nationwide has developed software unique to its industry. The Company believes it can reorganize the operations of Nationwide to take advantage of the economies of scale it believes can be obtained though this acquisition.

As part of a corporate reorganization, the Company transferred the ATM network operations from all the completed transactions previously mentioned to Nationwide and EFTI.

The Company

The Company, through its wholly owned subsidiaries, is an ATM network and processing consolidator in the highly fragmented non-bank ATM industry. In addition to internal unit growth, the Company plans to consolidate ATM network and ATM processing companies into one efficient, cost-effective organization. The ATM markets and capabilities are evolving rapidly with the advent of new technology. ATMs are becoming interactive terminals for the delivery of many different kinds of goods and services to consumers.

The Company is also an ATM processor with a proprietary, state-of-the-art, sophisticated family of ATM management software products. The Company has developed, through its software development group over the past five years, a proprietary turnkey software suite (i.e. CashManagerT, WorkOrderManagerT, TransManagerT and CommissionManagerT), which can be licensed for additional revenue, and intends to develop additional proprietary products. The Company's ATM systems function as a data repository for monitoring, maintenance and cash management for the ATM industry. These important software assets, in management's opinion, will drive down costs and build a strong, scaleable infrastructure to expand the business. This also allows the Company to act as a processor for other ATM networks for added revenue streams. The Company is unique as most ATM companies are not also processors.

The Company's mission is to become a leading global ATM network and services provider through network acquisition and internal development of value-added turnkey, consumer and business-to-business transaction solutions and products. The Company is positioning itself to leverage its advanced technology, internal processing, economies of scale and industry knowledge to capture a substantial portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically, 25-30% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States, the Company has commenced expansion of its operations throughout the U.S.

Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB.

                             RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following operations analysis of the Company for the three and six months ended June 30, 2001, essentially reflects the historical financial statements of IFT. IFT operational activities commenced on April 1, 2001 as a result of its purchase of Tallent & Associates, LLC. Additionally, the Company's operational results for the three and six months ended June 30, 2001 include the activities of Nationwide from June 29, 2001 (purchase date) through June 30, 2001. Pro forma results of operational activities for the three and six months ended June 30, 2001 and 2000 are also included showing the effect of all the transactions as if having been completed on January 1, 2001 and January 1, 2000, respectively.

                                     REVENUE

The Company reported total revenues of approximately $432,000 and $526,270 for the three and six months period ended June 30, 2001. The Company's revenue primarily consists of surcharge and interchange fees earned during the three and six months ended June 30, 2001, respectively, from its ATM network operations, principally consisting of approximately 1,600 active ATM terminals.

Pro Forma Results

On a pro forma basis, the Company reported total revenues of approximately $2,180,745 and $4,514,683 for the three and six months period ended June 30, 2001. Revenues increased by approximately 5.5% and 11% for the three and six months ended June 30, 2001 compared to the same period in 2000. The change primarily reflects an overall increase in ATM terminal usage primarily due to recent acquisitions.

Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.00 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

                             OPERATING EXPENSES

The Company reported total operating expenses of approximately $1,410,000 and $1,545,000 for the three and six months ended June 30, 2001. Operating expenses primarily consist of transaction fees and general and administrative expenses. Transaction fees amounted to approximately 28.9% of the Company's total revenues for the three months ended June 30, 2001. General and administrative expenses amounted to approximately 71.1% of the Company's total operating expenses for the three months ended June 30, 2001. General and administrative expenses principally consisted of consulting expense of approximately $755,000.

Pro Forma Results

On a pro forma basis, the Company reported total operating expenses of approximately $3,396,000 and $6,209,000 for the three and six months period ended June 30, 2001 representing an overall increase of approximately 39% and 22% compared with the same periods in 2000. The increase is primarily due to transaction fees directly related to the overall increase in total revenues. Transaction fees are fees assessed to the Company to provide access to the ATM networks (i.e., STAR, PLUS, INTERLINK, etc.), which approximately range from 5% to 12% of the surcharge fee charged to the consumer.

                         INCOME BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes equaled a loss of approximately $978,000 and $1,019,000 for the three and six months period ended June 30, 2001.

Pro Forma Results

As result of the foregoing pro forma factors, results from operations before provision for income taxes equaled an income (loss) of approximately ($1,215,000) and ($1,694,000) for the three and six months period ended
June 30, 2001 compared to $105,000 and ($553,000) for the three and six months ended June 30, 2000.

                       LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financings. To date, the Company has not been able to support its operations from revenues through sales of products or services.

As of June 30, 2001, the Company's had a working capital deficit of approximately $136,000 compared with a working capital deficit of $448,000 at March 31, 2001. This decrease of $312,000, or 70%, resulted primarily from long-term financing from Cardservice, Inc. for $2,000,000. The proceeds are held in automated teller machines and classified as a current asset. Stockholders' equity increased for the three months ended June 30, 2001 from March 31, 2001 by $4,84,000, or 293%, due primarily to the acquisition of Nationwide Money Services, Inc..

The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite recurring losses from operations, the Company's working capital deficiency, and limited cash resources.

However, the Company's management believes cash flow from operations will turn positive the first quarter of 2002 from internal growth, not requiring any further acquisitions. Due to the pay down of equipment lease liabilities, average monthly debt service in 2002 will be $30,000 down from $259,000 experienced in 2001.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $400,000 raised in equity financing in the three month period ended June 30, 2001, the majority was funded by institutions. However, no assurance can be given that the Company will enjoy the same investment acceptance in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance and the Company's reputation.

The Company is continuing its efforts to raise additional capital through equity or debt financings. It plans to raise approximately $2,000,000 in equity or debt financing during the next fiscal quarter. The Company believes that it will require approximately $2,000,000 in additional working capital and a $25,000,000, 18 month acquisition line of credit, to meet its needs for the next 12 months based upon its operating history and the capital requirements needed to carry out the Company's business plan.

The Company anticipates incurring substantial losses for the remainder of 2001 and will require significant additional financing in the future in order to satisfy its acquisition plan. The Company intends to raise additional capital through debt and equity financings to fund its continued growth. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

            FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the factors discussed above in this Item 2, the Company's operating results may be affected by:

Limited Operating History

As a result of the Company's limited operating history, its plan for rapid growth, and the increasingly competitive nature of the markets in which it will operate, the historical financial data is of limited value in evaluating its future revenue and operating expenses. The Company's planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as it expands operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, the Company's business, operating results, and financial condition will suffer.

Dependence on Key Personnel

The Company's success depends upon the continued contributions of certain key personnel, including James H. Collins, Michael J. Dodak and David W. Fann, each of who would be difficult to replace because of his extensive experience in his field, extensive market contacts and familiarity with the Company's activities. If any of these key employees were to cease employment, the Company's operating results could suffer. The Company's future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company's performance may suffer.

Cash Flow Constraints

The Company anticipates an improvement in its performance during the balance of the year. However, if operating results and cash flows do not improve, the Company's liquidity may be impaired. In such event, the Company would be required to obtain additional sources of liquidity and/or reduce the scope of its operations.

Major Contract

A contract with a major customer has an expiration date of September 2001. The Company and the customer have entered into good faith negotiations regarding a new contract that will expand the number of sites from approximately 520 to 920. The new contract will be for an additional five-year period for both the existing sites and the new sites. The Company's management is confident that it will succeed in obtaining the new contract. However, if it does not and the old contract expires, the Company still retains all the currently installed ATMs at various locations for a period of five years from their date of installation.

                       PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company's officers and directors are aware of no threatened or pending litigation, which would have a material, adverse effect on the Company. From time to time the Company may be a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company paid for business consulting services June 2001 in the amount of $600,000 by issuing 600,000 shares of its common stock at a price of $1.00 per share.

The Company repaid notes payable to related parties May 2001 of $775,000 by issuing 775,000 shares of its common stock.

The Company issued 400,000 warrants at $2.50 per warrant convertible into one share of common stock at $2.50 per share to equity investors May to June 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                              EXHIBITS

Exhibit                         Description                            Page
No.

2.1     Asset Purchase Agreement and Plan of Reorganization By
        and Between Netholdings.com, Inc. and IFT Financial Group,
        Inc.                                                              *

2.2     Agreement and Plan of Merger Dated June 29, 2001, by and
        among Global Axcess Corp., Global Acquisition Corp. I, Card Services International, Inc., and Nationwide Money
        Services, Inc.                                                   **

*       Previously filed on Form 8-K (File No. 000-24803) on
        June 15, 2001.

**      Previously filed on Form 8-K (File No. 000-24803) on
        July 23, 2001.

(b)  Reports on Form 8-K

Form 8-K filed on June 7, 2001, regarding the restated and amended Articles of Incorporation, changing the name of the Company to Global Axcess Corp. from Netholdings.com, Inc.

Form 8-K filed on June 15, 2001, regarding the acquisition of IFT
Financial Group, Inc. and related exhibits.

Form 8-K filed on July 23, 2001, regarding the acquisition of Nationwide Money Services, Inc. and related exhibits.

Form 8-K filed on August 6, 2001, regarding changes in Registrant's certifying accountant and related exhibit.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             GLOBAL AXCESS CORP.



Date:  August 16, 2001                       By:  /s/ David W. Fann
                                             David W. Fann,
                                             Chief Executive Officer
                                            (through July 23, 2001)
                                             and Chairman of the Board of
                                             Directors
                                            (Authorized Officer)