Form 10QSB
period 2001-09-30
GLOBAL AXCESS CORP
filed 2001-11-19
CIK 852570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________.TO.__________

                         COMMISSION FILE NUMBER 0-17874

                               GLOBAL AXCESS CORP.

                        (FORMERLY NETHOLDINGS.COM, INC.)
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                NEVADA                                88-0199674
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

4695 MACARTHUR COURT, SUITE 1450, NEWPORT BEACH, CA             92660
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (949) 475-7730
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X No.

Number of shares outstanding of each of the issuer's classes of common equity,
as of November 1, 2001:   18,490,172 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                               GLOBAL AXCESS CORP.

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                           Page No.

Consolidated Balance Sheet (Unaudited)                                    3
Consolidated Statements of Operations (Unaudited)                         4
Consolidated Statement of Stockholder's Equity                            5
Consolidated Statements of Cash Flows (Unaudited)                         7
Notes to Consolidated Financial Statements (Unaudited)                    9

Item 2.Management's Discussion and Analysis                              18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               25
Item 2.  Changes in Securities and Use of Proceeds                       25
Item 3.  Defaults Upon Senior Securities                                 25
Item 4.  Submission of Matters to a Vote of Security Holders             25
Item 5.  Other Information                                               25
Item 6.  Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                               26

PART I                  CONSOLIDATED FINANCIAL STATEMENTS

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

Current assets
Cash                                                           $ 2,286,545
Accounts receivable, net                                           364,203
Note receivable - related party                                    257,909
Other current assets                                                31,307
Total current assets                                             2,939,964

Fixed assets, net                                                3,384,299

Other assets
Intangible assets, net                                           2,045,780
Other assets                                                         9,424

Total assets                                                   $ 8,379,467

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                       $   940,283
Notes payable-related parties                                    2,296,764
Notes payable - current portion                                    956,593
Capital lease obligations - current portion                        841,114
Total current liabilities                                        5,034,754

Long-term liabilities
Notes payable - long-term portion                                   71,760
Capital lease obligations - long-term portion                      352,427

Total liabilities                                                5,458,941

Commitments and contingencies                                            -

Stockholders' deficit
Common stock; $0.001 par value; 50,000,000 shares
authorized, 18,452,172 shares issued and outstanding                18,452
Additional paid-in capital                                       7,544,389
Accumulated deficit                                             (4,642,315)
Total stockholders' equity                                       2,920,526

Total liabilities and stockholders' deficit                    $ 8,379,467




           See Accompanying Notes to Consolidated Financial Statements
                                      -3-

                            GLOBAL AXCESS CORP.
                (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                      Three months ended     Nine months ended
                                      September 30, 2001     September 30, 2001
Revenues
Installation and sale of automated
 teller machines                          $     8,135           $    14,867
Transaction fees                            2,813,049             3,331,916
Other income                                  207,162               207,833

Total revenues                              3,028,346             3,554,616

Operating expenses
Installation and sale of automated
teller machines                                11,402                11,402
Transaction fees                              761,202             1,168,295
Impairment of intangible assets related
 To acquired operations                     1,742,181             1,742,181
General and administrative                  4,065,621             5,172,022

Total operating expenses                    6,580,406             8,093,900

Loss from operations                       (3,552,060)           (4,539,284)

Other income (expense)
Interest income                                     -                     -
Interest expense                              (66,750)              (98,500)

Loss before provision for income
taxes                                      (3,618,810)           (4,637,784)

Provision for income taxes                          -                     -

Net loss                                  $(3,610,810)          $(4,637,784)

Basic and diluted loss per common
Share                                      $   (0.21)            $   (0.41)

Basic and diluted weighted average
common shares outstanding                  17,446,172            11,370,024

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                     CONSOLIDATED STATEMENT OF STOCKHOLDES'
                                   (UNAUDITED)

                                                                                  Prepaid
                                                                                 Consulting
                                               Common Stock       Additional      Services                     Total
                                           ---------------------    Paid-in       Paid-in     Accumulated  Stockholders'
                                             Shares      Amount     Capital     Common Stock    Deficit       Equity
                                           -----------  --------  ------------  ------------  -----------  -------------
Balance, December 31, 2000                  4,000,000   $ 4,000   $         -    $       -    $   (4,531)  $      (531)

Issuance of common stock to founders in
  January 2001 for consulting services,
  $0.01 per share                           2,371,250     2,371             -            -             -         2,371

Issuance of common stock to founders in
  January 2001 for consulting services,
  $0.01 per share                             873,750       874             -            -             -           874

Issuance of common stock in March 2001 for
  acquisition of Tallent & Associates,LLC,
  $1.00 per share                             600,000       600       599,400            -             -       600,000

Issuance of common stock in March 2001
  for satisfaction of note payable,
  $1.00 per share                              55,000        55        54,945            -             -        55,000

Issuance of common stock in March 2001 for
  satisfaction of promissory note payable
  totaling $775,000, $1.00 per share          775,000       775       774,225            -             -       775,000

Issuance of common stock in May 2001 for
  cash (net of offering costs of $43)
  $1.00 per share                             400,000       400       399,557            -             -       399,957

Issuance of common stock in May 2001 for
  acquisition of Netholdings.com, Inc.,
  $0.001 per share                          2,203,737     2,204    (1,100,000)           -             -    (1,097,796)

Issuance of common stock in June 2001 in
  satisfaction of Netholdings.com, Inc.
  accounts payable, $1.00 per share         1,100,000     1,100     1,098,900            -             -     1,100,000

Issuance of common stock in June 2001 for
  consulting services, $1.00 per  share       100,000       100        99,900            -             -       100,000

Issuance of common in June 2001 for prepaid
  consulting services, 1.00 per share         500,000       500       499,500     (500,000)            -             -

Continued...

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                     CONSOLIDATED STATEMENT OF STOCKHOLDES'(Continued)
                                   (UNAUDITED)

                                                                                  Prepaid
                                                                                 Consulting
                                               Common Stock       Additional      Services                     Total
                                           ---------------------    Paid-in       Paid-in     Accumulated  Stockholders'
                                             Shares      Amount     Capital     Common Stock    Deficit       Equity
                                           -----------  --------  ------------  ------------  -----------  -------------
Issuance of common stock in June 2001 for
 acquisition of Nationwide Money Services,
 Inc., $1.00 per share                      3,725,000     3,725     3,721,275            -             -     3,725,000

Issuance of common stock in June 2001 for
 acquisition of merchant servicing
 contracts from ATM International, Inc.,
 $1.00 per share                              258,357       258       258,099            -             -       258,357

Issuance of common stock in June 2001 for
 acquisition of merchant servicing
 contracts from SmartATM Management, Ltd.,
 $1.00 per share                              541,633       542       541,091            -             -       541,633

Issuance of common stock in June 2001 for
 acquisition of equipment from RBSI,
 $1.00 per share                               34,445        34        34,411            -             -        34,445

Issuance of common stock in July 2001
 related to finder's fee for acquisition
 of Nationwide Money Services, Inc.,
 1.00 per share                               149,000       149       148,851            -             -       149,000

Issuance of common stock in July 2001 for
 covenant not to compete agreement,
 1.00 per share                               200,000       200       199,800            -             -       200,000

Issuance of common stock in August 2001
 for cash, $1.00 per share                     50,000        50        49,950            -             -        50,000

Issuance of common stock in August 2001 for
 interest expense, $1.00 per share             15,000        15        14,985            -             -        15,000

Issuance of common stock in September 2001
 for exercise of warrants, 0.30 per share     500,000       500       149,500            -             -       150,000

Current period recognition of prepaid
 consulting services paid in common stock           -         -             -      500,000             -       500,000

Net loss                                            -         -             -            -    (4,637,784)   (4,637,784)
                                           -----------  --------  ------------   ----------  ------------  ------------
Balance, September 30, 2001                18,452,172   $18,452   $ 7,544,389    $       -   $(4,642,315)  $ 2,920,526
                                           ===========  ========  ============   ==========  ============  ============


           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   (UNAUDITED)

                                                              Nine months
                                                                ended
                                                             September 30,
                                                                 2001
                                                             -------------
Cash flows from operating activities:
  Net loss                                                   $ (4,637,784)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Stock based compensation                                     620,449
     Impairment of intangible assets related to
      acquired operations                                       1,742,181
     Depreciation and amortization                                898,949
  Changes in operating assets and liabilities:
     Change on accounts receivable                                 11,738
     Change in prepaid expenses                                    62,204
     Change in other assets                                       (36,372)
     Change in accounts payable and accrued liabilities           939,752
                                                             -------------
       Net cash used by operating activities                     (398,883)

Cash flows from investing activities:
    Purchase of fixed assets                                      (97,371)
                                                             -------------
       Net cash provided by investing activities                  (97,371)

Cash flows from financing activities:
    Proceeds from issuance of common stock                        599,957
    Proceeds from borrowing on notes payable
     - related parties                                          2,296,764
    Proceeds from borrowing on notes payable                      163,593
    Principal payments on notes payable                            (7,844)
    Principal payments on capital lease obligations              (269,671)
                                                             -------------
       Net cash provided by financing activities                2,782,799
                                                             -------------

Net increase (decrease) in cash and cash equivalents            2,286,545

Cash and cash equivalents, beginning of period                          -
                                                             -------------

Cash and cash equivalents, end of period                     $  2,286,545
                                                             =============
Continued ...

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                CONSOLIDATED STATEMENTS OF CASHFLOWS (Continued)
                                   (UNAUDITED)

                                                              Nine months
                                                                ended
                                                             September 30,
                                                                 2001
                                                             -------------
Supplemental disclosure of cash flow information:
       Cash paid for income taxes
                                                             $          -
                                                             =============
       Cash paid for interest                                $          -
                                                             =============

Schedule of non-cash financing activities:
      Issuance of 600,000 shares of common stock in exchange
        for acquisition of Tallent & Associates, LLC         $    600,000
                                                             =============
      Issuance of 55,000 shares of common stock in
        satisfaction of $55,000 note payable                 $     55,000
                                                             =============
      Issuance of 775,000 shares of common stock in
        satisfaction of $775,000 note payable                $    775,000
                                                             =============
      Issuance of 2,203,737 shares of common stock in
        exchange for acquisition of Netholdings.com, Inc.    $ (1,097,796)
                                                             =============
      Issuance of 1,100,000 shares of common stock in
      satisfaction of Netholdings.com, Inc. accounts payable $  1,100,000
                                                             =============
      Issuance of 500,000 shares of common stock in exchange
        for prepaid consulting services                      $     500,000
                                                             ==============
      Issuance of 3,725,000 shares of common stock in
        exchange for acquisition of Nationwide Money
        Services, Inc.                                       $   3,725,000
                                                             ==============
      Issuance of 258,357 shares of common stock in exchange
        for acquisition of ATM International, Inc. merchant
        servicing contracts                                  $     258,357
                                                             ==============
      Issuance of 541,633 shares of common stock in exchange
        for acquisition of SmartATM Management, Ltd.
        merchant servicing contracts                         $     541,633
                                                             ==============
      Issuance of 34,445 shares of common stock in exchange
        for acquisition of equipment from RBSI               $      34,445
                                                             ==============
      Issuance of 149,000 shares of common stock related to
        finder's fee for acquisition of Nationwide Money
        Services, Inc.                                       $     149,000
                                                             ==============
      Issuance of 200,000 shares of common stock related to
      covenant not to compete agreement                      $     200,000
                                                             ==============

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Global Axcess Corp., through its wholly owned subsidiaries, is an ATM network and processing consolidator that plans to expand operations through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

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

On May 31, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc. ("IFT"), a Nevada Corporation, in exchange for 8,775,000 shares of the Company's common stock ("IFT Transaction"). Prior to the IFT Transaction, Global Axcess was a non-operating public shell company with no operations or tangible assets, approximately $1 million in liabilities and 2,203,737 shares of common stock issued and outstanding; and IFT Financial Group, Inc. was an operational private company. The IFT Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IFT Transaction is equivalent to the issuance of stock by an operational company (IFT Financial Group, Inc.) for the net monetary assets of a non-operational public shell company (Global Axcess Corp.), accompanied by a recapitalization. The accounting for the IFT Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of IFT Financial Group, Inc. Subsequent to the acquisition, the accounts payable was settled through the issuance of 1,100,000 shares of the Company's common stock. IFT is an ATM Network company as a result of it recent acquisition of Tallent & Associates, LLC. (See Note 9)

On April 1, 2001, IFT purchased all outstanding capital of Tallent & Associates, LLC ("Tallent"), a Texas limited liability company, in consideration of $10,000 and 600,000 shares of IFT's common stock. Tallent is an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas.

On June 27, 2001 the Company consummated an agreement effective July 1, 2001 with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI, Inc. and 190 investor contracts from SAMS, Inc. in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock. Another 200,000 shares of common stock was issued for a covenant not to compete.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Global Axcess Corp. together with its subsidiaries shall herein be collectively referred to as the "Company."

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

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and intangible assets - Goodwill represents the excess of an acquired business' purchase price over the fair value of its assets, resulting from business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life ranging from 3 to 15 years. However, the Company will cease amortizing goodwill over the estimated useful life commencing December 31, 2001 in accordance with the effective date of Financial Accounting Standard No. 142 as further discussed below.

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

As of September 30, 2001, the Company had available net operating loss carryovers that will expire in various periods through 2020. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. No advertising costs have been incurred for the nine months ended September 30, 2001.

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

New accounting pronouncements - On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for the Company are as follows:

    - all business combinations initiated after June 30, 2001 must us the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

    - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

    - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


    - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

    - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company' financial position or results of operations.

2.  BUSINESS COMBINATIONS AND ACQUISITIONS

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

The purchase price amount in excess of the fair value of net assets was substantially allocated to goodwill, approximating $759,000, which was being amortized on a straight-line basis over the estimated useful life of three years. The remaining balance of the purchase price approximating $253,000 was allocated to an employment agreement and a covenant not to compete, which are being amortized on a straight-line basis over the estimated useful lives ranging from 2 to 5 years. See Note 9.

At September 30, 2001, the Company reviewed the acquired operations of Tallent & Associates, LLC. The review indicated certain potential irregularities arising from the acquisition and that the operations have been unprofitable to date (See
Note 9 for further discussion). Further, the Company believes that Tallent and Associates will continue to be unprofitable. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of Tallent & Associates, LLC and recognized a charge to income in the amount of $825,524.

Nationwide Money Services, Inc. - In June 2001, the Company acquired 100% of the outstanding capital stock of Nationwide Money Services, Inc. in consideration of 3,725,000 shares of the Company's common stock. This acquisition was recorded using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward. Additionally, the Company issued 149,000 shares of common stock valued at $149,000, as a fee for the acquisition.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price amount in excess of fair value of net assets was allocated to merchant account contracts approximating $1,020,000, and goodwill approximating $1,657,769, which are being amortized on a straight-line basis over their estimated useful lives of five and fifteen years, respectively. As the Company fully expects Nationwide to be profitable either after a restructuring of its ATM leases or the leases expire, no impairment of the intangible assets associated with the Nationwide acquisition were deemed necessary.

In July 2001, the Company effectuated its agreement with ATMI, Inc., and SAMS, Inc. as previously discussed in Note 1, and issued 258,357 shares and 541,633 shares, respectively of its common stock. Another 200,000 shares of common stock valued at $200,000 were issued in exchabge for a covenent bot to compete. The shares issued were valued at $999,990.

At September 30, 2001, the Company reviewed the acquired operations of ATMI, Inc. and SAMS, Inc. The review indicated that the operations have been unprofitable to date and were losses were expected to continue. The Company now believes the future operations of ATMI, Inc. and SAMS, Inc. will be breakeven in the future at best. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of ATMI, Inc. and SAMS, Inc. and recognized a charge to income in the amount of $733,324.

3.  INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2001:

Goodwill                                        $1,308,769
Merchant contracts                               1,020,000
                                                 2,328,769
Less: accumulated amortization                     194,064

Intangible assets, net                          $2,134,705

4.  NOTES PAYABLE

As of September 30, 2001, the Company had notes payable in the amount of $1,028,353 of which $956,593 was due on demand or within one year with interest rates ranging from 4.85% to 18% with an average rate of 12.7%. Of the amounts due, $976,000 was unsecured and $52,000 was secured by specific assets of the Company. Substantially all of the notes payable were to individuals and were assumed by the Company in its acquisition of Tallent & Associates, LLC as discussed in Note 2. No payments on principal have been made since the Tallent acquisition.

5.  NOTES PAYABLE - RELATED PARTIES

As of September 30, 2001, notes payable - related parties consisted of a $2,000,000 secured promissory loan at 7% interest due June 26, 2002, provided by Card Service International, Inc. (former parent company of Nationwide Money Services, Inc. now shareholder of Global Axcess Corp.), and loans due on demand, unsecured, non-interest bearing provided by former officers of the Company in the amount of $296,764.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $1,193,541 require minimum monthly lease payments ranging from $198 to $75,950 with interest rates ranging between 8.5% and 16.8%.

The Company is currently in the process of renegotiating its capitalized leases and has secured a commitment of up to $1,500,000 for such purpose. The proposal will purchase all the existing leases of the Company and then enter into new leases for 48 months and require a monthly lease payment of approximately $40,000 compared to its current monthly obligations of approximately $230,000.

The future minimum lease payments required required under capital lease obligations as of September 30, 2001, are as follows:

      October 1 to December 31, 2001                      $  395,585
      2002                                                   404,590
      2003                                                   270,219
      2004                                                    36,651
                                                          ----------
                                                           1,105,045
      Less: amount representing interest                      88,496
      Present value of minimum lease payments              1,193,541
      Less: current portion of capital lease obligations     841,114
                                                             352,427
                                                          ==========

Equipment leased under capital leases as of September 30, 2001, totals $1,807,217, which is net of accumulated depreciation of $275,140.

7.  COMMON STOCK ISSUED FOR PREPAID CONSULTING SERVICES

As of September 30, 2001, the Company issued 500,000 shares of its common stock to an individual for consulting services to be rendered in the future. Accordingly, the Company recorded a value of $500,000 as prepaid consulting services at June 30, 2001. The Company initially believed that such services would be rendered over a twenty four month period pursuant to the consulting services agreement. At September 30, 2001, the Company determined that no additional consulting services would be forthcoming and accordingly charged the full value to operations.

8.  STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2001, the Company granted options and warrants for 2,563,316 shares of its common stock with a weighted average strike price of $5.76 per share. Certain stock options and warrants were granted in connection with common stock issued for cash. Certain stock options and warrants were exercisable upon grant and have a life ranging from 4 years to indefinitely. All 2,563,316 of these options and warrants were outstanding at September 30, 2001 and the Company has estimated the weighted average life of the options and warrants to be five years.

In September 2001, the Company granted an option to purchase 500,000 shares of its common stock at $.30 per share to a consultant of the Company. The option was immediately exercised for cash. Using the Black-Scholes model with a risk free interest rate of 2.59% and a volatility of 147%, the Company determined that the expense associated with this option to be $3,000.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock options and warrants were issued for cash not as part of stock based consideration.

9.  COMMITMENTS AND CONTINGENCIES

The Company operates from leased facilities under noncancellable operating leases. The Agreements call for an annual base rent of approximately $148,848 with a variable escalation rate.

In connection with the Asset Purchase and Sale Agreement between IFT and the Company, IFT warranted that it would dissolve and wind-up its affairs after the closing of the transaction, in furtherance of the intentions of the parties to the agreement to preserve the tax treatment afforded by IRC section 368. Further, the Board of Directors of IFT on October 4, 2001 voted to dissolve the corporation and cause to be issued to its shareholders the pro-rata common shares received from the Company pursuant to the May 31, 2001 agreement. A Certificate of Dissolution was executed by the company on October 25, 2001, and recorded by the Nevada Secretary of State on November 8, 2001. Certain directors of IFT, who were also former directors and officers of the Company have commenced activities to block the dissolution of IFT and the distribution prorata of the Company common shares owned by IFT. Inasmuch as the actions of the IFT directors do not change the total number of shares of the corporation attributable to IFT shareholders, should the prorata share distribution be temporarily blocked or otherwise delayed, the Company believe such event will not have a material adverse effect on the Company.

As noted in Note 2, a review of the operations of Tallent & Associates, LLC at September 30, 2001, revealed certain potential irregularities. In this regard, a creditor of Tallent & Associates, LLC has recently asserted a claim of ownership of substantially all of the ATM's owned by Tallent & Associates, LLC. The Company notes such claim is contradictory to prior agreements and documents executed by such creditor and is contradictory to the terms of warranty and representations by the owners of Tallent & Associates, LLC. The Company is reviewing these claims and believes that the ultimate resolution of the matter will not have a material effect upon the Company.

The contract with a major customer expired in September 2001. The Company and the customer have entered into good faith negotiations regarding a new contract that will expand the number of sites from approximately 520 to 920. The new contract will be for an additional five-year period for both the existing sites and the new sites. The Company's management is confident that it will succeed in obtaining the new contract. However, if it does not, the Company still retains all the currently installed ATMs at various locations for a period of five years from their date of installation.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  GOING CONCERN

The Company incurred a net loss from operations of approximately $4,539,000 for the nine months ended September 30, 2001 and current liabilities exceed current assets as of September 30, 2001 by approximately $2 million. These factors create an uncertainty about the Company's ability to continue as a going concern.

The Company has secured a commitment to restructure the capital leases for its ATM's and management of the Company has developed a plan to increase merchant contracts to generate additional revenues. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company plans to refinance its ATM leases during the next fiscal quarter. The Company believes that as a result of the restructuring, cash flow and operating income will become positive and will enable the Company to secure additional equity financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $2,000,000 in additional working capital and a $25,000,000 acquisition line of credit, to meet its needs for the next 12 months. The Company believes that with the refinance of the ATM leases, it would not require additional financing to continue operating at its current level of operations.

The Company anticipates incurring losses for the remainder of 2001 and will require significant additional financing in the future in order to satisfy its acquisition plan. The Company intends to raise additional capital through debt and equity financings to fund its continued growth. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

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

On June 27, 2001 the Company consummated an agreement with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI and 190 investor contracts from SAMS in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock. These contracts were strategic acquisitions and the Company's management believed that they would add value to the Company's portfolio.

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

As noted in Notes 2 and 9 to the financial statements, management reviewed the operations of Tallent, ATMI and Sams and determined that based on losses incurred from operations, it would not recover the goodwill resulting from these acquisitions and therefore impaired the goodwill that resulted from these acquisitions.

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

Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the quarters ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000. This information should be read in conjunction with the Company's unaudited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB.

In the opinion of management, the results from operations during the quarter ending September 30, 2001 do not reflect the ongoing prospects of this company. During the third quarter, 2001, the company sorted through the activities associated with changes in management, capital raising, business combinations, implementing its business plan and the requirements associated with being a public reporting Company. The Company incurred unusually high general and administrative expenses related to the recent business combinations and took a significant charge due to the impairment of goodwill related to acquired operations. In the opinion of management, these non-recurring expenses distort the operating margins and are not indicative of management's expectations for future financial performance.

                              RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following operations analysis of the Company for the three and nine months ended September 30, 2001, essentially reflects the historical financial statements of IFT. IFT operational activities commenced on April 1, 2001 as a result of its purchase of Tallent & Associates, LLC. Additionally, the Company's operational results for the three and nine months ended September 30, 2001 include the activities of Nationwide from June 29, 2001 (purchase date) through September 30, 2001.

                                     REVENUE

The Company reported total revenues of approximately $3,028,000 and $3,554,000 for the three and nine months period ended September 30, 2001. The Company's revenue primarily consists of surcharge and interchange fees earned during the three and nine months ended September 30, 2001, respectively, from its ATM network operations, principally consisting of approximately 1,600 active ATM terminals.

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


                               OPERATING EXPENSES

The Company reported total operating expenses of approximately $6,580,000 and $8,093,000 for the three and nine months ended September 30, 2001. Operating expenses primarily consist of transaction fees and general and administrative expenses. Transaction fees amounted to approximately 25% and 33% of the Company's total revenues for the three and nine months ended September 30, 2001, respectively. General and administrative expenses amounted to approximately 62% and 64% of the Company's total operating expenses for the three months and nine ended September 30, 2001, respectively. General and administrative expenses principally consisted of the operations of Nationwide and the Company.

                            LOSS BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes equaled a loss of approximately $3,552,000 and $4,539,000 for the three and nine months period ended September 30, 2001. Before the impairment, loss from operations taxes was approximately $1,810,000 and $2,797,000 for the three and nine months period ended September 30, 2001.

                             IMPAIRMENT OF GOODWILL

As noted in Notes 2 and 9 to the financial statements, management reviewed the operations of Tallent, ATMI and Sams and determined that based on losses incurred from operations would continue and it would not recover the goodwill resulting from these acquisitions and therefore impaired the remaining goodwill in the amount of $1,742,000, that resulted from these acquisitions.

                         LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financings. To date, the Company has not been able to support its operations from revenues through sales of products or services.

As of September 30, 2001, the Company's had current assets that approximated it's current liabilities and was incurring operating losses. However, $2,000,000 of the Company,s cash or 62% of its current assets is held in the Company's ATM's and are not available for working capital. These funds resulted primarily from a long-term financing from Cardservice, Inc. for $2,000,000, in connection with the acquisition of Nationwide Money Services, Inc..

The Company's auditors have expressed their uncertainty as to the Company's ability to continue as a going concern. They cite recurring losses from operations, the Company's working capital deficiency, and limited cash resources.

However, the Company's management believes cash flow from operations will turn positive in the first quarter of 2002 from internal growth, not requiring any further acquisitions. Due to the pay down of equipment lease liabilities, average monthly debt service in 2002 will be $30,000 down from the estimated average of $259,000 experienced in 2001.

The Company has secured a commitment of $1,500,000 to restructure the capital leases for its ATM's. The proposal will purchase all the existing leases of the Company and then enter into new leases for a 48 months and require a monthly lease payment of approximately $40,000 compared to its current monthly obligations of $230,000. Management of the Company has developed a plan to increase merchant contracts to generate additional revenues. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

Funding Sources

In order to maintain and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this uncertainty, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $400,000 raised in equity financing during the quarter ended June 30, 2001, the majority was funded by institutions.

However, as a result in the decline in the market value of the Company's common stock, it has been unsuccessful during the quarter ended September 30, 2001 in raising needed capital. No assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. It plans to refinance its ATM leases during the next fiscal quarter. The Company believes that as a result of the restructuring, cash flow and operating income will become positive and will enable the Company to secure additional equity financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $2,000,000 in additional working capital and a $25,000,000 acquisition line of credit, to meet its needs for the next 12 months. The Company believes that with the refinance of the ATM leases, it would not require additional financing to continue its current level of operations.

The Company anticipates incurring losses for the remainder of 2001 and will require significant additional financing in the future in order to satisfy its acquisition plan. The Company intends to raise additional capital through debt and equity financings to fund its continued growth. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.


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

Dependence on Key Personnel

The Company's success depends upon the continued contributions of certain key Personnel, who may be difficult to replace because of their extensive experience in his field, extensive market contacts and familiarity with the Company's activities. While the Company believes it has sufficient cross expertise, if any key management employee were to cease employment, the Company's operating results may suffer. The Company's future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should the Company be unable to attract and retain skilled personnel, the Company's performance may suffer.

                                     -23--

Cash Flow Constraints

The Company anticipates an improvement in its performance during the balance of the year. However, if operating results and cash flows do not improve, the Company's liquidity may be impaired. In such event, the Company would be required to obtain additional sources of liquidity and/or reduce the scope of its operations.

Major Contract

The contract with a major customer expired in September 2001. The Company and the customer have entered into good faith negotiations regarding a new contract that will expand the number of sites from approximately 520 to 920. The new contract will be for an additional five-year period for both the existing sites and the new sites. The Company's management is confident that it will succeed in obtaining the new contract. However, if it does not, the Company still retains all the currently installed ATMs at various locations for a period of five years from their date of installation.

Other Factors

Despite the setbacks experienced in the 3rd Quarter, management continues to pursue opportunities. During the quarter, the Company contracted to expand by 100 ATM's an existing facility of 30 ATM's with an option for 100 additional ATM's and installation began in the 4th quarter. Agreed to increase to 50 sites its branded cash program and will begin shortly offering branded cash for 4 credit unions. Signed a contract to process approximately 50,000 transactions a month for another processor. The Company is also targeting additional acquisitions both stock or stock with limited cash.

                       PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No change from previous filings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Not applicable

(b)  Reports on Form 8-K

Form 8-K filed on July 23, 2001, regarding the acquisition of Nationwide Money Services, Inc. and related exhibits.

Form 8-K filed on August 6, 2001, regarding changes in Registrant's certifying accountant and related exhibit.

Form 8-K/A filed on August 28, 2001, amending the Form 8-K filed on August 6, 2001.

Form 8-K filed on August 31, 2001, reporting additions to the Board of Directors and that James H. Collins and David Fann were no longer officers and directors of the Company.

Form 8-K/A filed on August 31, 2001, amending the Form 8-K filed on June 15,
2001.

Form 8-K/A filed on September 21, 2001, amending the Form 8-K filed on July 23, 2001.

Form 8-K/A filed on October 10, 2001, reporting that Richard Wray is no longer an officer and director

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        GLOBAL AXCESS CORP.



Date:  November 19, 2001                By: /s/ Leonard J. Roman
                                                Leonard J. Roman
                                                Chief Financial Officer