Form 10KSB
period 2001-12-31
GLOBAL AXCESS CORP
filed 2002-04-16
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
(MARK  ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2001
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

                                     0-17874
                            (Commission file number)

                            -------------------------

                               GLOBAL AXCESS CORP.
                 (Name of Small Business Issuer in Its Charter)

                        NEVADA                             88-0199674
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

               221 PONTE VEDRA PARK DRIVE
              PONTE VEDRA BEACH, FLORIDA                     32082
        (Address of principal executive offices)           (Zip Code)

                                 (904) 280-8500
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes /X/     No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's Revenues for the fiscal years 2001 were: $6,331,451.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of April 12, 2002 was $1,215,571.

As of April 12, 2002, the Issuer had 24,551,339 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                 TABLE OF CONTENTS                      Page No.

PART  I

  Item  1.    Description of Business                                          3
  Item  2.    Description of Properties                                        4
  Item  3.    Legal  Proceedings                                               5
  Item  4.    Submission of Matters to a Vote of Security Holders              5

PART  II

  Item  5.    Market for Common Equity and Related Stockholder Matters         6
  Item  6.    Management's Discussion and Analysis of Financial Condition
              and Results  of  Operations                                      7
  Item  7.    Financial  Statements                                           14
  Item  8.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        16

PART  III

  Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act 16
  Item  10.   Executive  Compensation                                         16
  Item  11    Security Ownership of Certain Beneficial Owners and Management  16
  Item  12.   Certain  Relationships  and  Related  Transactions              16
  Item  13.   Exhibits  and  Reports  on  Form  8-K                           17

SIGNATURES                                                                    19

FINANCIAL  STATEMENTS

FINANCIAL  STATEMENT  SCHEDULE

EXHIBITS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Global Axcess Corp., through its wholly owned subsidiaries, is an automated teller machine ("ATM") network and processing consolidator that plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

Global Axcess Corp. (formerly known as Netholdings.com, Inc.) (Also referred to as the "Company") incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until 1999, when it changed its name to Netholdings.com, Inc. In June 2001, the Company changed its name to Global Axcess Corp. Global Axcess is a holding company which conducts all of its operations through its wholly owned subsidiaries. Global Axcess Corp. together with its subsidiaries shall be collectively referred to as the "Company."

On March 26, 2001, IFT Financial Group, Inc., a Nevada corporation ("IFT"), purchased Tallent & Associates, LLC, a Texas limited liability company ("Tallent"), an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas. The consideration provided by IFT to Tallent was $10,000 and 600,000 shares of IFT's common stock. The acquisition included an unsecured note receivable in the amount of $257,909 from the managing member of Tallent, bearing an annual interest rate of 10% and payable in one installment of principal and interest on May 14, 2003.

On May 31, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc. ("IFT"), a Nevada Corporation, in exchange for 8,775,000 shares of the Company's common stock ("IFT Transaction"). Prior to the IFT Transaction, Global Axcess was a non-operating public shell company with no operations or assets and 2,003,737 shares of common stock issued and outstanding; and IFT Financial Group, Inc. was an operational private company.

On June 27, 2001, the Company consummated an agreement effective July 1, 2001 with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI, Inc. and 190 investor contracts from SAMS, Inc. in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock.

On June 29, 2001, the Company purchased all outstanding capital of Nationwide Money Services, Inc. ("Nationwide"), including its wholly owned subsidiary EFT Integration, Inc., from Cardservice International, Inc. In consideration, the Company issued 3,725,000 shares of its common stock to Cardservice International, Inc. and 149,000 shares of its common stock as a finder's fee. Nationwide is an ATM network business consisting of approximately 1,000 ATM machines.

EXECUTIVE OFFICERS

     The Company's executive officers as of April 12, 2002 are as follows:

Name           Age                 Positions
-------------  ---  ----------------------------------------------
Dick Wray       67  Chairman
-------------  ---  ----------------------------------------------
David Fann,     47  President and Director
                    Chief Executive Officer and Chief
                    Operating Officer and Interim Treasurer
-------------  ---  ----------------------------------------------
Michael Dodak   55  and Director
-------------  ---  ----------------------------------------------
Daryl Idler     57  Secretary and Director
-------------  ---  ----------------------------------------------


ITEM 2.          DESCRIPTION OF PROPERTIES

                                Approximate
                                Square
Location                        Footage                      Use
-----------------------------  --------------  --------------------------------
Ponte Vedra, Florida           12,000 sq. ft.  General office use; operations,
                                               accounting, software development
                                               and related administrative
-----------------------------  --------------  --------------------------------
West Columbia, South Carolina   3,600 sq. ft.  General warehouse use, equipment
                                               storage, and maintenance
                                               operations.
-----------------------------  --------------  --------------------------------

     In general, all facilities are in good condition and are operating at capacities that range from 65% to 100%. Both facilities are leased under operating leases. The West Columbia facility is owned by P&K and an employee of the Company has an ownership interest in the business. The monthly lease payments are based on the average number of ATMs stored at the facility during the preceding month. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3.     LEGAL PROCEEDINGS

In November 2001, the Company filed a civil action in the Superior Court of San Diego County against Tallent & Associates, LLC and related parties. In February 2002, the complaint was voluntarily withdrawn and a similar complaint was then filed against (i) Tallent & Associates, LLC; (ii) Tim A. Tallent; and (iii) Jimmy A. Tallent. The complaint relates to various financial, operational, and asset irregularities discovered by Global Axcess subsequent to the acquisition of IFT Financial Group, Inc. (See Item 1of Part I). The Company's objective is to (a) recover amounts due under certain liabilities that were assumed in the transaction; (b) enforce indemnification obligations; (c) related monetary damages; and (d) rescission and cancellation of Common Stock issued by the Company to the named parties. Management is presently attempting to resolve this dispute informally, and if unsuccessful, will vigorously prosecute the various causes of action alleged in the complaint. The Company does not appear to be at risk of any loss in this matter, other than the cost of legal fees for prosecuting this litigation.

     Mr. Lawrence Helzer, a former employee of the Company, has filed a lawsuit against the Company alleging breach of his employment contract. The dispute relates to certain severance compensation provisions of his employment contract for the unfinished period of his employment term. The Company believes it has valid defenses in this matter and intends to continue its' defense of this matter.

     In April 2002, EFTLogix, Inc., a Texas corporation, filed a lawsuit against Tallent & Associates, LLC, Tim A. Tallent (collectively "Tallent") and the Company alleging breach of a certain contract between EFTLogix, Inc. and Tallent. The amount in controversy is $40,954.50, plus a demand for related damages. Pursuant to the terms of the acquisition agreement between Tallent and the Company, the Company is entitled to indemnification for these types of claims. Therefore, the Company intends to assert its' right to indemnification, including the legal costs of defense, by Tallent. The Company has not yet filed a response to the EFTLogix, Inc. complaint, Regardless of the merits of the claim by EFTLogix, Inc., the Company is confident that it will prevail in its' claim for defense and indemnification by Tallent.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pursuant to the Bylaws of the Company, as amended, we are authorized to issue a total of 75,000,000 shares of Command Stock, and 25,000,000 shares of Preferred Stock ($0.001 par value). The Company has never issued any series or shares of its Preferred Stock.

     Our common stock is traded on the Over the Counter Bulletin Board ("OTC:BB") under the symbol "GLXS." As of April 12, 2002, there were 24,551,339 shares of the Company's Common Stock ($0.001 par value) issued and outstanding.

     On April 12, 2002, there were 571 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock.

                                    Price Range
                                    ------------
                                    High    Low
                                    ------  ----
Fiscal 2001:
  First Quarter                     $ 2.50  1.25
  Second Quarter                      2.75   .88
  Third Quarter                       1.15   .23
  Fourth Quarter                       .23  .035
  Fiscal Year                         2.75  .035

Fiscal 2000:
  First Quarter                     $14.75  2.50
  Second Quarter                      8.00  1.75
  Third Quarter                      14.50   .50
  Fourth Quarter                      5.50  1.25
  Fiscal Year                        14.75   .50


     We have paid no dividends on our common stock during the fiscal year ended December 31, 2001, or during any period of the Company's existence.

     The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The Company

     The Company, through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the Southeast United States. The Company also markets services as an ATM processing consolidator to ATM operators not affiliated with any bank or similar financial institution.

     In addition to internal unit growth, the Company plans to consolidate ATM network and ATM processing companies into one efficient, cost-effective organization. The ATM markets and capabilities are evolving rapidly with the advent of new technology. ATMs are becoming interactive terminals for the delivery of many different kinds of goods and services to consumers. The Company is also an ATM processor with a proprietary ATM management software products. The Company has developed, through its software development group over the past five years, a proprietary turnkey software suite known as "NMS Mystro" which may be licensed at some later date to generate additional revenue. The Company intends to continue development of develop of additional ATM management software.

     The Company's ATM systems function as a data repository for monitoring, maintenance and cash management for the ATM industry. These important software assets, in management's opinion, will drive down costs and build a strong, scaleable infrastructure to expand the business. The company, through its wholly owned subsidiary provides processing for the Company's ATM's as well as for third party ATM's. This also allows the Company to act as a processor for other ATM networks for added revenue streams. The Company is unique as most ATM companies are not also processors.

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

Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the years ended December 31, 2001 and 2000. This information should be read in conjunction with the Company's audited Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-KSB.

In the opinion of management, the results from operations during the year ending December 31, 2001 do not reflect the ongoing prospects of this company. During the third and fourth quarter, 2001, the company sorted through the activities associated with changes in management, capital raising, business combinations, and implementing its business plan, including the substantial compliance requirements of a public reporting Company involved in the transactions listed above. The Company incurred unusually high general and administrative expenses related to the recent business combinations and took a significant charge against its earnings due to the impairment of goodwill related to the businesses it acquired. In the opinion of management, these non-recurring expenses distort the operating margins and are not indicative of management's expectations for future financial performance.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

The following operations analysis of the Company for the three and twelve months ended December 31, 2001, reflect both the historical financial statements of IFT and the operations of Nationwide Money Services, Inc. IFT operational activities commenced on April 1, 2001 as a result of its purchase of Tallent & Associates, LLC. Additionally, the Company's operational results for the three and twelve months ended December 31, 2001 include the activities of Nationwide from June 29, 2001 (purchase date) through December 31, 2001.

REVENUE

The Company reported total revenues of $2,776,835 and $6,331,451 for the three and twelve months period ended December 31, 2001. The Company's revenue primarily consists of surcharge, interchange, processing and management fees earned during the three and twelve months ended December 31, 2001, respectively, from its ATM network operations, principally consisting of approximately 1,320 active ATM terminals.

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

Processing fees are earned by EFT Integration, a wholly owned subsidiary of Nationwide Money Services, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.

OPERATING EXPENSES

The Company reported total cost of revenue of $5,926,898 for the year ended December 31, 2001. Operating expenses primarily consist of transaction fees, maintenance and cost of equipment. Cost of revenues amounted to approximately 93% of the Company's total revenues for the year ended December 31, 2001, respectively. General and administrative expenses which excludes depreciation, and stock based compensation was $2,650,438 for the year ended December 31,
2001.   General and Administrative expenses were 36% of the Company's total revenues for year ended December 31, 2001. General and administrative expenses principally consisted of the operations of Nationwide and the Company.

LOSS BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes equaled a loss of approximately $6,6,23,640 for the year ended December 31, 2001. Loss from operations was approximately $4,136,858 for the year ended December 31, 2001.

IMPAIRMENT OF GOODWILL

As noted in Notes 2 and 3 to the financial statements, management reviewed the operations of Tallent, ATMI and SAMS and determined that based on losses incurred from operations would continue and it would not recover the goodwill resulting from these acquisitions and therefore impaired the remaining goodwill in the amount of $2,224,845 that resulted from these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financings. To date, the Company has not been able to support its operations from revenues through sales of products or services.

As of December 31, 2001, the Company's had current assets of $3,312,957 and current liabilities of $6,400,867 and was incurring operating losses. However, $2,000,000 of the Company's cash or 60% of its current assets is held in the Company's ATM's and are not available for working capital. These funds resulted primarily from a long-term financing from Cardservice, Inc. for $2,000,000, in connection with the acquisition of Nationwide Money Services, Inc.

However, the Company's management believes cash flow from operations will turn positive in the first quarter of 2002 from internal growth and the expiration of various lease obligations. The Company has paid off leases in the first quarter of 2002 that had monthly payments of $49,000. Due to the pay down of equipment lease liabilities debt service from May 1, 2002 forward will be less than $50,000 which is down from the average of approximately $183,000 per month during 2001.

The Company has also developed a plan to generate additional revenue by installing the remaining sites in the Food Lion by using third parties who will own the equipment and pay for the installation and Nationwide Money Services will manage the sites for both an upfront and a monthly fee. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

Additional Funding Sources

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $400,000 raised in equity financing during the quarter ended June 30, 2001, the majority was funded by institutions.

However, as a result in the decline in the market value of the Company's common stock, it has been unsuccessful during the quarter ended December 31, 2001 in raising needed capital. No assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. It plans to either refinance or pay down its ATM leases during the first two quarters of 2002. The Company believes that as a result of the expiration of lease obligations, cash flow and operating income will become positive and will enable the Company to secure additional equity financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $7,500,000 in additional working capital to meet its needs for the next 12 months for such items as new leases, software development and acquisitions. The Company believes that with that upon the expiration of the ATM leases, it would not require additional financing to continue its current level of operations.

The Company anticipates improved profitability and cash flow based upon expiration of various leases in the first and second quarter of the year 2002. The Company will require significant additional financing in the future in order to satisfy its acquisition plan. The Company intends to raise additional capital through debt and equity financings to fund its continued growth. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

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

Cash Flow Constraints

The Company anticipates an improvement in its performance in 2002, based upon the expiration of various leases in the first and second quarter of 2002.

Major Contract

     The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites.
As of December 31, 2001, the Company had placed in service approximately 1,320 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 42% of the total sites of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

Other Factors

     Competition. The ATM business is and can be expected to remain highly competitive. While the Company's principal competition comes from national and regional banks, the Company also competes with independent ATM companies. All of these competitors offer services similar to or substantially the same as those offered by the Company. Most of these competitors are larger, more established and have greater financial and other resources than the Company. Such competition could prevent the Company from obtaining or maintaining desirable locations for its machines or could cause the Company to reduce its user fees generated by its ATMs or could cause the Company's profits to decline. The independent ATM business has become increasingly competitive since entities other than banks have entered the market and relatively few barriers exist to entry.

     Government Regulation. The Company is subject to potential regulation by the Federal Banking Acts. In the event that the Company develops nationwide operations, it may be subject to regulations of state authorities in those states in which it operates. In some states, the amount and nature of fees charged is limited or restricted by regulation, and in some states private ATM machines are not permissible.

     Dilution. Pursuant to various subscription and acquisition agreements entered into during the fiscal year ended December 31, 2002 by the Company and certain parties, if shares issued by the Company to such certain parties do not maintain their value equal to or greater than $1.00 per share on future dates ranging from June 2002 through July 2003, the Company would be required to issue additional shares to offset the decline on such shares in order maintain the overall value of the total shares issued related to such agreements. See Note 14 to the Consolidated Financial Statements. The Company is in current negotiations to either eliminate or extend these provisions so as to allow the Company to support the value of the stock of the Company. Management of the Company is confident that it will be able to consummate the elimination or extension of these provisions.

     Corporate Governance. The board of directors is currently reviewing certain actions concerning the issuance of stock in lieu of compensation and the grant of stock options to officers of the Company by the previous board of directors existing prior to February 1, 2002. The board is currently in negotiations to modify and/or eliminate certain of the stock awards and stock option grants with the recipients thereof. The board believes that it will be successful in modifying the stock and stock options issued by the previous board.

     Securities Laws. The Company previously filed Forms S-8 as follows: (i) on March 29, 2000 registering 2.5 million shares of the common stock pursuant to the Company's 2000 Stock Plan; on May 31, 2001 registering 2.5 million shares of the common stock pursuant to the Company's 2001 Stock Plan; and (iii) on October 11, 2001 registering an additional 2.5 million shares of the common stock pursuant to the Company's Amended 2001 Stock Plan. Management is currently investigating the circumstances surrounding the registration of the stock under these registration statements. In the event that management determines that the registrations violated Section 5 of the Securities Act of 1933, the stock issued under the registration statements may be subject to rescission by the Company or may be restricted stock subject to Rule 144 limitations. A rescission offering may deplete the Company of cash and assets necessary in operations and for expansion. Furthermore, in the event that management determines that the registrations violated Section 5 of the Securities Act of 1933, the Company will seek redress against certain advisors and professionals (including former counsel) who advocated, and benefited from, the registration of such S-8 stock. The investigation by management is ongoing.

     Dissolution of IFT. In connection with the Asset Purchase and Sale Agreement between IFT and the Company, IFT warranted that it would dissolve and wind-up its affairs after the closing of the transaction, in furtherance of the intentions of the parties to the agreement to preserve the tax treatment afforded by IRC section 368. Further, the Board of Directors of IFT on October 4, 2001 voted to dissolve the corporation and cause to be issued to its shareholders the pro-rata common shares received from the Company pursuant to the May 31, 2001 agreement. A Certificate of Dissolution was executed by the company on October 25, 2001, and recorded by the Nevada Secretary of State on November 8, 2001. Certain directors of IFT, who were also former directors and officers of the Company have commenced activities to block the dissolution of IFT and the distribution prorata of the Company common shares owned by IFT. Inasmuch as the actions of the IFT directors do not change the total number of shares of the corporation attributable to IFT shareholders, should the prorata share distribution be temporarily blocked or otherwise delayed, the Company believe such event will not have a material adverse effect on the Company.


ITEM 7.          FINANCIAL STATEMENTS
     Our financial statements required by this item are submitted as a separate section of this Form 10-KSB. See Item 14 (a)(1) for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

                              RESULTS OF OPERATIONS
OVERVIEW

REVENUE

                                           2001    Change    2000
                                          -------  -------  -------
Revenue                                   $6,331

Cost of  Revenues
                                            2001   Change    2000
                                          -------  -------  -------
Cost of Revenues                          $5,927        %   $      %  $
Percentage of total revenue                   94%                  %       %

Operating Expenses
                                            2001   Change    2000    Change 1999
                                          -------  -------  -------  ------ ----

Stock Based Compensation                  $  667
Depreciation and                           1,224
Amortization
Selling, General and
Administrative                             2,650
Total Operating Expenses                   4,541
                                          -------
Percentage of total revenue                   72%


Other Expenses
                                            2001   Change     2000   Change 1999
                                          -------  -------  -------  ------ ----

Impairment of acquired
intangible assets                         $1,759
Impairment of acquired
tangible assets                              466
Interest Expense                             262
                                          -------
Total Other Expenses                      $2,487
Percentage of total revenue

Loss before Provision for Income Taxes   $(6,624)
                                         --------

Net Loss                                 $(6,624)
Basic and Diluted loss per common stock   ( 0.50)
Basic and Diluted weighted average
     Common shares outstanding            13,180

FINANCIAL STATEMENTS

     Our financial statements required by this item are submitted as a separate section of this Form 10-KSB. See Item 14 (a)(1) for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

     The information required by this item is included in Item 10 of this Form 10-KSB.


ITEM 10.     EXECUTIVE COMPENSATION

                                        Annual Compensation
Name and Principal                                 Equity       Beneficial
Position                     Year     Salary     Compensation   Ownership
--------------------------  ------  -----------  -------------  -----------
Richard Wray
Chairman of the Board of
Directors                     2001  $   169,666     1,897,750

Michael Dodak,
Chief Execustive Officer,
Chief Operating Offivcer,
Interim Treasurer and
Director                      2001  $   109,283   1,322,250(1)  2,195,250

David Fann
President & Director          2001  $    64,667     1,781,750

Daryl C. Idler, Jr.
Secretary and Director        2001  $   113,966     1,076,000   2,059,750

Steve Mortensen               2001        5,334     1,562,666   2,116,000

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included in Item 10 of this Form 10-KSB.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is submitted as a separate section of this Form 10-KSB. See Notes 1, 6 and 12 to the Financial Statements for a listing of Related Party Transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     INDEX TO EXHIBITS

                                            Incorporated by
                                            Reference
Exhibit                                     ------------------   Filed
Number      Exhibit Description             Form  Date  Number   Herewith
------      -----------------------------   ----  ----  ------   --------
   3.1      Articles of Incorporation
   3.2      Bylaws
     9      Voting Trust Agreement
    10      Material Contracts
  13.1      Form 10-KSB December 2000
  13.2      Form 10-QSB March 2001
  13.3      Form 10-QSB June 2001
  13.4      Form 10-QSB September 2001
            Consent of L.L. Bradford &
            Company, LLC, the Company's
            Independent Public
  23.1      Accountants

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

Form 8-K/A filed on August 31, 2001, amending the Form 8-K filed on June 15,
2001.

Form 8-K/A filed on September 21, 2001, amending the Form 8-K filed on July 23, 2001.

Form 8-K/A filed on October 10, 2001, reporting that Richard Wray is no longer an officer and director

Subsidiaries of the Issuer:

Nationwide Money Services, a Florida corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 ----------------------------------------------
                                 Michael Dodak
                                 (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 15th day of April, 2002.

Signature                  Title
------------------------   ---------------------------
Richard Wray               Director

David Fann                 President, Director

Michael Dodak


David Fann


Richard Wray


Daryl C. Idler, Jr.


Ernst Schoenbaechler

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

        (With Report of Independent Certified Public Accountants Thereon)









                          L.L. Bradford & Company, LLC
                   Certified Public Accountants & Consultants

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Certified Public Accountants                             1

Financial statements

Consolidated balance sheet                                                     2

Consolidated statements of operations                                          3

Consolidated statement of stockholders' equity                                 4

Consolidated statements of cash flows                                          6

Notes to consolidated financial statements                                     7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Global Axcess Corp.
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated balance sheet of Global Axcess Corp. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from December 15, 2000 (Date of inception for IFT Financial Group, Inc.) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp. as of December 31, 2001, and the consolidated results of its operations and cash flows for the year ended December 31, 2001 and for the period from December 15, 2000 (Date of inception for IFT Financial Group, Inc.) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.





L.L. Bradford & Company, LLC
March 25, 2002
(except for Note 15, as to which the date is April 12, 2002)
Las  Vegas,  Nevada

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
Current assets
  Cash                                                     $   255,022
  Automated teller machine vault cash                        2,625,133
  Accounts receivable, net                                     432,802
  Note receivable - related party, net                              --
                                                           ------------
    Total current assets                                     3,312,957

Fixed assets, net                                            2,582,662

Other assets
  Intangible assets, net                                     2,262,909
  Other assets                                                  15,676
                                                           ------------

Total assets                                               $ 8,174,204
                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                 $ 1,496,403
  Automated teller machine vault cash payable                2,625,133
  Stock payable                                                 38,400
  Due to related parties                                       962,398
  Notes payable-related parties  - curent portion              213,228
  Notes payable - current portion                              212,454
  Capital lease obligations - current portion                  852,851
                                                           ------------
    Total current liabilities                                6,400,867

Long-term liabilities
  Notes payable-related parties  - long-term portion           447,447
  Notes payable - long-term portion                             45,742
  Capital lease obligations - long-term portion                297,358
                                                           ------------

Total liabilities                                            7,191,414

Commitments and contingencies                                       --

Stockholders' equity
  Preferred stock; $0.001 par value; 25,000,000 shares
     authorized, 0 shares issued and outstanding                    --
  Common stock; $0.001 par value; 75,000,000 shares
     authorized, 18,590,172 shares issued and outstanding       18,590
  Additional paid-in capital                                 7,592,371
  Prepaid consulting services paid in common stock                  --
  Accumulated deficit                                       (6,628,171)
                                                           ------------
    Total stockholders' equity                                 982,790
                                                           ------------

Total liabilities and stockholders' equity                 $ 8,174,204
                                                           ============

          See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the period from
                                                                      December 15, 2000
                                                                     (Date of Inception
                                                                      for IFT Financial
                                             For the year ended     Group, Inc.) through
                                              December 31, 2001      December 31, 2000
                                            ---------------------  ----------------------
Revenues                                    $          6,331,451   $                  --

Cost of revenues                                       5,926,898                      --
                                            ---------------------  ----------------------

  Gross profit                                           404,553                      --

Operating expenses
  Stock based compensation                               666,565                   4,000
  Depreciation and amortization                        1,224,408                      --
  Selling general and administrative                   2,650,438                     531
                                            ---------------------  ----------------------
    Total operating expenses                           4,541,411                   4,531
                                            ---------------------  ----------------------

  Loss from operations                                (4,136,858)                 (4,531)

Other expense
  Impairment of acquired intangible assets             1,758,848                      --
  Impairment of acquired tangible assets                 465,997                      --
  Interest expense                                       261,937                      --
                                            ---------------------  ----------------------
    Total other expense                                2,486,782                      --

Loss before provision for income taxes                (6,623,640)                 (4,531)

Provision for income taxes                                    --                      --
                                            ---------------------  ----------------------

Net loss                                    $         (6,623,640)  $              (4,531)
                                            =====================  ======================

Basic and diluted loss per common share     $              (0.50)  $               (0.04)
                                            =====================  ======================

Basic and diluted weighted average
  common shares outstanding                           13,180,332                 120,548
                                            =====================  ======================

               See Accompanying Notes to Consolidated Financial Statements

                                                    GLOBAL AXCESS CORP.
                                        (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                     Prepaid
                                                                                    Consulting
                                                                                     Services
                                                    Common Stock      Additional     Paid in                  Total
                                                  ------------------    Paid-in       Common   Accumulated Stockholders'
                                                   Shares    Amount     Capital       Stock      Deficit      Equity
                                                  ---------  -------  ------------  ----------  ---------  -------------
Balance, December 15, 2000 (Date of
 inception for IFT Financial Group, Inc.)                --  $    --  $        --   $      --   $     --   $         --


Issuance of common stock to founders in
December 2000 for consulting services,
 $0.01 per share                                  4,000,000    4,000           --          --         --          4,000

Net loss                                                 --       --           --          --     (4,531)        (4,531)
                                                  ---------  -------  ------------  ----------  ---------  -------------

Balance, December 31, 2000                        4,000,000    4,000           --          --     (4,531)          (531)

Issuance of common stock to founders in
  January 2001 for consulting services,
   $0.01 per share                                3,245,000    3,245           --          --         --          3,245

Issuance of common stock in March 2001
  for acquisition of Tallent & Associates, LLC,
  $1.00 per share                                   600,000      600      599,400          --         --        600,000

Issuance of common stock in March 2001
  for satisfaction of note payable,
  $1.00 per share                                    55,000       55       54,945          --         --         55,000

Issuance of common stock in March 2001
  for satisfaction of promissory note payable
  totaling $775,000, $1.00 per share                775,000      775      774,225          --         --        775,000

Issuance of common stock for cash in May
  2001 (net of offering costs of $43),
  $1.00 per share                                   400,000      400      399,557          --         --        399,957

Issuance of common stock in May 2001
  for acquisition of Netholdings.com, Inc.,
  $0.001 per share                                2,003,737    2,004   (1,000,000)         --         --       (997,996)

Issuance of common stock in June 2001
  in satisfaction of Netholdings.com, Inc.
  accounts payable, $1.00 per share               1,000,000    1,000      999,000          --         --      1,000,000


Issuance of common stock in June 2001
  for consulting services, $1.00 per share          100,000      100       99,900          --         --        100,000

Issuance of common in June 2001 for
  prepaid consulting services,
  $1.00 per share                                   500,000      500      499,500    (500,000)        --             --

Issuance of common stock in June 2001
  for acquisition of Nationwide Money
  Services, Inc., $1.00 per share                 3,725,000    3,725    3,721,275          --         --      3,725,000

                                 See Accompanying Notes to Consolidated Financial Statements

                                                    GLOBAL AXCESS CORP.
                                        (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      Prepaid
                                                                                     Consulting
                                                                                      Services
                                                     Common Stock      Additional     Paid in                     Total
                                                  -------------------    Paid-in       Common   Accumulated   Stockholders'
                                                   Shares     Amount     Capital       Stock      Deficit        Equity
                                                  ----------  -------  ------------  ----------  -----------  -------------
Issuance of common stock in June 2001
  for acquisition of merchant servicing
  contracts from ATM International, Inc.,
   $1.00 per share                                   258,357      258      258,099          --            --       258,357

Issuance of common stock in June 2001
  for acquisition of merchant servicing
  contracts from SmartATM
  Management, Ltd., $1.00 per share                  541,633      542      541,091          --            --       541,633

Issuance of common stock in June 2001
  for acquisition of equipment
  from RBSI, $1.00 per share                          34,445       34       34,411          --            --        34,445

Issuance of common stock in July 2001
  related to finder's fee for acquisition
  of Nationwide Money Services, Inc.,
  $1.00 per share                                    149,000      149      148,851          --            --       149,000

Issuance of common stock in July 2001
  for covenant not to compete agreement,
  $1.00 per share                                    200,000      200      199,800          --            --       200,000

Issuance of common stock in August 2001
  for cash, $1.00 per share                           50,000       50       49,950          --            --        50,000

Issuance of common stock in August 2001
  for interest expense,
   $1.00 per share                                    15,000       15       14,985          --            --        15,000

Issuance of common stock in September 2001
  for exercise of warrants,
  $0.30 per share                                    500,000      500      149,500          --            --       150,000

Current period recognition of prepaid
  consulting services paid in common stock                --       --           --     500,000            --       500,000

Issuance of common stock in October 2001
  for wages                                           38,000       38        5,282          --            --         5,320

Issunace of common stock in November 2001
  for consulting services                            100,000      100       15,900          --            --        16,000

Issunace of common stock in December 2001
  for consulting services                            300,000      300       26,700          --            --        27,000

Net loss                                                  --       --           --          --    (6,623,640)   (6,623,640)
                                                  ----------  -------  ------------  ----------  -----------  -------------

Balance, December 31, 2001                        18,590,172  $18,590  $ 7,592,371   $      --   $(6,628,171)  $   982,790
                                                  ==========  =======  ============  ==========  ===========  =============

                                 See Accompanying Notes to Consolidated Financial Statements

                                              GLOBAL AXCESS CORP.
                                   (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     For the period from
                                                                                                      December 15, 2000
                                                                                                     (Date of Inception
                                                                                                      for IFT Financial
                                                                             For the year ended     Group, Inc.) through
                                                                              December 31, 2001      December 31, 2000
                                                                            ---------------------  ----------------------
Cash flows from operating activities:
  Net loss                                                                  $         (6,623,640)  $              (4,531)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Stock based compensation                                                             666,565                   4,000
    Depreciation and amortization                                                      1,224,408                      --
    Impairment of acquired assets                                                      2,224,845                      --
  Changes in operating assets and liabilities:
    Change in automated teller machine vault cash                                     (2,625,133)                     --
    Change in accounts receivable                                                       (112,680)                     --
    Change in other assets                                                               (11,317)                     --
    Change in accounts payable and accrued liabilities                                 1,495,872                     531
    Change in automated teller machine vault cash payable                              2,625,133                      --
    Change in stock payable                                                               38,400                      --
    Change in due to related parties                                                     962,398                      --
                                                                            ---------------------  ----------------------
      Net cash used by operating activities                                             (135,149)                     --

Cash flows from investing activities:
  Purchase of fixed assets                                                              (154,979)                     --
                                                                            ---------------------  ----------------------
      Net cash used by investing activities                                             (154,979)                     --

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 599,957                      --
  Proceeds from borrowing on notes payable                                               447,620                      --
  Principal payments on notes payable                                                   (189,424)                     --
  Principal payments on capital lease obligations                                       (313,003)                     --
                                                                            ---------------------  ----------------------
      Net cash provided by financing activities                                          545,150                      --
                                                                            ---------------------  ----------------------

Net increase in cash                                                                     255,022                      --

Cash, beginning of period                                                                     --                      --
                                                                            ---------------------  ----------------------

Cash, end of period                                                         $            255,022   $                  --
                                                                            =====================  ======================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                $                 --   $                  --
                                                                            =====================  ======================
  Cash paid for interest                                                    $            154,862   $                  --
                                                                            =====================  ======================

Schedule of non-cash financing activities:
  Issuance of 600,000 shares of common stock in exchange for
    acquisition of Tallent & Associates, LLC                                $            600,000   $                  --
                                                                            =====================  ======================
  Issuance of 55,000 shares of common stock in satisfaction of
    $55,000 note payable                                                    $             55,000   $                  --
                                                                            =====================  ======================
  Issuance of 775,000 shares of common stock in satisfaction of
    $775,000 note payable                                                   $            775,000   $                  --
                                                                            =====================  ======================
  Issuance of 3,003,737 shares of common stock in exchange for acquisition
    of Netholdings.com, Inc. and satisfaction of accounts payable           $              2,004   $                  --
                                                                            =====================  ======================
  Issuance of 3,725,000 shares of common stock in exchange for
    acquisition of Nationwide Money Services, Inc.                          $          3,725,000   $                  --
                                                                            =====================  ======================
  Issuance of 258,357 shares of common stock in exchange for acquisition of ATM International, Inc. merchant servicing
    contracts                                                               $            258,357   $                  --
                                                                            =====================  ======================
  Issuance of 541,633 shares of common stock in exchange for acquisition of SmartATM Management, Ltd. merchant servicing
    contracts                                                               $            541,633   $                  --
                                                                            =====================  ======================
  Issuance of 34,445 shares of common stock in exchange for
    acquisition of equipment from RBSI                                      $             34,445   $                  --
                                                                            =====================  ======================
  Issuance of 149,000 shares of common stock related to finder's
    fee for acquisition of Nationwide Money Services, Inc.                  $            149,000   $                  --
                                                                            =====================  ======================
  Issuance of 200,000 shares of common stock for covenant not
    to compete agreement                                                    $            200,000   $                  --
                                                                            =====================  ======================

                          See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION  OF  BUSINESS,  HISTORY  AND  SUMMARY OF SIGNIFICANT POLICIES
     -------------------------------------------------------------------------

     Description  of  business  -  Global Axcess Corp., through its wholly owned
     -------------------------
     subsidiaries, is an automated teller machine ("ATM") network and processing consolidator that plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

     History  -  Global  Axcess  Corp. (formerly known as Netholdings.com, Inc.)
     -------
     (also referred to as the "Company") was incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until 1999, when it changed its name to Netholdings.com, Inc. In June 2001, the Company changed its name to Global Axcess Corp. Global Axcess is a holding company which conducts all of its operations through its wholly owned subsidiaries.

     On May 31, 2001, Global Axcess Corp. consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc. ("IFT"), a Nevada Corporation, in exchange for 8,775,000 shares of its common stock ("IFT Transaction"). Prior to the IFT Transaction, Global Axcess Corp. was a non-operating public shell company with no operations or assets, approximately $1,000,000 in liabilities and 2,003,737 shares of common stock issued and outstanding; and IFT Financial Group, Inc. was an operational private company. The IFT Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IFT Transaction is equivalent to the issuance of stock by an operational company (IFT Financial Group, Inc.) for the net monetary assets of a non-operational public shell company (Global Axcess Corp.), accompanied by a recapitalization. The accounting for the IFT Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of IFT Financial Group, Inc. Subsequent to the acquisition, the liabilities were settled through the issuance of 1,000,000 shares of the Company's common stock. IFT was incorporated on December 15, 2000, therefore these financial statements reflect activities from December 15, 2000 (Date of inception for IFT Financial Group, Inc.) and forward. IFT is an ATM Network company as a result of its acquisition of Tallent & Associates, LLC. Global Axcess Corp. together with its subsidiaries shall be collectively referred to as the "Company."

     On March 26, 2001, IFT purchased all outstanding capital of Tallent & Associates, LLC ("Tallent"), a Texas limited liability company, in consideration of $10,000 and 600,000 shares of IFT's common stock, and a note receivable totaling $257,909 from the managing member of Tallent, which is unsecured, bearing an annual interest rate of 10% and payable in one installment of principal and interest on May 14, 2003. Tallent is an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas. (See Note 2)

     On June 27, 2001, the Company consummated an agreement effective July 1, 2001 with ATMI, Inc. and SAMS, Inc. to purchase 311 merchant account contracts from ATMI, Inc. and 190 investor contracts from SAMS, Inc. in consideration of 258,357 and 541,633 shares, respectively, of the Company's common stock. (See Note 2)

     On June 29, 2001, the Company purchased all outstanding capital of Nationwide Money Services, Inc. ("Nationwide"), including its wholly owned subsidiary EFT Integration, Inc., from Cardservice International, Inc. In consideration, the Company issued 3,725,000 shares of its common stock to Cardservice International, Inc. and 149,000 shares of its common stock as a finders fee. Nationwide is an ATM network business consisting of approximately  1,000  ATM  machines.  (See  Note  2)

     Global Axcess Corp. together with its subsidiaries shall herein be collectively referred to as the "Company".

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -------------------------------------------------------------

     Business  combinations  - The business combinations have been accounted for
     ----------------------
     under the purchase method of accounting, therefore the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at fair value as of the date of acquisition. The excess of the acquired business' purchase price over the fair value of its tangible and identifiable intangible assets is then included in goodwill in the accompanying consolidated balance sheet.

     Principles of consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Merchant  contract  concentration - The Company contracts the locations for
     ---------------------------------
     its machines with various merchants. As of December 31, 2001, the Company has approximately 1,320 active machines, of which approximately 550 machines are contracted through a single merchant. Revenues from this merchant represent approximately 50% of total transaction fees.

     Definition  of  fiscal year - The Company's fiscal year end is December 31.
     ---------------------------

     Use  of estimates - The preparation of consolidated financial statements in
     -----------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fixed  assets  -  Fixed  assets  are  stated  at  cost  less  accumulated
     -------------
     depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

     Goodwill  and  intangible  assets  -  Goodwill  represents the excess of an
     ---------------------------------
     acquired business' purchase price over the fair value of its assets, resulting from business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization and is being amortized over the estimated useful life ranging from 3 to 15 years. The Company will cease amortizing goodwill over the estimated useful life commencing January 1, 2002 in accordance with the effective date of Financial Accounting Standard No. 142 as further discussed below.

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

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -------------------------------------------------------------

     Fair  value  of  financial  instruments  -  The  carrying  amounts  for the
     ---------------------------------------
     Company's cash, accounts receivable, due to/from related party, accounts payable, accrued interest, accrued liabilities, due to consultants, advance on equity funding line and notes payable approximate fair value due to the short-term maturity of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                   December 31, 2001
                                ----------------------
                                 Carrying     Fair
                                  Amount      Value
                                ----------  ----------

     Notes payable              $  258,196  $  252,139
     Capital lease obligations   1,150,209   1,125,192
                                ----------  ----------

                                $1,408,405  $1,377,331
                                ==========  ==========


     Earnings  (loss)  per  share  - Basic earnings (loss) per share exclude any
     ----------------------------
     dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     Income taxes - The Company accounts for its income taxes in accordance with
     ------------
     Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     As of December 31, 2001, the Company has available net operating loss carryforwards that will expire in various periods through 2021. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     Comprehensive  income  (loss)  -  The  Company  has  no components of other
     -----------------------------
     comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

     Segment  information  -  The  Company  discloses  segment  information  in
     --------------------
     accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. The Company operates under one segment.

     Advertising  costs  -  The  Company  recognizes  advertising  expenses  in
     ------------------
     accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, generally over the greater of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. No advertising costs have been incurred for the six months ended December 31, 2001.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     -------------------------------------------------------------

     Research and development costs - Research and development costs are charged
     ------------------------------
     to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

     Expenses  of offering - The Company accounts for specific incremental costs
     ---------------------
     directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

     Stock-based  compensation  -  The Company accounts for stock-based employee
     -------------------------
     compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

     New  accounting  pronouncements  -  In  July 2001, the Financial Accounting
     -------------------------------
     Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS
     143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   BUSINESS  COMBINATIONS  AND  ACQUISITIONS
     -----------------------------------------

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

     Tallent  &  Associates,  LLC. - In March 2001, the Company acquired 100% of
     --------------------------
     Tallent & Associates, LLC (a Texas Limited Liability Company) in exchange for $10,000 in cash, 600,000 shares of the Company's common stock, and a note receivable totaling $257,909 from the managing member of Tallent, which is unsecured, bearing an annual interest rate of 10% and payable in one installment of principal and interest on May 14, 2003. The Company will account for its 100% ownership interest in Tallent using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

     The purchase price amount in excess of the fair value of net assets was substantially allocated to goodwill, approximating $759,000, which was being amortized on a straight-line basis over the estimated useful life of three years. The remaining balance of the purchase price approximating $253,000 was allocated to an employment agreement and a covenant not to compete, which were being amortized on a straight-line basis over the estimated useful lives ranging from 2 to 5 years.

     During September 2001, the Company reviewed the acquired operations of Tallent & Associates, LLC. The review indicated certain provisions within the acquisition agreements that did not adhere to the representations made by the former members of Tallent and Associates, LLC and the operations have been unprofitable. Further, the Company believes that Tallent and Associates, LLC will continue to be unprofitable for the next few years. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of Tallent & Associates, LLC and recognized an impairment of acquired intangible assets of $825,524 (See Note 3) with the remaining balance of the acquired goodwill and intangible assets totaling $186,546 recorded as amortization expense during the year ended December 31, 2001. Additionally, an allowance for doubtful account was recorded for the full amount of the note receivable - related party for $257,909; however, the Company plans to take necessary actions to collect these funds.

     Nationwide  Money  Services, Inc. - In June 2001, the Company acquired 100%
     -------------------------------
     of the outstanding capital stock of Nationwide Money Services, Inc., as previously discussed in Note 1, in consideration of 3,874,000 shares of the Company's common stock, including 149,000 shares for a finder's fee. Additionally, one year following the date of acquisition, Cardservice International, Inc. (former parent company of Nationwide Money Services, Inc.) is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by Cardservice International, Inc. does not maintain a total value of $3,725,000 (See Note 14, Potential future issuance of common shares). This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company will account for its 100% ownership interest in Nationwide using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

     The purchase price amount in excess of fair value of net assets was allocated to merchant account contracts totaling $1,020,000, and goodwill totaling $1,311,195, which are being amortized on a straight-line basis over their estimated useful lives of three years.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   BUSINESS  COMBINATIONS  AND  ACQUISITIONS  (continued)
     ------------------------------------------------------

     ATMI,  Inc.  and  SAMS,  Inc.  -  In July 2001, the Company entered into an
     --------------------------
     agreement with ATMI, Inc. and SAMS, Inc., as previously discussed in Note 1, and issued 258,357 and 541,633 shares, respectively, of the Company's common stock. Additionally, during July 2002 ATMI, Inc. and SAMS, Inc. is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by ATMI, Inc. and SAMS, Inc. does not maintain a total value of $258,357 and $541,633, respectively (See Note 14, Potential future issuance of common shares). The Company issued an additional 200,000 common shares, totaling $200,000, during July 2001 in exchange for a covenant not to compete.

     During September 2001, the Company reviewed the performance of the merchant account contracts acquired from ATMI, Inc. and SAMS, Inc. The review indicated the operations were unprofitable and were expected to continue for the next few years. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of the merchant accounts from ATMI, Inc. and SAMS, Inc. and recognized an impairment of acquired intangible assets of $933,324 with the remaining balance of the acquired goodwill and intangible assets totaling $66,666 recorded as amortization expense during the year ended December 31, 2001.

     RBSI  -  In  June  2001, the Company entered into an agreement with RBSI to
     ----
     acquire $34,445 of equipment in exchange for 34,445 shares of the Company's common stock.

     Cashlink  International, Inc. - In October 2001, the Company consummated an
     -----------------------------
     agreement with Cashlink International, Inc. to purchase 31 merchant account contracts in consideration of 80,000 shares of the Company's common stock and $20,000, for a total value of $58,400. As of December 31, 2001, the 80,000 shares were not issued and have been recorded as stock payable. Additionally, during February 2003 Cashlink International, Inc. is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by Cashlink International, Inc. does not maintain a total value of $80,000 (See Note 14, Potential future issuance of common shares).

3.   FIXED  ASSETS
     -------------

     Fixed  assets  consist  of  the  following  as  of  December  31,  2001:

       Automated teller machines          $3,266,544
       Furniture and fixtures                  2,479
       Computers, equipment and software     241,117
       Automobiles                            16,863
       Leasehold equipment                     7,779
                                          ----------
                                           3,534,782
       Less: accumulated depreciation        952,120
                                          ----------

       Fixed assets, net                  $2,582,662
                                          ==========

     During December 2001, the Company evaluated whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The review indicated that certain ATMs acquired from Tallent & Associates, LLC were impaired. As a result, the Company recognized an impairment of acquired tangible assets of $465,997.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   INTANGIBLE  ASSETS
     ------------------

     Intangible  assets  consist  of  the  following  as  of  December 31, 2001:

        Goodwill                        $1,311,195
        Merchant contracts               1,120,000
                                        ----------
                                         2,431,195
        Less: accumulated amortization     168,286
                                        ----------

        Intangible assets, net          $2,262,909
                                        ==========

5.   AUTOMATED  TELLER  MACHINE  VAULT  CASH  PAYABLE
     ------------------------------------------------

     Automated teller machine vault cash payable consists of funds borrowed to replenish ATMs and collected through providing network and switching services for ATMs. Additionally, these funds have been reported as automated teller machine vault cash payable on the balance sheet with offsetting automated teller machine vault cash at December 31, 2001. As of December 31, 2001, automated teller machine vault cash payable consists of the following:

         Promissory  loan provided by Cardservice International,
         Inc.  (former  parent  company  of  Nationwide  Money
         Services, Inc. now stockholder of Global Axcess Corp.),
         secured  with  a  proportionate  share of the automated
         teller  machine  vault  cash,  interest  only  payments
         commencing on August 1, 2001, principal due on June 26,
         2002,  and  interest  rate  at  7%                         $ 2,000,000

         Cash  collected through network and switching services,
         payable  to  various  third-parties,  secured  with  a
         proportionate  share  of  the  automated teller machine
         vault  cash,  bearing  no  interest  and  due on demand        625,133
                                                                    -----------

                                                                    $ 2,625,133
                                                                    ===========

6.   NOTES  PAYABLE  -  RELATED  PARTIES
     -----------------------------------

     As of December 31, 2001, notes payable - related parties consist of the following:

         Promissory  note from a stockholder, unsecured, payable
         in  monthly  principal  and  interest  installments  of
         $11,073, bearing an annual interest rate of 9%, and due
         May  2007                                                  $   531,000

         Promissory  loan provided by Cardservice International,
         Inc.  (former  parent  company  of  Nationwide  Money
         Services, Inc. now shareholder of Global Axcess Corp.),
         secured  with  the  Company's  assets,  interest  only
         payments  with  interest  at  8%, principal due October
         2002                                                           129,675
                                                                    -----------

                                                                        660,675
         Less:  amounts  due  within  one  year                         213,228
                                                                    -----------

         Long-term  portion  of  note  payable                      $   447,447
                                                                    ===========

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   NOTES  PAYABLE  -  RELATED  PARTIES  (continued)
     -----------------------------------

     As of December 31, 2001, principal payments on the note payable are as follows:

            2002                                                       $213,228
            2003                                                         93,910
            2004                                                        102,720
            2005                                                        112,356
            Thereafter                                                  138,461
                                                                       --------

                                                                        660,675
                                                                       ========


7.   NOTES  PAYABLE
     --------------

     As  of  December  31,  2001,  notes  payable  consist  of  the  following:

         Promissory  notes  from various individuals, unsecured,
         payable  in  monthly  installments  of  interest  only,
         bearing  an  annual  interest  rate  of 15%, and due on
         demand                                                     $   189,500

         Promissory notes from an individual, unsecured, payable
         in  monthly  installments  of  principal  and  interest
         installments,  of  $958  commencing  April 2002 with an
         initial  balloon  payment of $10,958, bearing an annual
         interest  rate  of  7%,  and  due  April  2006                  50,000

         Promissory  note  from  an  institution,  secured  by a
         vehicle  of  the  Company, payable in monthly principal
         and  interest  installments of 331, bearing an interest
         rate  of  4.85%,  and  maturing  September  2003                15,860

         Promissory  note  from  an  institution,  secured by an
         automobile of the Company, payable in monthly principal
         and  interest  installments  of  $1,008,  bearing  an
         interest  rate  of 11.0%, and maturing March 2002                2,836
                                                                    -----------

                                                                        258,196
         Less: amounts due within one year                              212,454
                                                                    -----------

         Long-term portion of note payable                          $    45,742
                                                                    ===========


     As of December 31, 2001, principal payments on the note payable are as follows:
--------------------------------------------------------------------------------

            2002                                                       $212,454
            2003                                                         22,058
            2004                                                         10,160
            2005                                                         10,894
            Thereafter                                                    2,630

                                                                       --------
                                                                        258,196
                                                                       ========

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   CAPITAL  LEASE  OBLIGATIONS
     ---------------------------

     The Company is obligated under various capital leases for automated teller machines. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $1,258,378 require minimum monthly lease payments ranging from $198 to $75,950 with interest rates ranging between 8.5% and 16.8%. The future minimum lease payments required under capital lease obligations as of December 31, 2001, are as follows:

            2002                                                   $  943,573
            2003                                                      280,154
            2004                                                       34,651
                                                                   ----------
                                                                    1,258,378
            Less: amount representing interest                        108,169
                                                                   ----------
            Present value of minimum lease payments                 1,150,209
            Less: current portion of capital lease obligations        852,851
                                                                   ----------
                                                                      297,358
                                                                   ==========

     Equipment leased under capital leases as of December 31, 2001, totals $1,541,382, which is net of accumulated depreciation of $500,459.

     As of December 31, 2001, the Company is in arrears on the minimum lease payments for capital lease obligations of approximately $458,000. Subsequently, the Company negotiated a loan with Cardservice International, Inc. (former parent company of Nationwide Money Services, Inc.) to bring the obligation current, as further discussed in Note 15.

9.   COMMON  STOCK  ISSUED  FOR  PREPAID  CONSULTING  SERVICES
     ---------------------------------------------------------

     As of December 31, 2001, the Company issued 500,000 shares of its common stock to an individual for consulting services to be rendered in the future. Accordingly, the Company recorded a value of $500,000 as prepaid consulting services at June 30, 2001. The Company initially believed that such services would be rendered over a twenty-four month period pursuant to the consulting services agreement. During September 2001, the Company determined that no additional consulting services would be forthcoming and accordingly charged the full value to operations.

10.  EMPLOYMENT  AGREEMENT
     ---------------------

     In March 2001, the Company entered into a two-year employment agreement (the "Agreement") with the managing member of Tallent, Tim Tallent (the "Employee"). The Agreement includes an option of four extensions each for an additional two years under the same terms and conditions upon the mutual agreement of the Company and the Employee. The Agreement provides the Employee with a base salary of $100,000, signing bonus of $1,000, and an automobile allowance of $1,000 per month. In addition, the Employee will not compete with the operations of the Company for the term of the Agreement and three years from the termination of the Agreement. The Company has filed a lawsuit against the Employee, in addition to other parties, as discussed further in footnote 15.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     Stock  options  -  During  the  year  ended  December 31, 2001, the Company
     --------------
     granted stock options to employees totaling 7,677,566 shares of its common stock with a weighted average strike price of $2.05 per share. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 2 years. The following table summarizes the Company's stock options activity:

                                            Number       Weighted
                                              Of          Average
                                            Options   Exercise Price
                                           ---------  ---------------

           Balance, January 1, 2001               --  $            --
              Options granted and assumed  7,677,566             2.05
              Options canceled             3,823,250             0.45
              Options expired                     --               --
              Options exercised              500,000             0.30
                                           ---------  ---------------

           Balance, December 31, 2001      3,354,316  $          4.13
                                           =========  ===============

     Pro  forma disclosure - SFAS No. 123 requires companies that follow APB No.
     --------------------
     25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost of $363,615 been recognized based on the fair value at the date of grant for employee options granted in fiscal year 2001, the pro forma amounts of the Company's net loss and net loss per share for the year ended December 31, 2001 would have been as follows:

                                                            December 31,
                                                                2001
                                                           --------------

           Net loss - as reported                          $  (6,623,640)
           Net loss - pro forma                            $  (6,986,955)
           Basic and diluted loss per share - as reported  $       (0.50)
           Basic and diluted loss per share - pro forma    $       (0.53)



     The Company estimates the fair value of stock option granted to employees using the Black-Scholes option pricing-model with the following assumptions used for grants in 2001 using specific grant dates; no dividend yield; expected volatility of 11%; risk free interest rates of 2.54%; and expected lives of 1.5 years for all employee stock options.

     The following table summarizes information about options outstanding and exercisable at December 31, 2001:

                                                                 Shares Underlying
            Shares  Underlying  Options  Outstanding            Options  Exercisable
       ---------------------------------------------------  ----------------------------
                                Weighted
                    Shares       Average                      Shares
                   Underlying   Remaining      Weighted     Underlying       Weighted
        Exercise    Options    Contractual     Average       Options         Average
         Price    Outstanding      Life     Exercise Price  Exercisable   Exercise Price
       ---------  -----------  -----------  --------------  ------------  --------------
            4.13    3,354,316   1.3 years   $         4.13     2,604,316  $         5.27
       =========  ===========  ===========  ==============  ============  ==============

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  STOCK  OPTIONS  AND  WARRANTS  (continued)
     -----------------------------

                        Exercise Price
        Number of     Equals, Exceeds or
         Options       is Less Than Mkt.     Weighted                        Weighted
         Granted        Price of Stock        Average         Range of        Average
       During 2001      on Grant Date      Exercise Price   Exercise Price   Fair Value
      --------------  ------------------  ---------------  ---------------  -----------
                 --         Equals        $            --  $            --  $        --
          7,677,566        Exceeds                   4.13    0.13 to 15.00         0.05
                 --       Less  Than                   --               --           --
      --------------                      ---------------  ---------------  -----------
           7,677,566                                 4.13  $ 0.13 to 15.00  $      0.05
      ==============                      ===============  ===============  ===========

     Stock  warrants  -  During  the  year  ended December 31, 2001, the Company
     ---------------
     granted warrants for 450,000 shares of its common stock with a weighted average strike price of $2.50 per share. The stock warrants were exercisable upon grant and have a life ranging from 5 to 6 months. The following table summarizes the Company's stock warrants activity:

                                       Number      Weighted
                                         Of         Average
                                      Warrants  Exercise Price
                                      --------  ---------------

     Balance, January 1, 2001               --  $            --
        Warrants granted and assumed   450,000             2.50
        Warrants canceled                   --               --
        Warrants expired                    --               --
        Warrants exercised                  --               --
                                      --------  ---------------

     Balance, December 31, 2001        450,000  $          2.50
                                      ========  ===============

     Pro  forma disclosure - SFAS No. 123 requires companies that follow APB No.
     --------------------
     25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock warrants were issued for cash not as part of stock based consideration.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2001:

                                                                      Shares Underlying
                      Shares  Underlying  Warrants  Outstanding     Warrants  Exercisable
                      -----------------------------------------  ----------------------------
                                     Weighted
                         Shares      Average                      Shares
                       Underlying   Remaining      Weighted      Underlying     Weighted
                        Warrants   Contractual     Average        Warrants       Average
     Exercise Price   Outstanding      Life     Exercise Price   Exercisable  Exercise Price
     ---------------  -----------  -----------  ---------------  -----------  ---------------

     $          2.50     450,000   4.2 months   $          2.50      450,000  $          2.50
     ===============  ===========  ===========  ===============  ===========  ===============

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     In December 2000, the Company issued 4,000,000 shares of its common stock to founders of the Company for consulting services valued at $4,000.

     In January 2001, the Company issued 873,750 shares of its common stock to an officer and director for consulting services rendered to the Company valued at $874.

     In January 2001, the Company issued 873,750 shares of its common stock to a director for consulting services rendered to the Company valued at $874.

     In January 2001, the Company issued 873,750 shares of its common stock to an officer for consulting services rendered to the Company valued at $874.

     In January 2001, the Company issued 623,750 shares of its common stock to an entity controlled by an officer for consulting services rendered to the Company valued at $623.

     In June 2001, the Company issued 100,000 shares of its common stock to a stockholder for consulting services rendered to the Company valued at $100,000.

     As  of  December 31, 2001, due to related parties consist of the following:

           Loan  provided by an officer and stockholder of the Company,
           unsecured,  non-interest  bearing and due on demand          $307,447

           Loan  provided  by  stockholder  of  the Company, unsecured,
           non-interest  bearing  and  due  on  demand                   130,500

           Loan  provided  by  a stockholder of the Company, unsecured,
           non-interest  bearing  and  due  on  demand                     2,500

           Loan  provided by a director and stockholder of the Company,
           unsecured,  non-interest  bearing  and  due  on demand          5,000

           Loan  provided by a director and stockholder of the Company,
           unsecured,  non-interest  bearing  and  due  on demand          2,000

           Signing  bonus  payable to a stockholder and director of the
           Company, based upon 1,076,250 shares of the Company's common stock,  unsecured,  on-interest  bearing  and  due on demand  139,912

           Signing  bonus  payable to a stockholder and director of the
           Company, based upon 1,562,666 shares of the Company's common stock,  unsecured,  on-interest  bearing  and  due on demand  203,147

           Signing  bonus  payable  to  a  stockholder,  officer,  and director of the Company, based upon 1,322,250 shares of the Company's common stock, unsecured, on-interest bearing and
           due  on  demand                                               171,892
                                                                        --------

                                                                        $962,398
                                                                        ========

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  STOCK  BASED  COMPENSATION
     --------------------------

     As of December 31, 2001 and 2000, the Company incurred expenses resulting from common stock issued totaling $666,565 and $4,000, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:

                                           December 31,   December 31,
                                               2001           2000
                                           -------------  -------------

           Consulting                      $     646,245  $       4,000
           Wages                                   5,320             --
           Interest expense                       15,000             --
                                           -------------  -------------

           Total stock based compensation  $     666,565  $       4,000
                                           =============  =============


14.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     Leased  facilities  -  The  Company  operates  from leased facilities under
     ------------------
     non-cancelable operating leases. The Agreements call for an annual base rent of approximately $182,641 with a variable escalation rate.

          Future minimum rental payments required under the operating leases for the office facilities as of December 31, 2001, are as follows:

          2002                           $186,778
          2003                             71,891
                                         --------

                                          258,669
                                         ========

     Potential  future  issuance  of  common  shares  -  Pursuant  to  various
     -----------------------------------------------
     agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 per share on future dates ranging from June 2002 through July 2003, the Company would be required to issue additional shares to offset the decline on such shares in order maintain the overall value of the total shares issued related to such agreements. As of December 31, 2001, approximately 5,055,000 shares held by these parties were valued at approximately $202,200, or $0.04 per share, and may require additional issuance of shares of approximately 121,319,800 in order to maintain the $1.00 per share value approximating a total of $5,055,000.

     Securities  laws - The Company previously filed Forms S-8 on March 29, 2000
     ----------------
     registering 2.5 million shares of the Company's common stock pursuant to the Company's 2000 Stock Plan; on May 31, 2001 registering 2.5 million shares of the Company's common stock pursuant to the Company's 2001 Stock Plan; and on October 11, 2001 registering an additional 2.5 million shares of the Company's common stock pursuant to the Company's Amended 2001 Stock Plan. Management is currently investigating the circumstances surrounding the registration of the stock under these registration statements. In the event that management determines the registrations violated securities laws, the stock issued under the registration statements may be subject to rescission by the Company or may be restricted stock subject to Rule 144 limitations. A rescission offering may deplete the Company of cash and assets necessary in operations and for expansion. Furthermore, in the event that management determines the registrations violated Section 5 of the Securities Act of 1933, the Company will seek redress against certain advisors and professionals (including former counsel) who advocated and benefited from the registration of such S-8 stock. The investigation by management is ongoing.

                               GLOBAL AXCESS CORP.
                    (FORMERLY KNOWN AS NETHOLDINGS.COM, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  SUBSEQUENT  EVENTS
     ------------------

     Tallent & Associates - The Company filed a lawsuit in the Superior Court of
     ---------------------
     the State of California against various parties related to the acquisition of Tallent and Associates, LLC. The complaint is for fraudulent inducement to purchase Tallent and Associates, LLC, breach of contract, rescission of the purchase agreement, rescission of employment agreement with Tim Tallent, breach of fiduciary duties and conversion.

     Issuance  of  common  stock  -Pursuant toan employment agreement with Daryl
     --------------------------
     Idler, formerly the Company's general counsel, 1,076,250 shares of the Company's common stock were issued during January 2002 in exchange for reducing his unpaid past compensation from $220,000 per annum to $102,000 per annum. Steve Mortensen, a manager with the Company, was issued 1,562,666 shares of the Company's common stock during January 2002 pursuant to an employment agreement,for unpaid compensation totaling $203,147. Michael Dodak was issued 1,322,250 shares of the Company's common stock during January 2002, pursuant to an employment agreement, for unpaid compensation totaling $171,892.

     Consulting  agreements  -  During 2002, The Company entered into consulting
     ----------------------
     agreements with several board members, to include an agreement with Dick Wray, Chairman and David Fann, President, which provide each person compensation of $7,500 a month. The agreement with Mr. Wray and Mr. Fann requires them to raise $1,000,000 of capital for the Company by May 1, 2002. If Mr. Wray and Mr. Fann are unable to raise such amounts, one half of their monthly compensation of $7,500 will be deferred until such capital is raised. In the event that such capital is not raised by August 1, 2002 the contract terminates.

     In January 2002, the Company entered into a consulting agreement with a stocklholder and former general counsel for the Company, whereby the consultant shall receive $7,500 per month through July 2002.

     Note payable with Cardservice International - During April 2002 the Company
     -----------------------------------------------
     received written commitment from Cardservice International, former parent company of Nationwide Money Services and current guarantor on the largest ATM lease, for a $275,000 loan for the purpose of bring current the past due lease payments. The terms which are pending will be over a period greater than twelve months and a significant portion will be classified as a long term liability.

     Promissory  note  from  a  stockholders-  During  April  2002,  the Company
     -----------------------------------
     renegotiated the terms of a promissory note payable totaling $531,000, as previously discussed in Note 6, whereby the interest rate is 9% annually, and principal and interest are paid in monthly payments totaling $11,023 over a period of sixty months.