Form 10QSB
period 2002-03-31
GLOBAL AXCESS CORP
filed 2002-05-15
CIK 852570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM            .TO.
     -----------    ---------

                         COMMISSION FILE NUMBER 0-17874


                              GLOBAL AXCESS CORP.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 NEVADA                               88-0199674
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     221 Ponte Vedra Park Dr.
     Ponte VEDRA BEACH, FLORIDA                           32082
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (904) 280-8500
                          (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No.

Number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2002:

22,631,338 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                              GLOBAL AXCESS CORP.

                                      INDEX

PART I  FINANCIAL INFORMATION                                         Page No.

Item 1.  Condensed Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet (Unaudited)                         2
Condensed Consolidated Statements of Operations (Unaudited)              3
Consolidated Statements of Cash Flows (Unaudited)                        4
Notes to Consolidated Financial Statements (Unaudited)                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of  Operations                                               7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                              13
Item 2.  Changes in Securities and Use of Proceeds                      13
Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                              15

PART I

                                         GLOBAL AXCESS CORP.
                                     CONSOLIDATED BALANCE SHEET

                                                ASSETS

                                                                                         March 31, 2002     December 31, 2001
                                                                                           (UNAUDITED)
Current assets
  Cash                                                                                  $        273,329   $          255,022
  Automated teller machine vault cash                                                          2,669,841            2,625,133
  Accounts receivable, net                                                                       488,596              432,802
  Note receivable - related party, net                                                                --                   --
                                                                                        -------------------------------------
    Total current assets                                                                       3,431,766            3,312,957

Fixed assets, net                                                                              2,196,975            2,582,662

Other assets
  Intangible assets, net                                                                       2,221,309            2,262,909
  Other assets                                                                                    15,559               15,676
                                                                                        -------------------------------------
Total assets                                                                            $      7,865,609   $        8,174,204
                                                                                        =====================================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                                              $      1,345,619   $        1,496,403
  Automated teller machine vault cash payable                                                  2,669,841            2,625,133
  Stock payable                                                                                       --               38,400
  Due to related parties                                                                         437,447              962,398
  Notes payable-related parties  - curent portion                                                229,336              213,228
  Notes payable - current portion                                                                212,454              212,454
  Capital lease obligations - current portion                                                    760,732              852,851
                                                                                        -------------------------------------
    Total current liabilities                                                                  5,655,429            6,400,867

Long-term liabilities
  Notes payable-related parties  - long-term portion                                             447,447              447,447
  Notes payable - long-term portion                                                               45,742               45,742
  Capital lease obligations - long-term portion                                                  221,899              297,358
                                                                                        -------------------------------------
Total liabilities                                                                              6,370,517            7,191,414

Commitments and contingencies                                                                         --                   --

Stockholders' equity
  Preferred stock $0.001 par value; 25,000,000 shares authorized,  0 shares issued and
  outstanding                                                                                         --                   --
  Common stock; $0.001 par value; 75,000,000 shares authorized,
  22,631,338 shares issued and outstanding                                                        22,631               18,590
  Additional paid-in capital                                                                   8,141,681            7,592,371
  Prepaid consulting services paid in common stock                                                    --                   --
  Accumulated deficit                                                                         (6,669,220)          (6,628,171)
                                                                                        -------------------------------------
    Total stockholders' equity                                                                 1,495,092              982,790
                                                                                        -------------------------------------

Total liabilities and stockholders' equity                                              $      7,865,609   $        8,174,204
                                                                                        =====================================

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                         GLOBAL AXCESS CORP.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                          For the three months ended    For the three months ended
                                                March 31, 2002                March 31, 2001
                                         ---------------------------  -----------------------------
Revenues                                 $                 2,749,749   $                    93,945

Cost of revenues                                           2,289,871                           188
                                         ----------------------------  ----------------------------

  Gross profit                                               459,878                        93,757

Operating expenses
  General and administrative                                 519,952                       134,594
                                         ----------------------------  ----------------------------
    Total operating expenses                                 519,952                       134,594
                                         ----------------------------  ----------------------------

  Loss from operations                                       (60,074)                      (40,837)

Other expense
  Interest expense                                             8,975                            --
                                         ----------------------------  ----------------------------
    Total other expense                                        8,975                            --
                                         ----------------------------  ----------------------------

Loss before provision for income taxes                       (69,049)                      (40,837)

Provision for income taxes                                   (28,000)                           --
                                         ----------------------------  ----------------------------
Net loss                                 $                   (41,049)  $                   (40,837)
                                         ============================  ============================
Basic and diluted loss per common share  $                      (.00)  $                      (.01)
                                         ============================  ============================
Basic and diluted weighted average
  common shares outstanding                               21,624,131                     6,720,056
                                         ============================  ============================

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                                         GLOBAL AXCESS CORP.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                          For the three months ending  For the three months ending
                                                                                 March 31, 2002              March 31, 2001
                                                                          ----------------------------  --------------------------
Cash flows from operating activities:
  Net loss                                                                    $               (41,049)  $               (40,837)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Stock based compensation                                                                       --                     3,245
    Depreciation and amortization                                                             427,287                     8,611
  Changes in operating assets and liabilities:
    Change in automated teller machine vault cash                                             (44,708)                       --
    Change in accounts receivable                                                             (55,794)                       --
    Change in other assets                                                                     (5,325)                       --
    Change in accounts payable and accrued liabilities                                       (150,784)                   22,468
                                                                              ------------------------  ------------------------
      Net cash provided (used) by operating activities                                        129,627                    (6,513)

Cash flows from investing activities:
  Increase in cash related to the acquistion of Tallent and Associates, LLC                        --                   233,439
  Sale of fixed assets                                                                         50,150                        --
                                                                              ------------------------  ------------------------
      Net cash provided used by investing activities                                           50,150                   233,439

Cash flows from financing activities:
  Proceeds from borrowing on notes payable                                                     16,108                   108,560
  Principal payments on notes payable                                                         (10,000)                   (2,989)
  Principal payments on capital lease obligations                                            (167,578)                       --
                                                                              ------------------------  ------------------------
      Net cash provided (used) by financing activities                                       (161,470)                  105,571
                                                                              ------------------------  ------------------------

Net increase in cash                                                                           18,307                   332,497

Cash, beginning of period                                                                     255,022                        --
                                                                              ------------------------  ----------------------

Cash, end of period                                                           $               273,329   $               332,497
                                                                              ========================  ========================
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                  $                    --   $                    --
                                                                              ========================  ========================
  Cash paid for interest                                                      $                 8,975   $                 1,122
                                                                              ========================  ========================

 Non-cash investing and financing activities:

  Issuance of 3,961,166 shares of common stock in satisfaction of
    due to related parties                                                    $               514,951   $
                                                                              ========================
  Issuance of 80,000 shares of common stock in satisfaction of
    stock payable                                                             $                38,400   $
                                                                              ========================
  Issuance of 600,000 shares of common stock in exchange for 100%
    of the membership interests in Tallent and Associates, LLC                $                         $               600,000
                                                                              ========================  ========================
  Issuance of 55,000 shares of common stock in satisfaction of
    $55,000 note payable                                                      $                         $                55,000
                                                                              ========================  ========================
  Issuance of 775,000 shares of common stock in satisfaction of
    $775,000  note payable                                                    $                         $               775,000
                                                                              ========================  ========================

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                              GLOBAL AXCESS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2002, and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended December 31, 2001.

NOTE 2.  ISSUANCE OF COMMON STOCK

     Pursuant to an employment agreement with Daryl Idler, formerly the Company's general counsel, 1,076,250 shares of the Company's common stock, totaling $139,912 were issued during January 2002 in exchange for reducing his unpaid past compensation from $220,000 per annum to $102,000 per annum. Steve Mortensen, a manager with the Company, was issued 1,562,666 shares of the Company's common stock during January 2002 pursuant to an employment agreement, for unpaid compensation totaling $203,147. Michael Dodak, Chief Executive Officer of the Company was issued 1,322,250 shares of the Company's common stock during January 2002, pursuant to an employment agreement, for unpaid compensation totaling $171,892.

NOTE 3.  Consulting Agreements

     During 2002, The Company entered into consulting agreements with several board members, to include an agreement with Dick Wray, Chairman and David Fann, President, which provide each person compensation of $7,500 a month. The agreement with Mr. Wray and Mr. Fann requires them to raise $1,000,000 of capital for the Company by May 1, 2002. Mr. Wray and Mr. Fann were unable to raise such amounts; one half of their monthly compensation of $7,500 will be deferred until such capital is raised. In the event that such capital is not raised by August 1, 2002 the contract terminates. On March 1, 2002 David Fann's consulting agreement was converted to a two year employment agreement.

NOTE 4.  SUBSEQUENT EVENTS

     Potential  future  issuances  of  common  shares-  Pursuant  to  various
     ------------------------------------------------
     agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order maintain the overall value of the total shares issued related to such agreements. In May of 2002, all agreements with this provision were delayed by mutual consent until at least July 1 2003, this represents up to a twelve-month extension in some cases. As of May 13, 2002, approximately
     5,055,000 shares held by these parties were valued at approximately $657,150, or $0.13 per share.

     Note  payable  with Cardservice International - During May 2002 the Company
     ---------------------------------------------
     received a written commitment from Cardservice International, former parent company of Nationwide Money Services and current guarantor on the largest ATM lease, for a $100,000 loan payable over 3 years with a 7% interest rate. As part of this agreement the Company will return the $2 million loan it has with Cardservice by May 15, 2002 (originally due June 29, 2002), less the $100,000 loan mentioned above.

     Promissory  note  from  a  stockholder-During  April  2002,  the  Company
     ---------------------------------------
     renegotiated the terms of a promissory note due on demand totaling $531,000, whereby the interest rate is 9% annually, and principal and interest are paid in monthly payments totaling $11,023 over a period of sixty months.

     Other  Income- During April 2002, an agreement was reached with a vendor to
     ------------
     reimburse approximately $280,000 for charges that were deemed excessive and had taken place over the prior four years. This one time payment was received in April 2002, and will be reflected in the second quarter financial statements as other income.

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

In addition to internal unit growth, the Company plans to consolidate ATM network and ATM processing companies into one efficient, cost-effective organization. The ATM markets and capabilities are evolving rapidly with the advent of new technology. ATMs are becoming interactive terminals for the delivery of many different kinds of goods and services to consumers.
The Company is also an ATM processor with proprietary ATM management software products. The Company has developed, through its software development group over the past five years, a proprietary turnkey software suite known as "NMS Mystro" which may be licensed at some later date to generate additional revenue. The Company intends to continue development of additional ATM management software.

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


The Company's mission is to become a leading global ATM network and services provider through network acquisition and internal development of value-added turnkey, consumer and business-to-business transaction solutions and products. The Company is positioning itself to leverage its advanced technology, internal processing, and economies of scale and industry knowledge to capture a substantial portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (banked) (domestically, 25-30% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers (non-banked). These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States, the Company has commenced expansion of its operations throughout the U.S.

Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three months ended March 31, 2002 and 2001. This information should be read in conjunction with the Company's un-audited Condensed Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB

In the opinion of management, the results from operations during the three months ending March 31, 2002 reflect the ongoing prospects of this company.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.
The following operations analysis of the Company for the three months ended March 31, 2002; reflect both the historical financial statements of IFT and the operations of Nationwide Money Services, Inc. Additionally, the Company's operational results for the three months ended March 31, 2001 does not include the activities of Nationwide Money as it was purchased on June 29, 2001.

REVENUE

The Company reported total revenues of $2,749,749 for the three month period ended March 31, 2002. The Company's revenue primarily consists of surcharge, interchange, processing and management fees earned during the three months ended March 31, 2002, from its ATM network operations, principally consisting of approximately 1,200 active ATM terminals.

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

OPERATING EXPENSES

The Company reported total cost of revenue of $2,289,871 for the three months ended March 31, 2002. Operating expenses primarily consist of transaction fees, maintenance and cost of equipment including depreciation. Cost of revenues amounted to approximately 83% of the Company's total revenues for the three months ended March 31, 2002. General and administrative expenses $519,952 for
the three months ended March 31, 2002.   General and Administrative expenses
were 19% of the Company's total revenues for three months ended March 31, 2002. General and administrative expenses principally consisted of employee salaries, consulting fees, travel, legal and accounting expenses, rent and utilities, phone and insurance.

LOSS BEFORE INCOME TAXES

As a result of the foregoing factors, results from operations before provision for income taxes equaled a loss of $69,049 for three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financings. To date, the Company has not been able to support its operations from revenues through sales of products or services.

As of March 31, 2002, the Company had current assets of $3,431,766 and current liabilities of $5,655,429and was incurring operating losses. However, $2,000,000 of the Company's cash or 58% of its current assets is held in the Company's ATMs and is not available for working capital. These funds resulted primarily with financing from Cardservice International for $2,000,000, in connection with the acquisition of Nationwide Money Services, Inc. Of the $5,655,429 in current liabilities, $2,000,000 is this same Cardservice loan. As of May 13, 2002, $1,400,000 of this loan was repaid to Cardservice International. The Company anticipates repaying an additional $500,000 on or before May 15, 2002. The balance of $100,000 will be converted to a loan in the amount of $100,000, bearing a 7% interest rate. Cash flow from the company's operations turned
positive in the first quarter of 2002.   In April 2002, a substantial payment
was made to the largest lessor to bring the account current. As a result, the normal recurring monthly ATM lease payments, for existing sites will be less than $40,000 a month. This compares to prior year lease commitments of over $150,000 a month.

The Company has also developed a plan to generate additional revenue by installing the remaining sites in Food Lion by using third parties who will own the equipment and pay for the installation and Nationwide Money Services will manage the sites for both an upfront and a monthly fee. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

However, as a result in the decline in the market value of the Company's common stock, it has been unsuccessful during the quarter ended March 31, 2002 in raising needed capital. No assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions; the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company believes that because of the pay-off of lease obligations, cash flow and operating income will become positive and will enable the Company to secure additional equity financings. The Company plans to raise $7.5 million to meet its acquisition needs. The Company believes that due to the pay-off of various ATM leases that occurred in the 1st quarter and April 2002, it would not require additional financing to continue its current level of operations.

The Company experienced improved profitability and cash flow based upon expiration of various leases in the first and second quarter of the year 2002. Although the Company incurred a loss in the three months ended March 31, 2002, it did earn a profit for the month of March. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its growth activities until other financing can be obtained.

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

Cash Flow Constraints

As of the end of the first quarter, the company has a cash flow that would support its existing operation, but additional capital will be required to achieve any significant growth.

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites. The Company installed 73 ATMs in the Food Lion and 2 ATMs in the Kash and Karry during the first quarter of 2002. As of March 31, 2002, the Company had placed in service approximately 1,200 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 42% of the total sites of the Company. The Company anticipates installing another 45 ATMs in the Food Lion and 40 ATMs in the Kash and Karry during the second quarter of 2002. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

Other Factors

Competition. The ATM business is and can be expected to remain highly competitive. While the Company's principal competition comes from national and regional banks, the Company also competes with independent ATM companies. All of these competitors offer services similar to or substantially the same as those offered by the Company. Most of these competitors are larger; more established and have greater financial and other resources than the Company. Such competition could prevent the Company from obtaining or maintaining desirable locations for its machines or could cause the Company to reduce its user fees generated by its ATMs or could cause the Company's profits to decline. The independent ATM business has become increasingly competitive since entities other than banks have entered the market and relatively few barriers exist to entry.

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

Dilution. Pursuant to various subscription and acquisition agreements entered into during the fiscal year ended December 31, 2001 by the Company and certain parties, if shares issued by the Company to such certain parties do not maintain their value equal to or greater than $1.00 per share by July 2003, the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements

Securities Laws. The Company previously filed Forms S-8 as follows: (i) on March 29, 2000 registering 2.5 million shares of the common stock pursuant to the Company's 2000 Stock Plan;(ii) on May 31, 2001 registering 2.5 million shares of the common stock pursuant to the Company's 2001 Stock Plan; and (iii) on October 11, 2001 registering an additional 2.5 million shares of the common stock pursuant to the Company's Amended 2001 Stock Plan. Management is currently investigating the circumstances surrounding the registration of the stock under these registration statements. In the event that management determines that the registrations violated Section 5 of the Securities Act of 1933, the stock issued under the registration statements may be subject to rescission by the Company or may be restricted stock subject to Rule 144 limitations. A rescission offering may deplete the Company of cash and assets necessary in operations and for expansion. Furthermore, in the event that management determines that the registrations violated Section 5 of the Securities Act of 1933, the Company will seek redress against certain advisors and professionals (including former outside counsel) who advocated, and benefited from, the registration of such S-8 stock. The investigation by management is ongoing.

Dissolution of IFT. In connection with the Asset Purchase and Sale Agreement between IFT and the Company, IFT warranted that it would dissolve and wind-up its affairs after the closing of the transaction, in furtherance of the intentions of the parties to the agreement to preserve the tax treatment afforded by IRC section 368.IFT has been dissolved and distributed pro rata the common shares it received from the Company.

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

ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The company compensated officers for previous services in the amount of $514,951 by issuing 3,961,166 shares of stock in January 2002.

The company paid for the acquisition of 31 Cashlink International merchant accounts, February 2002, in the amount of $38,400 by issuing 80,000 shares of its common stock.


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

                                             GLOBAL AXCESS CORP.



Date:  May 15, 2002                       By:  /s/ Michael J. Dodak
                                             Michael J. Dodak
                                             Chief Executive Officer
                                            (Authorized Officer)