Form 10QSB
period 2002-06-30
GLOBAL AXCESS CORP
filed 2002-08-14
CIK 852570

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

                               (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2002

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

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2002:

23,706,738 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                               GLOBAL AXCESS CORP.

                                    INDEX

PART I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)
                                                                        Page No.
Condensed Consolidated Balance Sheet (Unaudited)                               2
Condensed Consolidated Statements of Operations (Unaudited)                    3
Consolidated Statements of Cash Flows (Unaudited)                              4
Notes to Consolidated Financial Statements (Unaudited)                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                          7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds                            24
Item 3.  Defaults Upon Senior Securities                                      24
Item 4.  Submission of Matters to a Vote of Security Holders                  24
Item 5.  Other Information                                                    24
Item 6.  Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    25

PART I

PART  1

ITEM 1  FIANNCIAL STATEMENTS

                              GLOBAL AXCESS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                    ASSETS

                                                           June 30, 2002    December 31, 2001
                                                            (UNAUDITED)
Current assets
  Cash                                                    $      233,887   $          255,022
  Automated teller machine vault cash                            250,990            2,625,133
  Accounts receivable, net                                       380,841              432,802
                                                          ---------------  -------------------
    Total current assets                                         865,718            3,312,957

Fixed assets, net                                              2,068,720            2,582,662

Other assets
  Intangible assets, net                                       2,134,330            2,262,909
  Other assets                                                    24,488               15,676
                                                          ---------------  -------------------

Total assets                                              $    5,093,256   $        8,174,204
                                                          ===============  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                $    1,346,541   $        1,496,403
  Automated teller machine vault cash payable                    250,990            2,625,133
  Stock payable                                                       --               38,400
  Due to related parties                                         202,060              962,398
  Notes payable-related parties - current portion                311,300              213,228
  Notes payable - current portion                                208,843              212,454
  Capital lease obligations - current portion                    315,166              852,851
                                                          ---------------  -------------------
    Total current liabilities                                  2,634,900            6,400,867

Long-term liabilities
  Due to related parties - long-term portion                     222,447                   --
  Notes payable-related parties - long-term portion              435,243              447,447
  Notes payable - long-term portion                               28,677               45,742
  Capital lease obligations - long-term portion                  160,436              297,358
                                                          ---------------  -------------------

Total liabilities                                              3,481,703            7,191,414

Commitments and contingencies                                         --                   --

Stockholders' equity
  Preferred stock $0.001 par value; 25,000,000 shares
    authorized, 0 shares issued and outstanding                       --                   --
  Common stock; $0.001 par value; 75,000,000 shares
    authorized, 23,894,138 shares issued and outstanding          23,894               18,590
  Additional paid-in capital                                   8,225,753            7,592,371
  Accumulated deficit                                         (6,638,094)          (6,628,171)
                                                          ---------------  -------------------
    Total stockholders' equity                                 1,611,553              982,790
                                                          ---------------  -------------------

Total liabilities and stockholders' equity                $    5,093,256   $        8,174,204
                                                          ===============  ===================


                See Accompanying Notes to Financial Statements.

                                       GLOBAL AXCESS CORP.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                            Three Months Ended June 30, Six Months Ended June 30,
                                            --------------------------  --------------------------
                                                 2002         2001          2002          2001
                                             ------------  -----------  ------------  ------------
Revenues                                     $ 3,022,644   $  432,325   $ 5,772,393   $   526,270

Cost of Revenues                               1,944,999      406,905     4,234,870       407,093
                                             ------------  -----------  ------------  ------------

  Gross Profit                                 1,077,645       25,420     1,537,523       119,177


Operating expenses
  General and administrative                   1,255,441    1,003,507     1,783,836     1,138,101
                                             ------------  -----------  ------------  ------------

    Total operating expenses                   1,255,441    1,003,507     1,783,836     1,138,101
                                             ------------  -----------  ------------  ------------

Loss from operations                            (177,796)    (978,087)     (246,313)   (1,018,924)

Other income (expense)
  Vendor Reimbursement                           282,500           --       282,500            --
  Loss on sale of fixed assets                   (24,513)          --       (32,956)           --
  Interest expense                               (11,179)          --       (20,154)           --
                                             ------------  -----------  ------------  ------------

    Total other income (expense)                 246,808           --       229,390            --
                                             ------------  -----------  ------------  ------------

Income (Loss) before provision for income taxes    69,012     (978,087)      (16,923)  (1,018,924)

Provision for income taxes benefit (expense)      (21,000)          --         7,000           --
                                             ------------  -----------  ------------  ------------

Net income (loss)                            $    48,012   $ (978,087)  $    (9,923)  $(1,018,924)
                                             ============  ===========  ============  ============

Basic and diluted loss per common share      $      0.00   $    (0.10)  $     (0.00)  $     (0.12)
                                             ============  ===========  ============  ============

Basic and diluted weighted average
  common shares outstanding                   23,348,285    9,944,248    22,671,813     8,331,949
                                             ============  ===========  ============  ============


                See Accompanying Notes to Financial Statements.

                              GLOBAL AXCESS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six months ended June 30,
                                                                   --------------------------
                                                                       2002          2001
                                                                   ------------  ------------
Cash flows from operating activities:
  Net loss                                                         $    (9,923)  $(1,018,924)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Stock based compensation                                            80,971       105,449
    Depreciation and amortization                                      633,627       168,391
    Loss on sale of fixed assets                                        32,956            --
  Changes in operating assets and liabilities:

    Change in automated teller machine vault cash                    2,374,143            --
    Change in accounts receivable, net                                  51,961            --
    Change in other assets                                              (8,812)       (3,737)
    Change in accounts payable and accrued liabilities                (104,004)      962,315
    Change in automated teller machine vault cash payable           (2,374,143)           --
    Change in due to related parties                                   (22,940)           --
                                                                   ------------  ------------
      Net cash provided by operating activities                        653,836       213,494

Cash flows from investing activities:
  Purchase of fixed assets                                            (131,506)      (70,863)
  Proceeds from sale of fixed assets                                    65,950            --
                                                                   ------------  ------------
      Net cash used by investing activities                            (65,556)      (70,863)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                    --       399,957
  Proceeds from borrowing on notes payable - related parties           100,000     2,281,704
  Principal payments on notes payable - related parties                (14,132)           --
  Proceeds from borrowing on notes payable                                  --       163,593
  Principal payments on notes payable                                  (20,676)           --
  Principal payments on capital lease obligations                     (674,607)       (3,102)
                                                                   ------------  ------------
      Net cash provided (used) by financing activities                (609,415)    2,842,152
                                                                   ------------  ------------

Net increase (decrease) in cash                                        (21,135)    2,984,783

Cash, beginning of period                                              255,022            --
                                                                   ------------  ------------

Cash, end of period                                                $   233,887   $ 2,984,783
                                                                   ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                       $        --   $        --
                                                                   ============  ============
  Cash paid for interest                                           $        --   $        --
                                                                   ============  ============

Schedule of non-cash financing activities:
  Issuance of 600,000 shares of common stock in exchange for
    acquisition of Tallent & Associates, LLC                       $        --   $   600,000
                                                                   ============  ============
  Issuance of 55,000 shares of common stock in satisfaction of
    $55,000 note payable                                           $        --   $    55,000
                                                                   ============  ============
  Issuance of 775,000 shares of common stock in satisfaction of
    $775,000 note payable                                          $        --   $   775,000
                                                                   ============  ============
  Issuance of 2,203,737 shares of common stock in exchange for
    acquisition of Netholdings.com, Inc.                           $        --   $     2,204
                                                                   ============  ============
  Issuance of 500,000 shares of common stock in exchange for
    prepaid consulting services                                    $        --   $   500,000
                                                                   ============  ============
  Issuance of 3,725,000 shares of common stock in exchange for
    acquisition of Nationwide Money Services, Inc.                 $        --   $ 3,725,000
                                                                   ============  ============
  Issuance of 258,357 shares of common stock in exchange for acquisition of ATM International, Inc. merchant servicing
    contracts                                                      $        --   $   258,357
                                                                   ============  ============
  Issuance of 541,633 shares of common stock in exchange for acquisition of SmartATM Management, Ltd. merchant servicing
    contracts                                                      $        --   $   541,633
                                                                   ============  ============
  Issuance of 34,445 shares of common stock in exchange for
    acquisition of equipment from RBSI                             $        --   $    34,445
                                                                   ============  ============
  Issuance of 3,961,166 shares of common stock in satisfaction of
    due to related parties                                         $   514,951   $        --
                                                                   ============  ============
  Issuance of 80,000 shares of common stock in satisfaction of
    stock payable                                                  $    38,400   $        --
                                                                   ============  ============
  Issuance of 37,299 shares of common stock in satisfaction of
    account payable                                                $     4,364   $        --
                                                                   ============  ============


                See Accompanying Notes to Financial Statements.

   NOTE 1.  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Global Axcess Corp. ("the Company").

The interim condensed consolidated financial statements present the balance sheets, statements of operations, and cash flows of Global Axcess Corp. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany balances have been eliminated in consolidation.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ISSUANCE OF COMMON STOCK

     Pursuant to an employment agreement with Daryl Idler, a director and former general counsel, 1,076,250 shares of the Company's common stock, totaling $139,912 were issued during January 2002 in exchange for reducing his unpaid past compensation from $220,000 per annum to $102,000 per annum. Steve Mortensen, a director and manager with the Company, was issued 1,562,666 shares of the Company's common stock during January 2002 pursuant to an employment agreement, for unpaid compensation totaling $203,147. Michael Dodak, Chief Executive Officer of the Company was issued 1,322,250 shares of the Company's common stock during January 2002, pursuant to an employment agreement, for unpaid compensation totaling $171,892. The issuances of common stock noted above were in satisfaction of due to related parties accrued during the year ended December 31, 2001.


     The Company issued 1,264,400 shares of stock to various members of management in April of 2002 totaling $68,277, also in the three months ended June 30, 2002 the Company satisfied various obligations by issuing 37,299 and 261,101 shares of the Company's common stock in satisfaction of accounts payable totaling $4,364 and expenses totaling $12,694, respectively.

NOTE 3.  STOCK OPTIONS GRANTED

     On April 29, 2002 the board approved the issuance of 181,000 stock options, all of these options were issued to employees or directors, they expire after five years, they are immediately 25% vested with an additional 25% vesting each subsequent year. These options were issued at strike price of $0.135 per share, which was the trading price on the date of issuance. Also on April 29, 2002 the Board cancelled 4,500,000 stock options that were previously granted to Directors.

     On June 18 2002, the board approved the issuance of 2,170,000 stock options to employees and directors. These options contained a strike price of $0.18 per share, which was the trading price on the date of issuance. These stock options expire after five years, they are vested at 25% on either the date of the grant or the employee's six-month anniversary with the company, the remaining 75% will be vested in 25% increments each on twelve-month anniversary of the grant date.

NOTE 4.  Consulting Agreements

     In January of 2002, The Company entered into consulting agreements with several directors, to include an agreement with Dick Wray, Chairman, as of the date of the agreement, and David Fann, President, which provide each person compensation of $7,500 a month. The agreement with Mr. Wray and Mr. Fann required them to raise $1,000,000 of capital for the Company by May 1, 2002. If Mr. Wray and Mr. Fann were unable to raise such amounts; one half of their monthly compensation of $7,500 was to be deferred until such capital is raised. On March 1, 2002 David Fann's consulting agreement was converted to a two-year employment agreement. Mr. Wray resigned from the board of directors on June 1, 2002. The Company entered into an agreement with Mr. Wray wherein he is paid $4,000 per month for twelve months, he is restricted to selling no more than 6,250 shares per week for the same twelve month period subject to Rule 144 requirements and has relinquished any claims to prior contracts or agreements.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     Potential future issuances of common shares - Pursuant to various
     -------------------------------------------
     agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of June 30, 2002 when the stock was valued at $0.56 a share, approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003 approximately 4,061,100 shares would need to be reissued.

NOTE 6. NOTES PAYABLE RELATED PARTIES

     Note payable with Cardservice International - In May 2002 the Company
     -------------------------------------------
     received a written commitment from Cardservice International, former parent company of Nationwide Money Services and current guarantor on the largest ATM lease, for a $100,000 loan payable over 1 year with a 7% interest rate, and a balloon payment. As part of this agreement the Company repaid the $2 million loan it had with Cardservice (paid May 15, 2002 was originally due June 29, 2002), less the $100,000 loan mentioned above. Also in May 2002 two other existing promissory notes totaling $129,676 were revised to twelve months with a balloon payment due June 15, 2003.

     Promissory note from a stockholder- In April 2002, the Company renegotiated
     ----------------------------------
     a demand note that carried a 15% interest to a sixty month note with a 9% interest rate and monthly payments of $11,023, as of June 30, 2002 that note had a balance of $516,867.

NOTE 7.  VENDOR REIMBURSEMENT

     During April 2002, an agreement was reached with a vendor to reimburse approximately $282,500 for charges that were deemed excessive and had taken place over the prior four years. This one time payment was received in April 2002, and is reflected in the second quarter financial statements as other income.

                              GLOBAL AXCESS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




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


The Company, through its wholly owned subsidiaries (Tallent LLC, Nationwide Money Services, EFT Integration (EFTI) a wholly owned subsidiary of Nationwide Money Services), owns and operates Automatic Teller Machines ("ATM") with locations primarily in the Southeast and Mid Atlantic and Southwest States. The Company also markets services as an ATM processing consolidator to ATM operators not affiliated with any bank or similar financial institution.


Financial Review

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and six months ended June 30, 2002 and 2001. This information should be read in conjunction with the Company's un-audited Condensed Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001. The following operations analysis of the Company for the three and six months ended June 30, 2001; reflects both the historical financial statements of IFT. Additionally, the Company's operational results for the three months ended June 30, 2001 does not include the activities of Nationwide Money Services as it was purchased on June 29, 2001.

REVENUE

The Company reported total revenues of $3,022,644 for the three-month period ended June 30, 2002 vs. $432,325 for the three-month period ended June 30, 2001. Revenues totaled $5,772,393 for the six month period ending June 30, 2002 vs. $526,270 for the six month period ended June 30, 2001. The Company's revenue primarily consists of surcharge, interchange, processing and management fees earned during the three and six months ended June 30, 2002. This revenue is derived from its ATM network operations, consisting of approximately 1,450 active ATM terminals.

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

OPERATING EXPENSES

The Company reported total cost of revenue of $ 1,944,999 for the three months ended June 30, 2002 vs. cost of revenue of $406,905 for the three months ended June 30, 2001. The total cost of revenue for the six month period ended June 30, 2002 was 4,234,870 and for the six month period ended June 30, 2001 was $407,003. Operating expenses primarily consist of transaction fees, maintenance and cost of equipment including depreciation. Cost of revenues amounted to approximately 64% of the Company's total revenues for the three months ended June 30, 2002 vs. 94% of the Company's total revenues for the three months ended June 30, 2001. Cost of revenues amounted to approximately 73% of the Company's total revenues for the six months ended June 30, 2002 vs. approximately 77% of the Company's total revenues for the six months ended June 30, 2001. General and administrative expenses totaled $1,255,441 for the three months ended June 30,
2002 vs. $1,003,507 for the three months ended June 30, 2001.   General and
Administrative expenses were 42% of the Company's total revenues for three months ended June 30, 2002 and 232% for the three months ended June 30, 2001. General and administrative expenses totaled $1,783,836 for the six months ended June 30, 2002 vs. $1,138,101 for the six months ended June 30, 2001. General and administrative expenses were 31% of the Company's total revenues for the six months ended June 30, 2002 and 216% for the six months ended June 30, 2001. General and administrative expenses principally consisted of employee salaries, consulting fees, travel, legal and accounting expenses, rent and utilities, phone and insurance.

PROFIT BEFORE INCOME TAXES

As a result of the foregoing factors, income before provision for income taxes was $69,012 for three months ended June 30, 2002 and a loss of $978,087 for the three months ended June 30, 2001. For the first six months ending June 30, 2002 there was a loss before provision for income taxes of $16,923 compared to the first six months ending June 30, 2001 when there was a loss of $1,018,924 before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated from the sale of equity securities and debt financings.
As of June 30, 2002, the Company had current assets of $865,718 and current liabilities of $2,634,900 and incurred net income of $48,012, during the three months ending June 30, 2002. The Company repaid $1,900,000 of a $2,000,000 loan to Cardservice International. The balance of $100,000 was converted to a loan in the amount of $100,000, bearing a 7% interest rate. Cash flow from the Company's operations provided $653,836 for the first six months ended June 30, 2002, compared to generating $213,494 for the first six months ending June 30, 2001. In April 2002, a payment of $541,874 was made to the largest lessor to bring the account current. As a result, the normal recurring monthly ATM lease payments, for existing sites is less than $26,000 a month beginning in September of 2002 a month. This compares to prior year lease commitments of over $150,000 a month.

The Company has also developed a plan to generate additional revenue by installing the approximately 300 remaining sites in Food Lion by using third parties who will own the equipment and pay for the installation and Nationwide Money Services will manage the sites for both an upfront and a monthly fee, these contracts average five years in length. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

Additional Funding Sources

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. On June 18, 2002 the Company entered into an agreement with M.H. Meyerson, a New York investment banking firm, to assist the Company with it's money raising efforts.

However, as a result in the decline in the market value of the Company's common stock, it has been unsuccessful during the quarter ended June 30, 2002 in raising needed capital. No assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions; the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. Because of the pay-off of lease obligations, cash flow and net income have become positive and may enable the Company to secure additional equity financings. The Company estimates that to continue its current business plan and acquisition strategy, it will require approximately $7,500,000 in additional working capital to meet its needs for the next 12 months for such items as acquisitions, new leases and software development. The Company believes that due to the pay-off of various ATM leases that occurred in the 1st quarter and April 2002, it would not require additional financing to continue its current level of operations.

The Company experienced improved profitability and cash flow based upon expiration of various leases in the six months of the calendar year 2002. Although the Company incurred a loss in the three months ended March 31, 2002, it did earn a net income of $48,012 for the three months ended June 30, 2002. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its growth activities until other financing can be obtained.

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites. The Company installed 106 ATMs in Food Lion during the six months ended June 30, 2002 The sites maintained by Food Lion and Kash n Karry constitute approximately 40% of the total sites of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

Other Factors


Dilution. Pursuant to various subscription and acquisition agreements entered into during the fiscal year ended December 31, 2001 by the Company and certain parties, if shares issued by the Company to such certain parties do not maintain their value equal to or greater than $1.00 per share by July 2003, the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements

Securities Laws. The Company previously filed Forms S-8 as follows: (i) on March 29, 2000 registering 2.5 million shares of the common stock pursuant to the Company's 2000 Stock Plan;(ii) on May 31, 2001 registering 2.5 million shares of the common stock pursuant to the Company's 2001 Stock Plan; and (iii) on October 11, 2001 registering an additional 5 million shares of the common stock pursuant to the Company's Amended 2001 Stock Plan. Management has investigated the circumstances surrounding the registration of the stock under these registration statements and has concluded that the registrations did not violate Section 5 of the Securities Act of 1933. The stock issued under the registration statements should not be subject to rescission by the Company, and that the Company should seek redress against certain advisors and professionals (including former counsel) who advocated, and benefited from, the registration of such S-8 stock. Accordingly, the Company has filed a lawsuit against Fred Luke, Richard Weed and Weed & Company in Orange County, California (Case Number 02CC07685).

Dissolution of IFT. In connection with the Asset Purchase and Sale Agreement between IFT and the Company, IFT warranted that it would dissolve and wind-up its affairs after the closing of the transaction, in furtherance of the intentions of the parties to the agreement to preserve the tax treatment afforded by IRC section 368. IFT has been dissolved and distributed pro rata the common shares it received from the Company. As of June 30, 2002 when the stock was valued at $0.56 a share, approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003 approximately 4,061,100 shares would need to be reissued.



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

The company issued 1,264,400 shares of stock to various members of managementin April of 2002 totaling $68,277, also in the second quarter the company satisfied various obligations by issuing 37,299 and 261,101 shares of the companies common stock in satisfaction of accounts payable totaling $4,364 and expenses totaling $12,694, respectively.


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

99.1 Certification by Michael J. Dodak, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                             GLOBAL AXCESS CORP.



Date:  August 14, 2002                       By:  /s/ Michael J. Dodak
                                             Michael J. Dodak
                                             Chief Executive Officer
                                             (Authorized Officer)