Form 10QSB
period 2002-09-30
GLOBAL AXCESS CORP
filed 2002-11-14
CIK 852570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                            221 Ponte Vedra Park Dr.
                        PONTE VEDRA BEACH, FLORIDA 32082
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

Number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2002:

23,143,148 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes    No  X

                              GLOBAL AXCESS CORP.

                                      INDEX

PART I  FINANCIAL INFORMATION                                      Page No.

Item 1.  Condensed Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet (Unaudited)                          3
Condensed Consolidated Statements of Operations (Unaudited)               4
Consolidated Statements of Cash Flows (Unaudited)                         5
Notes to Consolidated Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10
Item 3.  Controls and Procedures                                         14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                               15
Item 2.  Changes in Securities and Use of Proceeds                       15
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                               16

PART  1

ITEM  1  FINANCIAL  STATEMENTS

                                         GLOBAL  AXCESS  CORP.
                                CONDENSED  CONSOLIDATED  BALANCE  SHEET



                                                ASSETS

                                                                  September 30, 2002    December 31, 2001
                                                                 --------------------  -------------------
                                                                     (UNAUDITED)
Current assets
  Cash                                                           $           185,221   $          255,022
  Automated teller machine vault cash                                        757,824            2,625,133
  Accounts receivable, net                                                   351,534              432,802
                                                                 --------------------  -------------------
    Total current assets                                                   1,294,579            3,312,957

Fixed assets, net                                                          1,891,418            2,582,662

Other assets
  Intangible assets, net                                                   2,090,840            2,262,909
  Other assets                                                                62,655               15,676
                                                                 --------------------  -------------------

Total assets                                                     $         5,339,492   $        8,174,204
                                                                 ====================  ===================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                       $         1,189,482   $        1,496,403
  Automated teller machine vault cash payable                                757,824            2,625,133
  Stock payable                                                                   --               38,400
  Due to related parties                                                     193,000              962,398
  Notes payable-related parties - current portion                            307,429              213,228
  Notes payable - current portion                                            159,106              212,454
  Capital lease obligations - current portion                                295,854              852,851
                                                                 --------------------  -------------------
    Total current liabilities                                              2,902,695            6,400,867

Long-term liabilities
  Due to related parties - long-term portion                                 209,947                   --
  Notes payable-related parties - long-term portion                          403,859              447,447
  Notes payable - long-term portion                                           59,352               45,742
  Capital lease obligations - long-term portion                              109,408              297,358
                                                                 --------------------  -------------------
Total Long-term Liabilities                                                  782,566              790,547

Total liabilities                                                          3,685,261            7,191,414


Stockholders' equity
  Preferred stock $0.001 par value; 25,000,000 shares
    authorized, 0 shares issued and outstanding                                   --                   --
  Common stock; $0.001 par value; 75,000,000 shares authorized,
    24,059,148 shares issued and 23,059,148 outstanding                       23,059               18,590
  Additional paid-in capital                                               8,256,663            7,592,371
  Accumulated deficit                                                     (6,625,492)          (6,628,171)
                                                                 --------------------  -------------------
    Total stockholders' equity                                             1,654,231              982,790
                                                                 --------------------  -------------------

Total liabilities and stockholders' equity                       $         5,339,492   $        8,174,204
                                                                 ====================  ===================

                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                  GLOBAL  AXCESS  CORP.
                                   CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                                       (UNAUDITED)


                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                  ------------------  ------------------  -----------------  ------------------
                                                         2002                2001               2002                2001
                                                  ------------------  ------------------  -----------------  ------------------
Revenues                                          $       2,523,956   $       3,028,346   $      8,296,349   $       3,554,616

Cost of Revenues                                          1,434,340           2,398,852          5,669,210           3,248,506
                                                  ------------------  ------------------  -----------------  ------------------

  Gross Profit                                            1,089,615             629,494          2,627,138             306,110

Operating expenses
  General and administrative                              1,062,030           2,439,373          2,845,866           3,103,213
                                                  ------------------  ------------------  -----------------  ------------------

    Total operating expenses                              1,062,030           2,439,373          2,845,866           3,103,213
                                                  ------------------  ------------------  -----------------  ------------------

Income (loss) from Operations                                27,586          (1,809,879)          (218,727)         (2,797,103)

Other income (expense)
  Vendor Reimbursement/Other Income                              --                  --            282,500                  --
  Other Income                                               27,375                  --             27,375                  --
  Loss on sale of fixed assets                                   --                  --            (32,956)                 --
  Impairment of intangible assets                                --          (1,742,181)                 -          (1,742,181)
  Interest income (expense)                                 (34,358)            (66,750)           (54,512)            (98,500)
                                                  ------------------  ------------------  -----------------  ------------------

    Total other income (expense)                             (6,983)         (1,808,931)           222,407          (1,840,681)
                                                  ------------------  ------------------  -----------------  ------------------

Income (loss) before provision for income taxes              20,602          (3,618,810)             3,679          (4,637,784)

Provision for income taxe benefit (expense)                  (8,000)                 --             (1,000)                 --
                                                  ------------------  ------------------  -----------------  ------------------

Net income (loss)                                 $          12,602   $      (3,618,810)  $          2,679   $      (4,637,784)
                                                  ==================  ==================  =================  ==================

Basic and diluted income (loss) per common share  $            0.00   $           (0.21)  $           0.00   $           (0.41)
                                                  ==================  ==================  =================  ==================

Basic weighted average
  common shares outstanding                              23,617,481          17,446,172         21,621,886          11,370,024
                                                  ==================  ==================  =================  ==================

                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           GLOBAL  AXCESS  CORP.
                            CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                       ----------------  -------------------
                                                                             2002               2001
                                                                       ----------------  -------------------
Cash flows from operating activities:
  Net income (loss)                                                    $         2,679   $       (4,637,784)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Stock based compensation                                                    95,971              620,449
    Depreciation and amortization                                              866,880              898,949
    Impairment of intangible assets related to acquired operations                  --            1,742,181
    Loss on sale of fixed assets                                                32,956                   --
  Changes in operating assets and liabilities:
    Change in automated teller machine vault cash                            1,867,309                   --
    Change in accounts receivable, net                                          81,268               11,738
    Change in other assets                                                     (32,579)              25,832
    Change in accounts payable and accrued liabilities                        (260,957)             939,752
    Change in automated teller machine vault cash payable                   (1,867,309)                  --
    Change in due to related parties                                           (44,500)                  --
                                                                       ----------------  -------------------
      Net cash provided by operating activities                                741,719             (398,883)

Cash flows from investing activities:
  Purchase of fixed assets                                                    (144,073)             (97,371)
  Proceeds from sale of fixed assets                                            65,950                   --
                                                                       ----------------  -------------------
      Net cash used by investing activities                                    (78,123)             (97,371)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                           675              599,957
  Proceeds from borrowing on notes payable - related parties                   100,000            2,296,764
  Principal payments on notes payable - related parties                        (49,387)                  --
  Proceeds from borrowing on notes payable                                          --              163,593
  Principal payments on notes payable                                          (39,738)              (7,844)
  Principal payments on capital lease obligations                             (744,947)            (269,671)
                                                                       ----------------  -------------------
      Net cash provided (used) by financing activities                        (733,397)           2,782,799
                                                                       ----------------  -------------------

Net increase (decrease) in cash                                                (69,801)           2,286,545

Cash, beginning of period                                                      255,022                   --
                                                                       ----------------  -------------------

Cash, end of period                                                    $       185,221   $        2,286,545
                                                                       ================  ===================

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                           $            --   $               --
                                                                       ================  ===================
  Cash paid for interest                                               $       (55,839)  $               --
                                                                       ================  ===================

Schedule of non-cash financing activities:
  Issuance of 600,000 shares of common stock in exchange for
    acquisition of Tallent & Associates, LLC                           $            --   $          600,000
                                                                       ================  ===================
  Issuance of 55,000 shares of common stock in satisfaction of
    $55,000 note payable                                               $            --   $           55,000
                                                                       ================  ===================
  Issuance of 775,000 shares of common stock in satisfaction of
    $775,000 note payable                                              $            --   $          775,000
                                                                       ================  ===================
  Issuance of 2,203,737 shares of common stock in exchange for
    acquisition of Netholdings.com, Inc.                               $            --   $            2,204
                                                                       ================  ===================
  Issuance of 500,000 shares of common stock in exchange for
    prepaid consulting services                                        $            --   $          500,000
                                                                       ================  ===================
  Issuance of 3,725,000 shares of common stock in exchange for
    acquisition of Nationwide Money Services, Inc.                     $            --   $        3,725,000
                                                                       ================  ===================
  Issuance of 258,357 shares of common stock in exchange for acquisition of ATM International, Inc. merchant servicing
    contracts                                                          $            --   $          258,357
                                                                       ================  ===================
  Issuance of 541,633 shares of common stock in exchange for acquisition of SmartATM Management, Ltd. merchant servicing
    contracts                                                          $            --   $          541,633
                                                                       ================  ===================
  Issuance of 34,445 shares of common stock in exchange for
    acquisition of equipment from RBSI                                 $            --   $           34,445
                                                                       ================  ===================
  Issuance of 3,961,166 shares of common stock in satisfaction of
    due to related parties                                             $       514,951   $               --
                                                                       ================  ===================
  Issuance of 80,000 shares of common stock in satisfaction of
    stock payable                                                      $        38,400   $               --
                                                                       ================  ===================
  Issuance of 37,299 shares of common stock in satisfaction of
    account payable                                                    $         4,364   $               --
                                                                       ================  ===================
  Cancellation of 300,000 shares of common stock previously issued     $           300   $               --
                                                                       ================  ===================
  Issuance of 80,000 shares of common stock
    for purchase of software                                           $        14,400   $               --
                                                                       ================  ===================
  Cancellation of 1,020,000 shares of common stock previously issued   $         1,020   $               --
                                                                       ================  ===================

                           SEE ACCOMPANYING NOTES TO FINACIAL STATEMENTS

PART I Financial Information

                               GLOBAL AXCESS CORP.
NOTE 1.  Basis of Presentation

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

     The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2.  ISSUANCE AND CANCELLATION OF COMMON STOCK

     Pursuant to an employment agreement with Daryl Idler, a director and former general counsel, 1,076,250 shares of the Company's common stock, totaling $139,912 were issued during January 2002 in exchange for a reduction of his unpaid past compensation from $220,000 per annum to $102,000 per annum. Steve Mortensen, a director and manager with the Company, was issued 1,562,666 shares of the Company's common stock during January 2002 pursuant to an employment agreement, for unpaid compensation totaling $203,147. Michael Dodak, Chief Executive Officer of the Company was issued 1,322,250 shares of the Company's common stock during January 2002, pursuant to an employment agreement, for unpaid compensation totaling $171,892. The issuances of common stock noted above were in satisfaction of due to related parties accrued during the year ended December 31, 2001.

     The Company issued 1,264,400 shares of stock to various members of management in April of 2002 totaling $68,277. Also in 2002, the Company satisfied various obligations by issuing 37,299 and 361,111 shares of the Company's common stock in satisfaction of accounts payable totaling $4,364 and expenses totaling $27,694, respectively. During the three months ending September 30, 2002, stock options were exercised resulting in the issuance of 5,000 shares of common stock. Additionally, 80,000 shares of the Company's common stock were issued to satisfy a stock payable totaling $38,400. The Company also issued 80,000 shares of the Company's common stock for the purchase of certain assets valued at $14,400.

     During 2002, shareholders surrendered 1,320,000 shares of the Company's common stock, which the Company subsequently cancelled at par value.

NOTE 3.  STOCK OPTIONS GRANTED

     On April 29, 2002 the board approved the issuance of 181,000 stock options, all of these options were issued to employees or directors, they expire after five years, they are immediately 25% vested with an additional 25% vesting each subsequent year. These options were issued at a strike price of $0.135 per share, which was the trading price on the date of issuance. Also on April 29, 2002 the Board cancelled 4,500,000 stock options that were previously granted to Directors.

     On June 18 2002, the board approved the issuance of 2,170,000 stock options to employees and directors. These options contained a strike price of $0.18 per share, which was the trading price on the date of issuance. These stock options expire after five years; they are vested at 25% on either the date of the grant or the employee's six-month anniversary with the company, the remaining 75% vesting in 25% increments each on the twelve-month anniversary of the grant date.

NOTE 4.  CONSULTING AGREEMENTS

     In January of 2002, The Company entered into consulting agreements with several directors, to include an agreement with Dick Wray, Chairman, as of the date of the agreement, and David Fann, President, which provided each person compensation of $7,500 a month. The agreement with Mr. Wray and Mr. Fann required them to raise $1,000,000 of capital for the Company by May 1, 2002. If Mr. Wray and Mr. Fann were unable to raise such amounts; one half of their monthly compensation of $7,500 was to be deferred until such capital is raised. On March 1, 2002 David Fann's consulting agreement was converted to a two-year employment agreement. Mr. Wray resigned from the board of directors on June 1, 2002. The Company entered into an agreement with Mr. Wray wherein he is paid $4,000 per month for twelve months concluding May 1, 2003, he is restricted to selling no more than 6,250 shares per week for the same twelve month period subject to Rule 144 requirements. Accordingly, Mr. Wray has relinquished any claims to prior contracts or agreements.

NOTE  5.  COMMITMENTS  AND  CONTINGENCIES

     Potential  future  issuances  of  common  shares-  Pursuant  to  various
     ------------------------------------------------
agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of September 30, 2002 when the stock was valued at $0.20 a share approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003 approximately 20,220,010 shares would need to be issued.

NOTE  6.  NOTES  PAYABLE  RELATED  PARTIES

     Note  payable  with  Cardservice  International  -  In May 2002 the Company
     -----------------------------------------------
received a written commitment from Cardservice International, former parent company of Nationwide Money Services and current guarantor on the largest ATM lease, for a $100,000 loan payable over 1 year with a 7% interest rate, and a balloon payment. As part of this agreement the Company repaid the $2 million loan it had with Cardservice (paid May 15, 2002 was originally due June 29, 2002), less the $100,000 loan mentioned above. Also in May 2002 two other existing promissory notes totaling $129,676 were revised to twelve months with a balloon payment due June 15, 2003. The cumulative balance at September 30, 2002 of these notes was $216,018.

     Promissory note from a stockholder- In April 2002, the Company renegotiated
     -----------------------------------
a demand note that carried a 15% interest to a sixty month note with a 9% interest rate and monthly payments of $11,023, as of September 30, 2002 that note had a balance of $495,270.

NOTE  7.  VENDOR  REIMBURSEMENT

     During April 2002, an agreement was reached with a vendor to reimburse the Company for approximately $282,500 relating to charges that were deemed excessive and had taken place over the prior four years. This one time payment was received in April 2002, and is reflected in the financial statements as other income.

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


The Company, through its wholly owned subsidiaries (Tallent LLC, Nationwide Money Services, Inc. and EFT Integration, Inc. ("EFTI"), which is a wholly owned subsidiary of Nationwide Money Services), owns and operates Automatic Teller Machines ("ATM") with locations primarily in the Southeast and Mid Atlantic and Southwest States. The Company also markets services as an ATM processing consolidator to ATM operators not affiliated with any bank or similar financial institution.

FINANCIAL  REVIEW

The following financial review and analysis concerns the financial condition and results of operations of the Company for the three and nine months ended September 30, 2002 and 2001. This information should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-QSB

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001.

The Company's operational results for the nine months ended September 30, 2001 included the activities of Nationwide Money Services from June 29, 2001, forward, as Nationwide Money Services was acquired on June 29, 2001 pursuant to the Agreement and Plan of Merger entered between the Company and Nationwide Money Services.

REVENUE

The Company reported total revenues of $2,523,956 for the three-month period ended September 30, 2002 as compared to $3,028,346 for the three-month period ended September 30, 2001. The decline in revenue of $504,390 for the three months ended September 30, 2002 when compared to the three month period ended September 30, 2001 is attributable to the Company's strategy of allowing unprofitable existing contracts to expire.

Revenues totaled $8,296,349 for the nine-month period ending September 30, 2002 as compared to $3,554,616 for the nine-month period ended September 30, 2001. The increase in revenue of $4,741,733 for the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2001 is attributable to the timing of the Nationwide Money Services and EFTI purchase by the Company, which took place on June 29, 2001, and thus the nine month period ended September 30, 2001 includes only three months of Nationwide Money Services and EFTI activity.

The Company's revenue for each of the periods covered by this report is derived from its ATM network operations consisting of approximately 1,300 active ATM terminals. The revenue generated from the ATM's primarily consist of surcharge, interchange, processing and management fees, which are described as follows:

     - Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.00 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

     - Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

     - Processing fees are earned by EFTI, a wholly owned subsidiary of Nationwide Money Services, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.

COST  OF  REVENUE

Cost of Revenue primarily consists of transaction fees, maintenance and cost of equipment including depreciation.

The Company reported total cost of revenue of $ 1,434,340 for the three months ended September 30, 2002 as compared to cost of revenue of $2,398,852 for the three months ended September 30, 2001. Cost of revenues amounted to approximately 57% of the Company's total revenues for the three months ended September 30, 2002 as compared to 79% of the Company's total revenues for the three months ended September 30, 2001. The decrease of $964,512 in the cost of revenues during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 was the result of several factors including the expiration or cancellation of unprofitable contracts that the Company had acquired through previous acquisitions as well as various cost saving instituted by the Company. These cost savings have included the reduction in the overall cost of cash due to both a drop in interest rates and various agreements that the Company entered into with financial institutions in which these financial institutions are permitted to place their logo on the ATM and provide the Company with "branded" cash in exchange for maintaining a portion of the expenses associated with the ATM. Presently, approximately 300 Company ATMs are carrying "branded" cash.

The total cost of revenue for the nine-month period ended September 30, 2002 was $5,669,210 and for the nine-month period ended September 30, 2001 was $3,248,506. Cost of revenue decreased to 68% for the nine months ended September 30, 2002 as compared to 91% for the nine months ended September 30, 2001. The decrease in cost of revenue was attributable to the aforementioned cost savings additionally the timing of the Nationwide Money Services acquisition, June 29, 2001, means that the nine months ending September 30, 2001 amounts include only three months of Nationwide activity, which in general has a lower cost of revenue than other acquisitions.

OPERATING  EXPENSES

The Company's operating expenses consist of general and administrative expenses that primarily include employee salaries, consulting fees, travel, legal and accounting expenses, rent and utilities, phone and insurance.

General and administrative expenses totaled $1,062,030 for the three months ended September 30, 2002 as compared to $2,439,373 for the three months ended September 30, 2001. General and Administrative expenses were 42% of the Company's total revenues for three months ended September 30, 2002 and 81% for the three months ended September 30, 2001. The decrease of $1,377,343 in the general and administrative expenses during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 was the result of a concerted effort by the Company to limit general and administrative spending, specifically investor relations, and consulting fees.

General and administrative expenses totaled $2,845,866 for the nine months ended September 30, 2002 as compared to $3,103,213 for the nine months ended September 30, 2001. General and administrative expenses were 34% of the Company's total revenues for the nine months ended September 30, 2002 and 87% for the nine months ended September 30, 2001. The variance between the two nine month periods is attributable to several factors, in 2001 the Company recorded over $1,675,000 in corporate expenses as compared to approximately $615,000 for the nine months ended September 30, 2002, such expenses included investor relations, and consulting fees. The gap between the two periods however is lessened by virtue of having nine months of Nationwide Money Services and EFTI general and administrative expenses in the nine months ended September 30, 2002 versus having only three months of those expenses in the nine months ended September 30, 2001.

OTHER  INCOME  (EXPENSE)

Other income which (expense) for the three months ended September 30, 2002 was $ (6,983), includes net interest expense of $ (34,538). Other income (expense) for the three months ended September 30, 2001 totaled $ (1,808,931), which included an impairment of intangible asset write off of $ (1,742,181). Other income (expense) for the nine months ending September 30, 2002 was $222,407 as compared to the nine months ended September 30, 2001 in which there was an expense of $ (1,840,681), which primarily related to the aforementioned intangible assets write off.

INCOME  (LOSS)  BEFORE  PROVISION  FOR  INCOME  TAXES

As a result of the explanations above income before income taxes for the three months ended September 30, 2002 was $20,602, as compared to a loss of $(3,618,810) for the three months ended September 30, 2001. For the nine months ended September 30, 2002 income before income provision for income taxes was $3,679, compared to the nine months ended September 30, 2001, which was a loss of $ (4,637,784)

LIQUIDITY  AND  CAPITAL  RESOURCES

Historically, the Company has financed its operations through the sale of equity securities and debt financings. As of September 30, 2002, the Company had current assets of $1,294,579 and current liabilities of $2,902,695 and incurred net income of $12,602, during the three months ending September 30, 2002. The working capital deficiency of the Company as of September 30, 2002 was $1,608,116.

The Company repaid $1,900,000 of a $2,000,000 loan to Cardservice International. The balance of $100,000 was converted to a loan in the amount of $100,000, bearing a 7% interest rate. Cash flow from the Company's operations provided $741,719 for the first nine months ended September 30, 2002, compared to a negative cash flow from operations of $398,883 for the first nine months ending September 30, 2001. In April 2002, a payment of $541,874 was made to the Company's largest lessor to bring the account current. As a result, the normal recurring monthly ATM lease payments, for existing sites is less than $26,000 a month beginning in September of 2002. This compares to prior year lease commitments of over $150,000 per month.

The Company has also developed a plan to generate additional revenue by installing the approximately 200 remaining sites in Food Lion by using third parties who will own the equipment and pay for the installation. Nationwide Money Services will manage the sites for an initial fee as well as a monthly fee. These contracts average five years in length. The Company will also seek additional sources of capital through a combination of debt or equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

Additional  Funding  Sources

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities. On June 18, 2002 the Company entered into an agreement with a New York investment banking firm, to assist the Company with its funding requirements. However, this agreement was terminated in September 2002. As of the date hereof, the Company is currently seeking to enter into various types of funding agreements, however, no assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities and the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. Because of the pay-off of lease obligations, the Company's cash flow and net income are presently positive and may enable the Company to secure additional equity financings of which there are no assurances. In order to fulfill its business plan and expand its operations, the Company estimates that it will require approximately $5,000,000 in additional working capital over the next twelve months for such items as acquisitions, new leases and software development. However, the Company believes it will not require additional financing to continue its current level of operations as a result of pay offs of several ATM leases during early 2002.

The need for additional capital to finance operations and growth will be greater should, among other things, expense estimates prove to be incorrect or if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its growth activities until other financing can be obtained.

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's operating results may be affected by:

Limited  Operating  History

As a result of the Company's limited operating history, its plan for growth, and the increasingly competitive nature of the markets in which it will operate, the historical financial data is of limited value in evaluating its future revenue and operating expenses. The Company's planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as it expands operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, the Company's business, operating results, and financial condition will suffer.

Cash  Flow  Constraints

As of the nine months ended September 30, 2002, the Company's cash flows supported its existing operation. However, additional capital will be required to achieve any significant growth.

Major  Contract

The contract with Food Lion, which is a major customer, expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The November 2001 contracts included the approximately 550 then operating sites as well as an additional 400 sites. The November 2001 contracts will be for a five-year period for both the existing sites and the new sites. The Company installed 201 ATMs in Food Lion during the nine months ended September 30, 2002. The sites maintained by Food Lion and Kash n Karry constitute approximately 50% of the total sites of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

OTHER  FACTORS

Dilution. Pursuant to various subscription and acquisition agreements entered into during the fiscal year ended December 31, 2001 by the Company and certain parties, if shares issued by the Company to such certain parties do not maintain their value equal to or greater than $1.00 per share by July 1, 2003, the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. As of September 30, 2002 the price of the Company's common stock was $0.20 per share and these parties held approximately 5,055,000 shares of common stock. If the stock maintains its current value, then on July 1, 2003 approximately 20,220,000 shares will need to be issued to these parties.



Dissolution of IFT Financial Group, Inc. ("IFT") In connection with the Asset Purchase and Sale Agreement between IFT and the Company, IFT warranted that it would dissolve and wind-up its affairs after the closing of the transaction, in furtherance of the intentions of the parties to the agreement to preserve the tax treatment afforded by IRC section 368. IFT has been dissolved and distributed pro rata the common shares it received from the Company.

INFLATION

The Company believes that the impact of inflation on its operations since its inception has not been material.


SEASONALITY

Our business is seasonal in nature in so far that our business tends to generate greater revenue during the late spring, summer and early fall. This seasonality is based in part on the fact that a portion of our ATMs are located in vacation destinations as well as the negative impact that winter weather has on ATM usage.

Item  3.  CONTROLS  AND  PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS


On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 1,000,000 shares of common stock of the Company and the payment of reasonable attorney's fees.

The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on the Company. From time to time the Company may be a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.



ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


For the three months ended September 30, 2002 the Company issued, 100,000 shares of common stock for consulting services that had an aggregate value of $15,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

The Company issued 80,000 shares of common stock for the purchase of computer software, which had an aggregate value of $14,400. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.




ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                    EXHIBITS

Exhibit                         Description                            Page
No.


99.1 Certification by Michael J. Dodak, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             GLOBAL AXCESS CORP.



Date:  November 14, 2002                     By:  /s/ Michael J. Dodak
                                             Michael J. Dodak
                                             Chief Executive Officer
                                             (Authorized Officer)

                                  CERTIFICATION

     I, Michael J. Dodak, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Global Axcess Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  14,  2002

/s/  Michael  J.  Dodak
Michael  J.  Dodak
Chief  Executive  Officer
Chief  Financial  Officer