Form 10KSB
period 2002-12-31
GLOBAL AXCESS CORP
filed 2003-03-31
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
(MARK  ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2002
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

               224 PONTE VEDRA PARK DRIVE
              PONTE VEDRA BEACH, FLORIDA                     32082
        (Address of principal executive offices)           (Zip Code)

                                 (904)-280-3950
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes /X/     No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's Revenues for the fiscal years 2002 were: $10,815,396.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of March 24, 2003 was $2,352,815.

As of March 03, 2003, the Issuer had 23,528,148 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                 TABLE OF CONTENTS                      Page No.

PART  I

  Item  1.    Description of Business                                          3
  Item  2.    Description of Properties                                       12
  Item  3.    Legal  Proceedings                                              13
  Item  4.    Submission of Matters to a Vote of Security Holders             13

PART  II

  Item  5.    Market for Common Equity and Related Stockholder Matters        14
  Item 6. Management's Discussion and Analysis of Financial Condition 15 and Results of Operations
  Item  7.    Financial  Statements                                           29
  Item  8.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        29

PART  III

  Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act 30
  Item  10.   Executive  Compensation                                         33
  Item  11    Security Ownership of Certain Beneficial Owners and Management  35
  Item  12.   Certain  Relationships  and  Related  Transactions              35
  Item  13.   Exhibits  and  Reports  on  Form  8-K                           36
  Item 14.    Controls and Procedures.                                        37

SIGNATURES                                                                    37

FINANCIAL  STATEMENTS                                                         43

FINANCIAL  STATEMENT  SCHEDULE

EXHIBITS


Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of the Company may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control.

As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.


                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Overview

Global Axcess Corp. (formerly known as Netholdings.com, Inc.) (also referred to as the "Company"), through its wholly owned subsidiaries, provides services through its automated teller machine ("ATM") network and is also a processing company. The Company plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and deployment of enhanced non-banking ATM consumer products worldwide.

  The Company was initially incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until 1999, when it changed its name to Netholdings.com, Inc. In June 2001, the Company changed its name to Global Axcess Corp. Global Axcess is a holding company which conducts all of its operations through its wholly owned subsidiaries. Global Axcess Corp. together with its subsidiaries shall be collectively referred to as the "Company."

On March 26, 2001, IFT Financial Group, Inc., a Nevada corporation ("IFT"), purchased Tallent & Associates, LLC, a Texas limited liability company ("Tallent"), which operated an ATM network consisting of approximately 160 ATM terminals located throughout Florida, Georgia, and Texas. The consideration provided by IFT to Tallent consisted of $10,000 and 600,000 shares of IFT's common stock. The acquisition included an unsecured note receivable in the amount of $257,909 from the managing member of Tallent, bearing an annual interest rate of 10% and payable in one installment of principal and interest on May 14, 2003.

On May 31, 2001, the Company consummated an agreement to acquire all of the outstanding capital stock of IFT in exchange for 8,775,000 shares of the Company's common stock ("IFT Transaction"). Prior to the IFT Transaction, the Company was a non-operating public shell company with no operations or assets and 2,003,737 shares of common stock issued and outstanding and IFT was an operational private company.

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

On December 18, 2002 the Company entered into a settlement agreement with various former officers and owners of Tallent wherein Tallent agreed to return to the Company all the shares the Company issued to purchase Tallent, cancel various notes including the note in the amount of $257,909 payable to the Company and a note for approximately $130,000 due to former owners of Tallent. The former owners of Tallent also agreed to assume certain liabilities. See footnote 2 in "Notes to Consolidated Financial Statements".

On December 31, 2002 the Company owned, operated or provided management services to 1,230 ATMs in its network. Additionally, the Company, through a wholly owned subsidiary provided processing services only for an additional 368 ATMs owned by independent third parties for a total of 1,598 ATMs in service in the Company's network.

Nationwide Money Services, Inc.

Nationwide Money Services, Inc. is a wholly owned subsidiary of the company and is engaged in the business of operating a network of automated teller machines. The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies.

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. These relationships are provided through EFT Integration, a wholly owned subsidiary of Nationwide Money Services. EFT Integration has a relationship with the following card organizations or networks:

o EFT Integration has a direct relationship with STAR, a major regional network;
o through third parties it has relationships with Cirrus and Pulse, the two principal national card organizations; and
o other card organizations, all of whose members are banks and ATM network operators and or sponsored by member banks.

We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

EFT Integration

EFT Integration operates a central processing center located in it's headquarters in Ponte Vedra Beach, Florida. The processing center is connected to each ATM in its network through dedicated, dial-up communications circuits. The operation of our processing center is critical to the successful operation of the ATM network.

At the processing center, EFT Integration maintains a "switch" which links in a compatible manner ATMs in our network, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch makes possible the electronic exchange of information necessary to conduct transactions at ATMs in our network. The switch consists of a Compaq computer system, telecommunications equipment, and Postilion (purchased from Mosaic Software) and proprietary software developed for the operation of our network.

Management believes the computer system has sufficient capacity to meet any growth in transaction volume achieved over the next three years and to permit the development of new services being considered by us.

Although the switch translates between computers and makes routing decisions, it does not execute the transactions. Transactions originated at ATMs in our network are routed by the switch operated in our processing center to the card organization and card issuer that processes the account records for the particular cardholder's financial institution. In turn, the switch relays reply information and messages from the computer center to the originating terminal.

To protect against power fluctuations or short-term interruptions, the processing center has uninterruptible power supply systems with battery and generator back-up. The processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, all incoming ATM messages will be re-routed to a third party processor.

Acquisition Strategy

The Company believes there may be opportunities to purchase or merge with other ATM deployers. These acquisition targets include many small-to-medium size ATM deployers located in the U.S. By absorbing the operations of these company(s) into one central operation and eliminating the duplication of overhead, the economies-of-scale realized may increase the profit margins of the Company.

Revenue Sources

Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases, we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

ATM Network Management Services. In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing ATM network management services to banks and other third party owners of ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

Other Services. In the future revenue may be generated from other products and services, since our network has capabilities to earn revenues for services in addition to cash withdrawal and balance inquiry transactions. These include (i) the ability to distribute financial and other products and services at a low incremental cost, (ii) the ability to dispense postage stamps, coupons and prepaid calling cards, (iii) the ability to provide on screen advertising, and
(iv) the provision of on-line point of sale authorization for purchases made at retail outlets with credit and debit cards.

Surcharge Fees. In April 1996, national debt and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge fees would have a material adverse effect on us. See "--Regulatory Matters - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge fees on cash withdrawals on ATMs.

Recent Developments in Our Business

The Company has begun a program of installing free standing drive-up ATMs in various locations in Texas. The system is composed of a metal building that contains an air conditioner, alarm system and a "through-the-wall" weatherproof ATM. These are located at merchant locations along high traffic streets with high visibility. The Company has installed less than a dozen of these drive up ATMs in Texas and has signed additional locations in Florida. A credit facility has been established with a west coast based leasing company in 2003 that provides for a sale/leaseback of the equipment. This means that the Company must fund the manufacture of the drive up ATM from its own cash flow and upon installation at merchant locations the leasing company then purchases the unit(s) in order to lease the units back to the Company. There is no guarantee that the Company can continue to finance the building of the drive up ATMs.

The Company is selling drive up ATMs through a private placement memorandum. Under this arrangement, a third party would agree to purchase a new drive-up ATM. The third party signs a set of documents including a purchase order and a management agreement. The third party can then either pick from a list of potential locations identified by the Company or can select his own location for installation of the new drive-up ATM. Upon completion and submittal of the paperwork and receipt of the purchase price, the Company then orders the equipment and prepares the site for installation. The equipment is then shipped and installed at the selected location where upon the Company provides various services as outlined in the management agreement. The third party receives all the surcharge, interchange and advertising revenue generated from the operation of the drive up ATM. The Company provides day to day services and management functions including vault cash, maintenance and accounting functions. In return the third party pays for the services and the Company earns a management fee.

The Company is also in discussions with various financial institutions in regards to providing a drive up solution for their customers. Under this scenario, the financial institution would purchase the drive up ATM and the Company would provide various services, which would include selecting a location for the drive up ATM, providing of vault cash, maintenance and accounting functions.

On February 24, 2003 the Company's subsidiary, EFT Integration, received notification from Fifth Third Bank terminating its processing Agreement and sponsorship of EFT Integration upon 180 days notification. Currently EFT Integration switches 41% of its processing through Fifth Third Bank with the remainder being switched through STAR. EFT Integration processes 89% of the transactions generated from the Company owned ATMs. In light of this, EFT Integration and Nationwide Money have signed contracts for processing and sponsorship with STAR and EFS National Bank respectively. These arrangements should be implemented during the 2nd quarter of 2003.

Our ATM Network

General. ATM locations in our network are concentrated on the East coast. The following lists the 10 states that the Company currently does a majority of its business and the number of ATMs located in those states that are on the Company's network.

   State    # locations
   -----    -----------
     CA                46
     FL               151
     GA                66
     MD                61
     ME                39
     NC               245
     SC               240
     TN                52
     TX                83
     VA               216

The operation of the network involves the performance of many complementary tasks and services, including principally:

          o acquiring ATMs for us or our customers,
          o selecting locations for ATMs and entering into leases for access to those locations,
          o in the case of third party merchants, establishing relationships with them for processing transactions on their ATMs,
          o the sale of our Branded Cash services to local and regional banks (see section below "Branded Cash"),
          o establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATMs in the network,
          o operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs,
          o processing transactions conducted on ATMs,
          o supplying ATMs with cash and monitoring cash levels for re-supply, and
          o managing the collection of fees generated from the operation of the network.

ATM Locations. We believe that the profitable operation of an ATM is largely dependent upon its location. We devote significant effort to the selection of locations that will generate high cardholder utilization. One of the principal factors affecting our further penetration of existing markets is the availability of attractive sites. We attempt to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. Management believes the identification of locations is supported by the desire of retailers of all types to offer their customers access to cash as an alternative to cashing checks, which avoids the financial exposure and added overhead of cashing checks. Key target locations for our ATMs include (i) grocery stores, (ii) convenience stores and combination convenience stores and gas stations, (iii) major regional and national retailers, (iv) hotels, (v) shopping malls, (vi) airports, (vii) colleges, (viii) amusement parks, (ix) sports arenas, (x) theaters, and (xi) bowling alleys.

We believe that once a cardholder establishes a habitual pattern of using a particular ATM, the cardholder will generally continue to use that ATM unless there are significant problems with the location, such as a machine frequently being out of service. It is our goal to secure key locations before our competitors can do so, and become the habitual ATM location of card users in our markets.

We enter into leases for our ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have a term of approximately five years with various renewable time periods. We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The ATM site owner generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

Significant Relationships. We have agreements with Food Lion and Kash and Karry Stores for whom approximately 625 and 100 ATMs, respectively, have been installed at their locations as of December 31, 2002. The agreement for both of these grocery store chains is for a five year period and will automatically renew on November 28, 2007 unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash and Karry Stores accounted for approximately 50% and 3.4% of our revenues in fiscal year 2002, respectively. If one or both of the relationships were terminated and we were unable to find new locations for the ATMs, the termination could have a material adverse effect on us.

Branded Cash Partners. We promote a program to local and regional financial institutions called Branded Cash. This is a program where Nationwide Money Services has placed equipment it owns into a merchant location. We allow a financial institution (a bank or credit union) to brand the ATM with their name. There name also is shown on the welcome screen on the ATM. The customers of the financial institution that use the ATM receive a free (called "on-us" in the industry) transaction when they withdraw money. However, the financial institution still pays the interchange on the cash withdrawal. For this privilege the financial institution supplies the cash, the cash replenishment and first line maintenance to that ATM at a cost to Nationwide Money that is lower than if Nationwide Money pays the financial institution for the rental of money and pays independent third parties for the cash replenishment and first line maintenance.

Typical ATM Transaction. In a typical ATM transaction processed by us, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to our processing center at EFT Integration or another third party processing company by dedicated, dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on ATMs in our network is the responsibility of the card issuer. We are not liable for dispensing cash in error if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 6,409,271 transactions on our network in the fiscal year ended December 31, 2002.

Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. We rent vault cash for 517 of our ATMs from Banks located in the U.S. Through our Branded Cash program our branded cash partners provide cash for 273 ATM. For the remaining 808 ATM's in our network, we do not supply the vault cash. These would include merchant owned ATM's where they supply their own cash, ATM's owned by other third party owners and ATM's that are only processed through EFTI. "See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

ATM Network Technology

Most of the ATMs in our network are manufactured by Fujitsu or Triton, but we own several other brands of ATMs such as Greenlink, Tidel and others. EFT Integration can process transactions generated by these brands of ATMs as well as most other manufacturers such as IBM/Diebold, NCR, and Seimens/Nixdorf. The wide range of advanced technology available for new ATMs provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as providing revenue opportunities for advertising and selling products through the use of monochrome or color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it into the network.

Business Continuity

Global Axcess' business continuity plan includes the following two main components:

o a plan to ensure the continuous operation of Global Axcess' core transaction processing systems; and

o a plan to minimize disruption of the remainder of its business functions.

Transaction Processing Systems. Global Axcess maintains UPS and diesel generators for back-up power during temporary power outages. In the event of a longer-term business interruption, Global Axcess has a Business Continuity Plan that allows all incoming ATM messages to be re-routed to Calypso of Canada. Calypso of Canada is located in Calgary, Alberta, Canada. Calypso is a processor similar in size to Global Axcess, which uses the same processing platform and communications solution as Global Axcess (e.g., Mosaic Postilion processing platform and INETCO communications solution).

The main feature of the plan is that Global Axcess will maintain a backup Postilion Server at Calypso's data center and Calypso will maintain a backup system at Global Axcess' data center. In the event that Global Axcess is unable to process transactions due to a disaster, Global Axcess will route all of its ATM incoming calls to the INETCO server operated by Calypso. Calypso's INETCO system is configured to route Global Axcess transactions to Global Axcess' backup server while routing Calypso transactions to Calypso's production system. Global Axcess has configured its INETCO system in a reciprocal manner.

Both parties have agreed to maintain enough capacity in their respective INETCO systems to handle the call volume of both EFT Integration and Calypso transactions combined. The system is configured so that the backup Postilion servers are kept current to within five minutes. Switching between the primary and backup systems involves approximately ten minutes to complete the switchover.

Other Business Functions. Global Axcess has a Business Continuity Plan for the remainder of its business functions that can be broken down into 4 elements:
Prevention, Event Management, Event Mitigation, and Event Recovery. The plan addresses events such as vendor service interruption, natural disasters, and internal systems problems. In the event of a catastrophic situation, Global Axcess has a cold back up site in Columbia, SC. Copies of all software and critical business information are maintained off-site.

Competition

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, ATM location and access to other networks. The market for the transaction processing and payment services industry and specifically ATM services is highly competitive. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than us.

We have identified the following additional categories of ATM network operators:

      o Financial Institutions. Banks have been traditional deployers of ATMs at their banking facilities. However, many banks are starting to place ATMs in retail environments where the bank has an existing relationship with the retailer. This may limit the availability of locations for our ATMs.

      o Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

      o Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions, but also includes small and regional network operators such as us.

      o Companies that have the capability to provide both back office services and ATM management services.

      o Consolidators in the business such as E-Funds, E-Trade and Cardtronics. Their networks consist of approximately 15,000 ATMs, 14,000 ATMs and 10,000 ATMs respectively during the 1st calendar quarter of 2003

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will continue to be able to compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

Employees

At December 31, 2002, the Company had 29 full time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced work stoppages and consider our employee relations to be good. Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.

Regulatory Matters

Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation, but has been banned by several states in which we currently have no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups that believe that surcharges are unfair to consumers. Voters in San Francisco and Santa Monica, California voted in 1999 to bar banks from charging fees to non-customers who use their ATMs. Similar restrictions have been proposed by other cities. The banking industry has resisted these efforts to impose restrictions. We are not aware of the introduction of such legislation or the submission to voters of such referendums applicable to us in any of the states or cities in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where we operate, and such a ban would have a material adverse effect on us.

Network Regulations. National and regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

Triple Data Encryption Standard Compliance (Triple DES)- MasterCard and Star Systems as well as other network providers for ATM transactions have issued a security mandate that all ATMs be upgraded from DES to Triple DES technology (a higher level of encryption). Triple DES uses an enhanced encryption key pad residing in ATMs and point-of-sale terminals that makes it far more difficult for even the fastest computers to determine all the possible algorithmic combinations used to scramble PINs keyed in by consumers. The use of Single DES keys, while effective for decades without any known security breaches by computer hackers, is now thought to be vulnerable to today's faster computer processors.

The nation's largest PIN-based debit network, Star, owned by Memphis, Tenn.-based Concord EFS Inc., is mandating that after June 30, 2003, all new and replacement ATMs be capable of supporting Triple DES transactions. It also set a Dec. 31, 2005, deadline for all ATM transactions sent through Star to be Triple DES encrypted. Currently 60% of our transactions switch through Star. The second-largest ATM network in terms of transaction volume, Woodcliff Lake, N.J.-based NYCE, has set a Jan. 1, 2003, deadline for all new and replacement ATMs to be capable of supporting Triple DES. The network has not yet established a deadline for ATM transactions flowing through NYCE network to be Triple DES encrypted. Fewer than 10% of our transactions switch to NYCE network. MasterCard requires that every new or replaced ATM to be Triple DES compliant by April 1, 2002 (MasterCard), and all ATMs that are installed or to be installed must be Triple DES compliant by March 31, 2005.

All new ATMs that we purchase are Triple DES compliant. There are a number of solutions being developed for legacy ATMs such as those in our network to upgrade them from DES to Triple DES. Fujitsu has developed a solution for their legacy ATMs that requires a cpu, memory and software upgrade that the Company will evaluate. The Company currently owns about 560 of these ATMs. Several manufactures, of the ATM's we own, are developing solutions for the upgrade of legacy ATMs including Triton, Greenlink, Cross, Tidel and NCR. As of this date we are not aware that any of these solutions has been released for testing. The Company owns approximately 400 legacy Triton ATMs

Although the Company believes that there will be solutions available for the upgrading of its current network of ATMs there is no guarantee that these solutions will work or that the Company will be able to finance the upgrades. In the event that these solutions do not work, or they are not affordable or the Company cannot arrange for financing of the upgrades, the Company may have to cease operation of those non-compliant ATMs, which would have a material adverse effect on the Company.

ITEM 2.          DESCRIPTION OF PROPERTIES

                                Approximate
                                Square
Location                        Footage                      Use
-----------------------------  --------------  --------------------------------
Ponte Vedra, Florida           7,500 sq. ft.   General office use;
                                               operations,
                                               accounting, software
                                               development
                                               and related
                                               administrative
-----------------------------  --------------  --------------------------------
West Columbia, South Carolina   3,600 sq. ft.  General warehouse use,
                                               equipment
                                               storage, and maintenance
                                               operations.
-----------------------------  --------------  --------------------------------

In general, all facilities are in good condition and are operating at capacities that range from 65% to 100%. Both facilities are leased under operating leases. The monthly lease payments are based on the average number of ATMs stored at the West Columbia facility during the preceding month. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

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

During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to pay $19,815 plus BSA attorney fees. The Company's management believes that potential losses resulting from the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position

The Company's officers and directors are aware of no other threatened or pending Litigation or government proceeding, which would have a material, adverse effect on the Company. From time to time the Company may be a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 6 , 2002, we held our annual meeting of shareholders.
At this meeting there were 20,957,485 shares represented either in person or by proxy, which accounted for approximately 81% of the outstanding shares of our common stock. The following percentages of shares represented voted in favor of the following actions in the percentages shown:

         o 70% voted to approve the election of Messrs. Michael J. Dodak, David Fann, Steve Mortensen, Ernst Schoenbaechler and Don Headlund as members of the Board of Directors to serve until the next meeting of shareholders; and

         o 81% voted to sustain our appointment of LL Bradford, LLP as our independent auditors, and

         o 60% voted for the approval of the 2001 and 2002 Employee Stock Option Plan

                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to the Bylaws of the Company, as amended, we are authorized to issue a total of 75,000,000 shares of Common Stock, and 25,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GLXS". As of March 03, 2003, there were 23,528,148 shares of the Company's Common Stock ($0.001 par value) issued and outstanding excluding
1.0 million shares currently on administrative hold and are part of the lawsuit filed against Fred Luke (see "Legal Proceedings").

On March 03, 2002, there were 600 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock.

                                                      Price Range
                                                      ------------
                                                       High   Low
                                                      ------  ----
                  Fiscal 2002:
                    First Quarter                     $  .07   .04
                    Second Quarter                       .56   .06
                    Third Quarter                        .44   .17
                    Fourth Quarter                       .21   .06
                    Fiscal Year                          .56   .04

                   Fiscal 2001:
                    First Quarter                     $ 2.50  1.25
                    Second Quarter                      2.75   .88
                    Third Quarter                       1.15   .23
                    Fourth Quarter                       .23   .35
                    Fiscal Year                         2.75   .23

                  Fiscal 2000:
                    First Quarter                     $14.75  2.50
                    Second Quarter                      8.00  1.75
                    Third Quarter                      14.50   .50
                    Fourth Quarter                      5.50  1.25
                    Fiscal Year                        14.75   .50


We have paid no dividends on our common stock during the fiscal year ended December 31, 2002, or during any period of the Company's existence.

The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Securities authorized for issuance under equity compensation plans:

As of December 31, 2002, we had the following securities authorized for issuance under the equity compensation plans:

                                                                  Number of     Weighted     Number of
                                                                  Securities    average      securities
                                                                  to be issued  exercise     remaining
                                                                  upon          price of     available for
Plan Category                                                     exercise of   outstanding  future
                                                                  outstanding   options      issuance under
                                                                  options,      warrants and equity
                                                                  warrants and  rights       compensation
                                                                  rights                     plans
                                                                                             (excluding
                                                                                             securities
                                                                                             reflected in
                                                                                             column (a)
Equity compensation plans approved by security holders
     Stock Options                                                4,266,500    $ 0.77           733,500
     Warrants                                                     1,333,316    $ 9.17             --
Equity compensation plans not approved by security holders                0         0                 0
Total                                                             5,599,816    $ 2.77           733,500

Issuances of Restricted Securities:

In October 2002, the Company issued 219,000 shares of common stock to a party for consulting services. The shares had a weighted average price of $.13 per share. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In December 2002, the Company issued 250,000 shares of common stock to a party for consulting services. The shares had a price of $.07 per share. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The Company, through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the Eastern United States. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fee for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

In most markets we impose a surcharge fee for cash withdrawals. Surcharge fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge fee for ATMs in our network ranges between $1.50 and $2.50 per withdrawal. The surcharge fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate a all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing network management services to third parties owning ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month between the 10th and 15th business day. Surcharge fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

The Company's mission is to become a leading global ATM network and services provider through network acquisition and internal development of value-added turnkey, consumer and business-to-business transaction solutions and products. The Company is positioning itself to leverage its advanced technology, internal processing, economies of scale and industry knowledge to capture a larger portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically, 15% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States, the Company has commenced expansion of its operations throughout the U.S.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies. We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a commission all monies paid to the owners of the ATMs. Where the Company provided only processing services through it's wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs.
Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

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


Allowance of Uncollectible Accounts Receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Equipment. ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

See change in depreciable lives of equipment in section "Cost of Revenues".

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2002 and 2001


Revenues. Our total revenues increased to $10,815,396 for the fiscal year ended December 31, 2002 ("fiscal 2002") from $6,331,451 for the fiscal year ended December 31, 2001 ("fiscal 2001"). This increase is due to a number of factors, but is mainly due to the fact that the revenue generated by Nationwide Money Services was only included in last six months of the Company's operations during fiscal 2001(revenue was recorded from the date of acquisition, which was June 28, 2001 to December 31, 2001). On an annualized basis the actual revenue decreased from approximately $11,798,902 (annualized) to $10,815,396 for the years ended December 31, 2001 and 2002, respectively. The decrease in revenue was mainly due to reductions in unprofitable site locations.

Cost of Revenues. Our total cost of revenues increased from $5,926,898 or 93.6% of revenue to $7,424,710 or 68.6% of revenue in fiscal years ending December 31, 2001 and 2002, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals and depreciation and amortization. The increase in cost of revenues is mainly attributable to the fact that these expenses were only included in six months of the Company's operations during fiscal 2001 (from the date of acquisition of Nationwide Money Services on June 28, 2001 to December 31, 2001).

Although the total cost of revenues increased, the percentage to total revenues decreased from 93.6% to 68.6% during 2001 and 2002, respectively. The contributing factors for this decrease on a percentage basis is mainly due to the following

o        cost reduction due to the pay-off of various leases during 2002;
o        reduction in the cost of cash as interest rates fell;
o increase in transaction credits and rebates to retail clients at time of renewal of contracts; and o the expansion of the number of ATMs under the Branded Cash program.
o During the year 2002 the Company changed the estimate of the useful lives of its ATMs from five years to seven years.
         This decreased the amount of depreciation booked in 2002 by $624,000.

Gross Margin. Gross profit as a percentage of revenues was 31.3% in 2002 and 6.4% in 2001. The increase in fiscal 2002 was caused by a number of factors, including the factors listed above in Cost of Revenue.

Operating Expenses. Our total operating expenses decreased to $3,810,110 or 35.2 % of revenue in fiscal 2002 from $4,541,411 or 71.7% of revenue in fiscal 2001. The principal components of operating expenses are professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The reduction is mainly attributable to a large reduction in compensation for corporate personnel and personnel at the operating subsidiaries, the reduction of stock based compensation and a small reduction in depreciation and amortization. This is in addition to the fact that the expenses for Nationwide Money Services were only included in six months of the Company's operations during fiscal 2001.

Interest Expense. Interest expense was reduced to $103,365 or 1% of revenue in 2002 from $261,937 or 4.1% or revenue in 2001. This was mainly due to the pay-off of various leases in the first and second quarter of 2002.

Other Income/Expense. Other income increased to $627,349 in 2002 as compared to other expense of $2,224,845 in 2001. The income in 2002 is explained below under "Settlement of Humboldt Issue" and "Settlement of Tallent Issue". The expense for 2001 was attributable to the write-off or impairment of tangible assets of $465,997 and intangible assets of $1,758,848. Management has analyzed the intangible assets as of December 31, 2002 and does not feel these assets are impaired (see "Impairment of Goodwill" below).

We also had a one time income in connection with the receipt of approximately $282,500 in cash from Humboldt Bank to settle outstanding issues between Nationwide Money Services and Humboldt Bank.

We also had a one-time income of $377,805 from the settlement of various issues with former shareholders of Tallent LLC see Item 1, "LEGAL PROCEEDINGS."

Stock based compensation. Stock based compensation was $141,899 for 2002, down from $666,565 in 2001.

Income before Taxes. We had income before taxes of $104,560 during the fiscal year ended December 31, 2002 compared to a loss of $6,623,640 during the fiscal year ended December 31, 2001 as a result of the factors discussed above.

Income Taxes. We paid no income taxes in either fiscal 2002 or fiscal 2001 as a result of a loss in 2001 and a carryforward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022.

IMPAIRMENT OF GOODWILL

In 2001, management reviewed the operations of Tallent, ATMI and SAMS and determined that losses incurred from operations would continue and the Company would not recover the goodwill resulting from these acquisitions. therefore, the Company impaired the remaining goodwill in the amount of $2,224,845 that resulted from these acquisitions.

Management has reviewed the remaining goodwill of $2,047,350, which is attributable to the acquisition of Nationwide Money Services, Inc. and its wholly owned subsidiary, EFT Integration and has determined that there is no impairment of this asset based upon future expectations of cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of December 31, 2002, the Company had current assets of $732,206 and current liabilities of $2,144,841 which results in a working capital deficit of $1,412,635 as compared to current assets of $3,312,957 and current liabilities of $6,400,867 resulting in a working capital deficit of $3,087,910 in 2001. The ratio of current assets to current liabilities decreased to .34 at December 31, 2002 from .52 at December 31, 2001. Thus, the overall working capital deficit decreased by $1,675,275. The decrease in the deficit resulted from the pay-off of various leases amounting to approximately $840,000 and the settlement of the Tallent issue resulting in the expunging of approximately $180,000 of current liabilities. Also, in May of 2002 $1,900,000 of the Company's cash or 60% of its current assets at that time were paid back to Cardservice International. These funds resulted primarily from a financing from Cardservice International for $2,000,000, in connection with the acquisition of Nationwide Money Services, Inc. and was used solely for vault cash in the ATMs.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the settlement of various issues with third parties. Net cash provided by operating activities was $734,699 and $(135,149) in fiscal 2002 and fiscal 2001, respectively. Net cash provided by operating activities in fiscal 2002 consisted primarily of a profit of $104,560 and depreciation and amortization of $1,064,703, a decrease in accounts receivable of $168,708, an increase in accounts payable and accrued expenses of $335,472, a write off of a note payable in the Tallent matter, and common stock issued as compensation in the amount of $141,899, which was partially offset by a write-off of a note receivable in the Tallent matter. The cash provided by operating activities and settlement of outstanding issues in fiscal 2002 allowed us to pay off or paydown $852,851 for various lease obligations and $96,227 in principal payments on notes in 2002.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $400,000 raised in equity financing during the quarter ended June 30, 2001, the majority was funded by institutions. There can be no guarantee that institutional funding will be available to the Company.

However, as a result in the decline in the market value of the Company's common stock, it has been unsuccessful during the year ended December 31, 2002 in raising needed capital. No assurance can be given that the Company will be able to secure investment funds in the future.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $2,500,000 in additional working capital to meet its needs for the next 12 months for such items as new leases, software development and acquisitions.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each days withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements.

        o Palm Desert Bank. Nationwide Money Services has been using Palm
          Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of 12/31/2002, Nationwide Money had 37 ATMs funded by Palm Desert with a vault cash outstanding balance of about $870,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. As of February 28, 2003, the Company had $950,000 outstanding vault cash with Palm Desert. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

        o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of December 31, 2002, approximately $3,600,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

        o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of 12/31/02, Nationwide Money had 25 branded partners, which funded 301 ATMs in 8 states, with about $8 million in outstanding vault cash.

        o During the fourth quarter of calendar year 2001, a previous vault cash provider, Humboldt Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, the bank made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, the bank gave us the required notice of their desire to terminate our vault cash arrangement. Under the Humboldt Bank arrangement, we could rent up to $5 Million in vault cash and, as of December 31, 2002, we were not renting any vault cash. The arrangement was terminated effective as of April 4, 2002. The vault cash being obtained from this bank was replaced with expansion of our relationship with WSFS and our Branded Cash Partners.

        o Ocean National Bank. Nationwide Money entered into an agreement with Ocean National Bank on November 18, 1998 as a result of a lawsuit settlement. The settlement provided Nationwide Money with varying amounts of vault cash over the term of the agreement to manage and fund Nationwide Money owned and operated ATMs that were located east of the Mississippi. The vault cash amount designated for February 1, 2003 to December 31, 2003 is $1,500,000.00. During the term of this agreement, Nationwide Money staff has managed the daily movement of the vault cash and has provided monthly reconciliation reports to Ocean National Bank. The interest rate is 15% per annum. The contract comes due on 12/31/2003 at which time Nationwide Money is obligated to return the full amount of the vault cash ($1,500,000.00) back to Ocean National Bank. Nationwide Money will replace these funds with vault cash from other cash providers such as Palm Desert and WSFS, as well as its branded cash partners.


As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $3,087,910 on December 31, 2001 and this has been reduced to a negative working capital of $1,412,635 at December 31, 2002. This increase in working capital is partially due the occurrence of one-time events that resulted in cash and cancellation of debt that totaled $567,000. The cash portion was used to payoff short-term debt in the form of lease obligations on ATM equipment. We also issued $141,899 in stock in lieu of cash for various current expenses and received several loans totaling $229,675 from Cardservice International the proceeds of which were used to payoff various short term lease obligations on ATM obligations. In addition, we have incurred additional demands on our available capital in connection with the settlement of various disputes with former officers and employees and the start-up expenses associated with our expansion of the Food Lion and Kash and Karry account of additional ATMs.

As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6,7 and 8 to our Consolidated Financial Statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. For 2002, we had $575,215 non-cash items compared with $6,340,439 in non-cash items for 2001. We anticipate that our capital expenditures for fiscal 2003 will total approximately $1,800,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2003 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 8 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

                                          Payments Due by Period

                                    Less than
                             Total    1 year     1 year    2-5 Years
                           ------------------------------------------
Notes payable               $785,716   $363,681   $178,490   $243,545
Capital lease obligations    314,805    280,154     34,651        --
Operating leases              88,905     88,905         --        --
                           ---------  ---------  ---------  ---------
Total contractual cash
 obligations              $1,189,426   $732,740   $213,141   $243,545

Inflation

Impact of Inflation and Changing Prices. While subject to inflation, we were not impacted by inflation during the past two fiscal years in any material respect.

Risk Factors

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

      o Changes in laws or card association rules affecting our ability to impose surcharge fees, and continued customer willingness to pay surcharge fees;

      o Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

      o Our ability to expand our ATM base and transaction processing business;

      o The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our expansion plans;

      o Our ability to maintain our existing relationships with Food Lion and Kash and Karry;

      o Our ability to keep our ATMs at other existing locations at reasonable rental rates and to place additional ATMs in preferred locations at reasonable rental rates;

      o The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

      o Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

      o Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

      o Our ability to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

      o   Our ability to retain senior management and other key personnel;

      o   Our ability to comply with mandated Triple DES configuration; and

      o   Changes in general economic conditions.


If any of these risk factors occur adversely to the Company they may have a negative impact to our actual future results.

Any forward-looking statement contained herein is made as of the date of this document. We do not undertake to publicly update or correct any of these forward-looking statements in the future.




FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the risk factors discussed above, the Company's operating results may be affected by:

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites. As of December 31, 2002, the Company had placed in service approximately 725 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 45% of the total sites and 53.4% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

Debit Cards

The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment, and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs, and may adversely affect our revenues from surcharge fees. A continued increased in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

Other Factors

Government Regulation. There have been various efforts by both consumer groups and various legislators to ban surcharge. In the event that such a ban takes place, the revenue generated from cash withdrawal transactions would be significantly reduced and would cause irreparable harm to the Company. There have also been efforts by various legislators to ban interchange. Although this would have a negative immediate impact, the Company believes, although it cannot guarantee that the industry will respond by increasing surcharge to make up the loss in interchange. In the event that the loss of interchange could not be passed through via an increase in surcharge, the elimination of interchange would severally impact the Company.

Potential future issuances of common shares. Pursuant to various agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by written mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of December 31, 2002 when the stock was valued at approximately $303,300 or $0.06 a share, whereby approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003, approximately 79,195,000 shares would need to be issued.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks and independent sales organizations may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

     o    current and potential customers;

     o market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

     o revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic transaction processing business, the STAR Network, has been purchased by one of our competitors, Concord EFS. Although we have a multi-year processing contract with STAR, we cannot presently predict the possible long-term impact of this acquisition on our business with certainty. The loss of STAR as a processing customer would have an adverse effect on our business

Competition

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

We face intense competition from a number of companies. Further, we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected.

In addition to our current competitors, we expect substantial competition from established and new companies. We cannot assure you that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

If we fail to develop and introduce new and enhanced products and services, we will not be able to compete effectively and our ability to generate revenues will suffer.



We may be unable to protect our intellectual property rights.

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some of the features of our newer products. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of business process patents for Internet-related business processes, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

Trademark.

In 2002, we applied to the United States Patent and Trademark Office to register the trademarks: "NMS Mystro" We received a registration for the trademark "NMS Mystro" from the U.S. Patent and Trademark Office on January 28, 2003. The serial number is 78/111025. This trademark is used on various software that the Company may sell in the future. This trademark will apply to NMS Mystro Cash Manager, NMS Mystro Commission Manager, NMS Mystro Work Order Manager and NMS Mystro Database Manager.

All of the products listed above are used to manage our day to day business. Cash Manager is used to predict, order and track the cash dispensed from our ATMs. Commission Manager calculates all commissions due to merchants, distributors and partners. Work Order Manager is used to open a work order, determine the problem and authorize the appropriate party to repair the ATM. The Database Manager stores and gives us the ability to retrieve, sort and filter a variety of information on our ATMs.

ITEM 7.          FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-KSB. See Item 14 (a)(1) for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".


                              RESULTS OF OPERATIONS
OVERVIEW
                                           2002    Change    2001
                                          -------  -------  -------
Revenue                                   $10,815     71%    $6,331

Cost of Revenues                           $7,425     25%    $5,927
Percentage of total revenue                    69%               94%
                                          -------            ------
Gross Profit                               $3,391    738%    $  405
Gross Margin                                   31%                6%

Operating Expenses:
Stock Based Compensation                   $  142            $  667
Depreciation and
Amortization                                1,065             1,224
Selling, General and
Administrative                              2,603             2,650
                                          -------            ------
Total Operating Expenses                    3,810     16%     4,541
                                          -------            ------
Percentage of total revenue                   35%                72%

Other Expenses:
Impairment of acquired
intangible assets                         $   --             (1,759)
Impairment of acquired
tangible assets                               --               (466)
Settlement Income                            378                 --
Other Income                                 283                 --
Loss on sale of fixed asset                  (33)
Interest Expense                            (103)              (262)
                                          -------           -------
Total Other Expenses                      $   524    121%    (2,487)
Percentage of total revenue                    5%              (39%)

Income/(Loss) before
   Provision for Income Taxes            $    105    102%    (6,624)
                                         --------           -------
Provision for Income Taxes                     --                --

Net Income/(Loss)                        $    105    102%   $(6,624)
Basic and Diluted income/(loss)
   per common stock                             0            ( 0.50)
Basic and Diluted weighted average
     Common shares outstanding             23,080            13,180

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER


     The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2002 are as follows:

Name                   Age                 Positions
-------------          ---  -------------------------------------------
Michael Dodak           56       C.E.O. and Chairman
-------------          ---  -------------------------------------------
David Fann             48        President and Director
-------------          ---  -------------------------------------------
David Surette           43       C.F.O.
-------------          ---  -------------------------------------------
Steve Mortensen         42       Secretary and Director
-------------          ---  -------------------------------------------
Robert Colabrese        47       Vice-President of Sales
------------           ---  -------------------------------------------
Donald Headlund         69       Director
------------           ---  -------------------------------------------
Ernst Schoenbaechler*   49       Director
------------           ---  -------------------------------------------

* Ernst Schoenbaechler resigned as director of the Company on March 28, 2003.

The following is a brief description of each officer and director listed above:

Michael J. Dodak, Chairman of the Board and Chief Executive Officer

Prior to joining the Company, Mr. Dodak was Chief Executive Officer of Nationwide Money, an independent ATM network operator and services provider that was sold by First Data Corporation in June 2001. Mr. Dodak joined NMS as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the NMS database. In June 1997 he was promoted to C.E.O. and assumed full P&L responsibilities. Prior to joining Nationwide, Mr. Dodak founded and served as chief financial officer to several companies including an alternative energy company, a medical supply company, and a for profit chain of schools. Earlier, he was a senior financial analyst for Litton Industries and served as regional controller for Damon Corporation, a large provider of clinical lab services. He has Bachelor of Arts and MBA degrees from the University of California Los Angeles. Mr. Dodak is responsible for the day-to-day operations of the Company.

David A. Fann, President and Director

Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal from November of 1995 to September 2000. Mr. Fann has also served as Vice President of Sales and Marketing for Quadraplex, Inc., a video network company. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company from January 1993 through January 1995. From January 1987 through December 1992 he served as Operations Officer for Networks, Inc. Mr. 'Fann's main area of responsibility will be the raising of additional capital to fund both the internal growth and acquisition strategy.

Donald Headlund, Director

Don Headlund is the President of Cardservice International where he leads all aspects of the company's finance, sales and marketing, technology and operations activities. He also serves on the Company's board of directors. Headlund joined Cardservice International in July 1991 as an internal management consultant. Within a few months, he was appointed chief financial officer, a position he held until May 2000, when Cardservice International Chairman and Chief Executive Officer, Chuck Burtzloff, named Headlund president of the company. Prior to joining Cardservice International, Headlund served as president, chief executive officer and director of Malibu Savings Bank from 1988 until 1991. Before joining Malibu Savings Bank, Headlund was president, director and chief executive officer at Valley Federal Savings and Loan Association for 20 years. Headlund is a former captain in the United States Air Force. He received a Bachelor of Arts degree in finance from Occidental College in Los Angeles, California.

Steven B. Mortensen, Secretary and Director

Since 1990, Mr. Mortensen has advised both internationally and domestically based individuals, corporations, trust and partnerships with regard to domestic and international investments. For the last five years, Mortensen has served as President and Chairman of the Board of Net Holdings.com, Inc., predecessor to Global Axcess Corp. In the late 80's he served as Comptroller for Life Style Homes, Inc., a large residential homebuilder and also served as Senior Vice President of the "B" paper division of Trump Mortgage Group, Inc. Mr. Mortensen is currently heading up the due diligence of mergers and acquisitions for the Company and assisting the CEO and President as needed.

Ernst Schoenbaechler, Director

Mr. Ernst Schoenbaechler brings with him experience in international finance and the capital money markets in Europe. Mr. Schoenbaechler is the Managing Director and sole owner of a Switzerland securities firm, Alpha Securities AG in Pfaffikon. Alpha Securities AG is a primary maker of convertible bond issues among Asian borrowers. Recent concentration has been with venture capital deals and placements. Alpha Securities is a member of the Swiss Bankers Association and the Swiss Venture Capital Association.

Prior to founding Alpha Securities in 1986, Ernst Schoenbaechler was Vice President for capital market business with Bankers Trust AG in Zurich. There he was responsible for capital market business, securities, foreign exchange and money markets; building the capital market department and positioning Bankers Trust in the Swiss Capital Market.

David J. Surette, Chief Financial Officer

Prior to joining the Company, Mr. Surette was the Chief Financial Officer of National Service Direct, Inc. (NSDI), a majority owned subsidiary of SR Teleperformance, a French publicly traded corporation in the telemarketing industry. He was the CFO for NSDI from September 1999 until he joined the Company in March 2003. Mr. Surette also served as an interim CFO for North American Telephone Network, LLC, a related company to NSDI, during this same period. Prior to working with NSDI, he was a Controller for ILD Telecommunications, Inc., in the pre-paid calling card division, from June 1998 to August 1999. From 1996 to 1998 Mr. Surette was the CFO and Director of Publishing for High Mountain Press, Inc., a book and magazine publisher in the CAD and high tech markets. He was CFO and General Manager, from 1991 to 1996, for a magazine publisher called CommTek Communications Corp., a company in the satellite dish industry. Mr. Surette was a Supervising Senior Accountant with KPMG Peat Marwick from 1987 to 1991.

He has a Bachelor of Science degree in Accounting from the University of Massachusetts, and an MBA degree from Babson College. Mr. Surette also has his CPA from the State of Virginia. Mr. Surette will be responsible for the day-to-day accounting and financial reporting of the Company.

Robert Colabrese, Executive Vice President of Sales

Mr. Colabrese began his ATM career in 1983 at Mellon Bank NA, where he was responsible for software control and component level repairs on ATM equipment. From there he developed a six (6) person Technical Support Unit in late 1985 that was responsible for providing prompt professional technical support on hundreds of pieces of equipment to more than 150 field professional engineers, as well as thousands of end users in a five state region. From 1985 to 1989 he was responsible for the successful deployment of more than 800 ATM's as the Mellon ATM program grew throughout a five state region. From late 1989 through 1992 Mr. Colabrese managed the deployment of more than 350 Branch Office Automation Systems when Mellon re-engineered their entire teller platform. He developed a remote diagnostics software program for the teller system that brought him his fourth Premier Achievement Award since joining the Mellon organization.

In 1993 he was transferred to Mellon's Network Services where he managed the ATM certification and Device support staff, whose primary responsibility was to certify backend and intercept processors into the Mellon Transaction Processing Network as well as provide support, training, and documentation to all of Mellon's Conversion and Customer Service Departments. He remained in this position and won two more Premier Achievement Awards before leaving Mellon to join NMS in April of 1996. Mr. Colabrese has served as Vice President of Operations for NMS from 1996 to 2000 and served as President of EFT Integration pior to being promoted to his current position.

The Board of Directors has established an Audit Committee and a Compensation Committee.

The Compensation Committee has met once in June of 2002. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of December 31, 2002, the Audit Committee consists of the following members:
Michael Dodak, Donald Headlund and Ernst Schoenbaechler. Mr. Headlund has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. Mr. Headlund is not considered independent. Responsibilities of the Committee will include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee shall meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2002 was two. Each of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

During 2002, there were no non-employee directors. No Directors were compensated in the fiscal year 2002. Each Director who served on the Board also served the Company in some capacity whether as an executive, officer, consultant or legal counsel. Each director for year 2002 who is not an employee of the Company is entitled to receive a director's fee of 100,000 options exercisable to purchase shares of Common Stock under the Stock Option Plan disbursed incrementally at 50,000 Options upon acceptance to the Board and an additional 50,000 after 6 months of service to the Board as a Director and 10,000 additional Options for every year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committees thereof. Directors serving on committees of the Board receive no additional compensation for attending any committee meeting held in connection with a meeting of the Board except where there are extraordinary expenses approved prior to the meeting by the CEO or President.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2002 for the Chief Executive Officer and all other executive offices whose total cash compensation exceeds $100,000 in the fiscal year ended December 31, 2002.


                                                    Annual Compensation                   Long-Term Awards
Name and Principal                                                    Other Annual            Securities             All Other
-------------------                                                   -------------           -----------            ---------
Position                   Year      Salary ($)      Bonus ($)      Compensation ($)      Underlying Options      Compensation ($)
--------                   ----      ----------      ---------      -----------------     -------------------     ----------------

Michael Dodak              2002       $220,002          --                  --                  350,000                  --

      CEO and Chairman     2001       $109,283          --                  --                2,822,250(1)               --
                           2000          --             --                  --                     --                    --
Robert Colabrese
    Executive Vice
President Sales            2002       $120,478          --                  --                  200,000                  --
                           2001       $ 67,522          --                  --                   25,000                  --
                           2000          --             --                  --                     --                    --


            (1) In 2001, Mr. Dodak was granted 1,500,000 stock options, which were subsequently cancelled in 2002.

Options/SARs Grants During Last Fiscal Year

         The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2002.


                            Number of Securities     % of Total
                                 Underlying        Options Granted
                               Options Granted     in Fiscal 2002   Exercise Price    Expiration
           Name                      (1)                 (2)           Per Share       Date (3)
           ----                      ---                 ---           ---------       --------

                                                                                         Upon
Michael Dodak                      350,000              14.8%           $ 0.18       termination


                                                                                         Upon
Robert Colabrese                   200,000              8.4%            $ 0.18       termination



(1)        The options granted are only 25% vested during 2002.
(2) Based on a total of 2,370,000 options granted during the fiscal year ended December 31, 2002. (3) Options may terminate before their expiration date upon death, disability, or termination of employment.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth, for each of the named executive officers, information concerning the number of shares received during fiscal 2002 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on December 31, 2002.

                                                              Number of Securities
                       Shares Acquired       Value             Underlying Options       Value of In-The-Money Options
                       on Exercise (#)  Realized ($)(1)         at Year End (#)               at Year-End ($)(2)
                                                          Exercisable    Unexercisable   Exercisable    Unexercisable
         Name
Mike Dodak                    --               --            87,500         262,500           $0              $0

Robert Colabrese              --               --            68,750         156,250           $0              $0
                                                                              --              --              --


(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.

(2) Based on the difference between the option exercise price and the closing sale price of $0.06 of our common stock as reported on the OTC Bulletin Board on December 31, 2002, the last trading day of our 2002 fiscal year. None of these options are currently in the money.

Employment Agreements

The Company has the following employment contracts with the named executive officers:

Michael Dodak has a two year employment contract from November 1, 2001 to December 31, 2003, which has been extended for two additional years until December 31, 2005 under Board and Mr. Dodak's approval. The agreement provides Mr. Dodak with the following compensation: an annual salary of $220,000; an annual bonus to be determined and awarded by the Compensation Committee; a signing bonus of 1,322,250 shares of restricted stock; and a 12 month severance agreement.

David Fann has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years until April 29, 2006 under Board and Mr. Fann's approval. For performance as a director and officer, the Company will compensate Mr. Fann with the following: an monthly salary of $7,500 per months, which may be increased to up to $200,000 once certain milestones have been achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2003.

o by each person who is known by us to beneficially own more than 5% of our common stock;
o        by each of our officers and directors; and
o        by all of our officers and directors as a group.


     Name                                                                                        Number      Percent(1)
     ----                                                                                        ------      ----------
          Michael Dodak                                                                           2,375,500        10.1%
          David Fann                                                                              1,939,450         8.2%
          David Surette                                                                                  --           --
          Steve Mortensen                                                                         1,680,100         7.1%
          Robert Colabrese                                                                          260,800         1.1%
          Donald Headlund (2)                                                                        40,000         0.2%
          Ernst Schoenbaechler(4)                                                                   200,000         0.9%

          All executive officers and directors as a group (7 persons)                             6,455,850        27.4%

     Other 5% owners:
          Richard Wray                                                                         2,248,750            9.6%
          Daryl Idler (3)                                                                      2,060,000            8.7%
          Cardservice International, Inc. (2)                                                  3,725,000           15.8%



(1)Based on 23,528,148 shares of common stock outstanding as of March 25, 2003.

(2)Does not include shares of common stock owned by Cardeservices
International. Donald Headlund is the President and an officer of Cardservices International. Mr. Headlund owns 600 shares of First Data Corporation, which is 100% owner of Cardservice International. Mr. Headlund owns approximately .0001% of the outstanding shares of common stock of First Data Corporation.

(3) Includes 1,373,750 shares owned by Cambranch Capital Inc. of which Mr. Idler is an owner, director and officer.

(4) Ernst Schoenbaechler resigned as director of the Company on March 28, 2003.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2001, the Company issued 873,750 shares of its common stock to Michael Dodak, an officer and director, for consulting services rendered to the Company valued at $874.

In January 2001, the Company issued 873,750 shares of its common stock to Dick Wray, a director, for consulting services rendered to the Company valued at $874.

In January 2001, the Company issued 873,750 shares of its common stock to David Fann, an officer, for consulting services rendered to the Company valued at $874.

In January 2001, the Company issued 623,750 shares of its common stock to Daryl Idler, an entity controlled by, for consulting services rendered to the Company valued at $623.

In June 2001, the Company issued 100,000 shares of its common stock to Fred Luke a stockholder of the Company, for consulting services rendered to the Company valued at $100,000.

In January 2002, the Company issued 1,076,250 shares of its commons stock to Daryl Idler, a stockholder and director of the Company, for a signing bonus payable of $139,912.

In January 2002, the Company issued 1,562,666 shares of its commons stock to Steve Mortensen, a stockholder and director of the Company, for a signing bonus payable of $203,147.

In January 2002, the Company issued 1,322,250 shares of its common stock to Michael Dodak, a stockholder, officer, and director of the Company, for a signing bonus payable of $171,892.

As of December 31, 2002, the Company had an unsecured promissory note in the amount of $487,962 outstanding payable to a stockholder of the Company. The note bears interest in the amount of 8% and is due in June 2006. In addition, as of December 31, 2002, the Company had a secured promissory note outstanding in the amount of $209,129 payable to Cardservices International, Inc., the former parent company of Nationwide Money Services, Inc., and is presently a shareholder of the Company. The note bears interest in the amount of 8%, is secured by the Company's assets. There are also two officer's that have loaned the Company on non-interest bearing notes in 2002 in the amounts of $257,447 and $5,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS


Exhibit
Number      Exhibit Description             Herewith
------      -----------------------------
3.1         Articles of Incorporation - Restated and Amended May 30, 2001
3.2         ByLaws of Global Axcess Corp. - As Amended

10.1        Agreement entered into with Food Lion, LLC and Nationwide Money
            Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)
16.1        Letter from Brown Armstrong Randall Raeyes Paulding & McCown
            Accountancy Corporation, to the SEC noting agreement with the disclosures in Item 4 (incorporated by reference form 8-K current report filed with the SEC on August 6, 2001)
21.1        List of Subsidiaries


99.1        Certification of the Chief Executive Officer of Global Axcess, Inc.
            Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification of the Chief Financial Officer of Global Axcess, Inc.,
            Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

99.3        Code of Ethics and Business Conduct of Officers, Directors and
            Employees of Global Axcess Corp.

(b) Reports on Form 8-K

None.

Item 14.    Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 ----------------------------------------------
                                 Michael Dodak
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 30th day of March, 2003.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak              CEO, Chairman

/s/David Fann
David Fann                 President, Director

/s/Steve Mortensen
Steve Mortensen            Secretary, Director

/S/ Don Headlund
Don Headlund               Director

                                  CERTIFICATION

     I, Michael J. Dodak, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Axcess Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27,  2003

/s/ Michael J. Dodak
    Michael J. Dodak
    Chief  Executive  Officer

                                  CERTIFICATION

     I, David J. Surette, certify that:

1. I have reviewed this annual report on Form 10-KSB of Global Axcess Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27,  2003

/s/ David J. Surette
    David J. Surette
    Chief Financial Officer

                               GLOBAL AXCESS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS









                                TABLE OF CONTENTS


                                                                                   PAGE NO.

Report of Independent Certified Public Accountants                                     1

Financial statements

     Consolidated balance sheet                                                        2

     Consolidated statements of operations                                             3

     Consolidated statement of stockholders' equity                                    4

     Consolidated statements of cash flows                                             7

     Notes to consolidated financial statements                                        9







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Global Axcess Corp.
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated balance sheet of Global Axcess Corp. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp. as of December 31, 2002, and the consolidated results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.



L.L. Bradford & Company, LLC
January 31, 2003
Las Vegas, Nevada

                               GLOBAL AXCESS CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets
  Cash                                                     $   116,568
  Automated teller machine vault cash                          263,703
  Accounts receivable, net                                     264,094
  Prepaid expense and other current assets                      87,841
                                                                ------
    Total current assets                                       732,206

Fixed assets, net                                            1,683,712

Other assets
  Intangible assets, net                                     2,047,350
  Other assets                                                  42,185
                                                                ------

Total assets                                               $ 4,505,453
                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                 $ 1,108,590
  Automated teller machine vault cash payable                  263,703
  Due to related parties                                       262,447
  Notes payable-related parties  - current portion             317,447
  Notes payable - current portion                               46,234
  Capital lease obligations - current portion                  146,420
                                                               -------
    Total current liabilities                                2,144,841

Long-term liabilities
  Notes payable-related parties  - long-term portion           379,644
  Notes payable - long-term portion                             42,391
  Capital lease obligations - long-term portion                150,938
                                                               -------

Total liabilities                                            2,717,814

Commitments and contingencies                                       --

Stockholders' equity
  Preferred stock; $0.001 par value; 25,000,000 shares
     authorized, 0 shares issued and outstanding                    --
  Common stock; $0.001 par value; 75,000,000 shares
     authorized, 24,528,148 shares issued; 23,528,148
     shares outstanding                                         23,527
  Additional paid-in capital                                 8,305,223
  Prepaid consulting services paid in common stock             (17,500)
  Accumulated deficit                                       (6,523,611)
                                                            -----------
    Total stockholders' equity                               1,787,639
                                                           ------------

Total liabilities and stockholders' equity                 $ 4,505,453
                                                           ============

          See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the year ended    For the year ended
                                         December 31, 2002    December 31, 2001
                                       ---------------------  ------------------

Revenues .......................................   $ 10,815,396    $  6,331,451

Cost of revenues ...............................      7,424,710       5,926,898
                                                   ------------    ------------
  Gross profit .................................      3,390,686         404,553

Operating expenses
  Depreciation and amortization ................      1,064,703       1,224,408
  Selling general and administrative ...........      2,745,407       2,650,438
                                                   ------------    ------------
    Total operating expenses ...................      3,810,110       4,541,411
                                                   ------------    ------------

  Loss from operations .........................       (419,424)     (4,136,858)

Other income(expense)
  Impairment of acquired intangible assets .....           --        (1,758,848)
  Impairment of acquired tangible assets .......           --          (465,997)
  Settlement Income ............................        377,805            --
  Other Income .................................        282,500            --
  Interest expense .............................       (103,365)       (261,937)
                                                   ------------    ------------
    Total other income/(expense) ...............        523,984       2,486,782

Income(loss)before provision for income taxes ..        104,560      (6,623,640)

Provision for income taxes .....................           --              --
                                                   ------------    ------------
Net income (loss) ..............................   $    104,560      (6,623,640)
                                                   ============    ============

Basic and diluted income (loss)
  per common share .............................   $       0.00    $      (0.50)
                                                   ============    ============
Basic and diluted weighted average
  common shares outstanding ....................     23,080,116      13,180,332
                                                   ============    ============



           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Prepaid
                                                                      Consulting
                                                                       Services
                                           Common Stock    Additional  Paid in                     Total
                                           -------------   Paid-in     Common    Accumulated   Stockholders'
                                      Shares    Amount     Capital      Stock      Deficit         Equity
                                     --------  -------  ------------  ----------   ---------    -----------
Balance, December 31, 2000          4,000,000    4,000           --          --     (4,531)        (531)

Issuance of common stock to
  founders in January 2001 for
  consulting services,
   $0.01 per share                  3,245,000    3,245           --          --         --        3,245

Issuance of common stock in
  March 2001 for acquisition
  of Tallent & Associates, LLC,
  $1.00 per share                     600,000      600      599,400          --         --      600,000

Issuance of common stock in
  March 2001  for satisfaction
  of note payable,
  $1.00 per share                      55,000       55       54,945          --         --       55,000

Issuance of common stock in
  March 2001 for satisfaction
  of promissory note
  payable totaling $775,000,
  $1.00 per share                     775,000      775      774,225          --         --      775,000

Issuance of common stock
  for cash in May 2001
  (net of offering costs of $43),
  $1.00 per share                     400,000      400      399,557          --         --      399,957

Issuance of common stock
  in May 2001 for acquisition
  of Netholdings.com, Inc.,
  $0.001 per share                  2,003,737    2,004   (1,000,000)         --         --     (997,996)

Issuance of common stock
  in June 2001 in satisfaction
  of Netholdings.com, Inc.
  accounts payable, $1.00 per
  share                             1,000,000    1,000      999,000          --         --    1,000,000


Issuance of common stock in
  June 2001 for consulting
  services, $1.00 per share           100,000      100       99,900          --         --      100,000


Issuance of common in June 2001 for
  prepaid consulting services,
  $1.00 per share                     500,000      500      499,500    (500,000)        --          --

Issuance of common stock in
  June 2001 for acquisition
  of Nationwide Money
  Services, Inc., $1.00 per share    3,725,000    3,725    3,721,275         --         --    3,725,000

Issuance of common stock
  in June 2001 for acquisition
  of merchant servicing contracts
  from ATM International, Inc.,
   $1.00 per share                     258,357      258      258,099         --         --      258,357

Issuance of common stock in
  June 2001 for acquisition
  of merchant servicing
  contracts from SmartATM
  Management, Ltd., $1.00 per share    541,633      542      541,091         --         --      541,633

Issuance of common stock in
  June 2001 for acquisition
  of equipment
  from RBSI, $1.00 per share            34,445       34       34,411         --         --       34,445

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Prepaid
                                                                      Consulting
                                                                       Services
                                           Common Stock    Additional  Paid in                     Total
                                           -------------   Paid-in     Common    Accumulated   Stockholders'
                                      Shares    Amount     Capital      Stock      Deficit         Equity
                                     --------  -------  ------------  ----------   ---------    -----------
Issuance of common stock in
  July 2001 related to
  finder's fee for acquisition of
  Nationwide Money Services, Inc.,
  $1.00 per share                      149,000      149      148,851          --         --     149,000

Issuance of common stock in
  July 2001 for covenant not to
  compete agreement,
  $1.00 per share                      200,000      200      199,800          --         --     200,000

Issuance of common stock in
  August 2001 for cash, $1.00
  per share                             50,000       50       49,950          --         --      50,000

Issuance of common stock in
  August 2001
  for interest expense,
  $1.00 per share                       15,000       15       14,985          --         --      15,000

Issuance of common stock
  in September 2001
  for exercise of warrants,
  $0.30 per share                      500,000      500      149,500          --         --     150,000

Current period recognition of
  prepaid consulting services
  paid in common stock                      --       --           --     500,000         --     500,000

Issuance of common stock in
  October 2001 for wages                38,000       38        5,282          --         --       5,320

Issunace of common stock in
  November 2001
  for consulting services              100,000      100       15,900          --         --      16,000

Issunace of common stock in
  December 2001
  for consulting services              300,000      300       26,700          --         --      27,000

Net loss                                    --       --           --          -- (6,623,640) (6,623,640)
                                    ----------  -------  ------------  ----------  -----------  --------

Balance, December 31, 2001          18,590,172  $18,590  $ 7,592,371 $        -- $(6,628,171) $ 982,790

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Prepaid
                                                                      Consulting
                                                                       Services
                                           Common Stock    Additional  Paid in                     Total
                                           -------------   Paid-in     Common    Accumulated   Stockholders'
                                      Shares    Amount     Capital      Stock      Deficit         Equity
                                     --------  -------  ------------  ----------   ---------    -----------
Issuance of common stock
  in January 2002 for due
  to related parties,
  $0.13 per share                   3,961,166    3,961      510,990        --         --          514,951

Issuance of common stock
  in February 2002 for
  stock payable to Cashlink
  International, Inc., $0.48
  Per share                            80,000       80       38,320        --         --           38,400

Cancellations of shares
  in April 2002 previously
  issued to consultants
  in December 2001                   (300,000)    (300)         300        --         --              --

Issuance of common stock
  June 2002 for consultant
  services (including
  accounts payable of $4,364),
  $0.12 per share                      65,000       65        7,540        --         --            7,605

Issuance of common stock in
  June 2002 for employee
  services, $0.05 per share         1,264,400    1,264       67,013        --         --           68,277

Issuance of common stock in
  July 2002 For consulting
  services                            100,000      100       14,900        --         --           15,000

Issuance of common stock
  in August 2002 for exercise
  of stock options,
  $0.14 per share                       5,000        5          670        --         --              675

Cancellations of shares in
  August 2002 previously
  issued to directors
  in January 2002 for
  due to related parties           (1,020,000)  (1,020)       1,020        --         --               --

Issuance of common stock
  in September 2002 for
  consulting services,
  weighted average price
  of $0.08                            313,410      313       25,758        --         --           26,071

Issuance of common stock
  in October 2002 for
  consulting services,
  weighted average
  price of $0.13                      219,000      219       29,091        --         --           29,310

Issuance of common stock
  in December 2002 for
  prepaid consulting
  services, $0.07 per
  share                               250,000      250       17,250     (17,500)      --               --

Net Income                               --         --           --        --        104,560      104,560
                                   -----------  -------  ----------     -------- ------------  -----------
Balance, December
  31, 2002                         23,528,148   $23,527  $8,305,223    $(17,500) $(6,523,611)  $1,787,639
                                   ===========  =======  ==========     ======== ============  ===========

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the year ended     For the year ended
                                       December 31, 2002      December 31, 2001
                                      ---------------------  -------------------
Cash flows from operating activities:
  Net Income (loss)                     $        104,560     $       (6,623,640)
Adjustments to reconcile net
income (loss)
 to net cash used in operating activities:
    Stock based compensation                     141,560                666,565
    Depreciation and amortization              1,064,703              1,224,408
    Impairment of acquired assets                     --              2,224,845
    Loss on sale of fixed assets                  32,956                     --
    Settlement Income                           (276,305)                    --
Changes in operating assets and liabilities:
    Change in automated teller machine
            vault cash                         2,361,430             (2,625,133)
    Change in accounts receivable                168,708               (112,680)
    Change in prepaid expenses and other
            Current assets                       (87,830)                    --
    Change in other assets                       (26,520)               (11,317)
    Change in accounts payable and accrued
             liabilities                        (335,472)             1,495,872
    Change in automated teller machine
             vault cash payable               (2,361,439)             2,625,133
    Change in stock payable                           --                 38,400
    Change in due to related parties             (52,000)               962,398
                                      ---------------------  -------------------
      Net cash provided (used) by
            operating activities                 734,699               (135,149)

Cash flows from investing activities:
  Purchase of fixed assets                      (105,050)              (154,979)
  Proceeds from sale of fixed assets              80,300                     --
                                     ---------------------  --------------------
      Net cash used by investing activities      (24,750)              (154,979)

Cash flows from financing activities:
  Proceeds from issuance of common stock             675                599,957
  Proceeds from borrowing on notes payable            --                447,620
  Proceeds from borrowing on notes payable -
            Related parties                      100,000                    --
  Principal payments on notes payable            (32,643)             (189,424)
  Principle payments on notes payable -
            Related parties                      (63,584)                   --
  Principal payments on capital lease
            obligations                         (852,851)             (313,003)
                                      ---------------------  -------------------
      Net cash provided by financing
            activities                          (848,403)              545,150
                                      ---------------------  -------------------
Net change in cash                              (138,454)              255,022
Cash, beginning of period                        255,022                    --
                                      ---------------------  -------------------
Cash, end of period                   $          116,568     $         255,022
                                      =====================  ===================
Supplemental disclosure of cash
  flow information:
  Cash paid for income taxes          $               --     $              --
  Cash paid for interest              $               --     $         154,862

                                      =====================  ===================

                               GLOBAL AXCESS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the year ended     For the year ended
                                                        December 31, 2002      December 31, 2001
                                                        ------------------     ------------------
Schedule of non-cash financing activities:
  Issuance of 600,000 shares of common
  stock in exchange for acquisition of
  Tallent & Associates, LLC                             $                      $            600,000
                                                        =====================  ======================
  Issuance of 55,000 shares of common
  stock in satisfaction of $55,000 note
  payable                                               $                      $             55,000
                                                        =====================  ======================
  Issuance of 775,000 shares of common
  stock in satisfaction of $775,000
  note                                                  $                      $            775,000
                                                        =====================  ======================
  Issuance of 3,003,737 shares of common
  stock in exchange for acquisition of
  Netholdings.com, Inc. and satisfaction
  of accounts payable                                   $                      $              2,004
                                                        ======================  =====================
  Issuance of 3,725,000 shares of common
  stock in exchange for acquisition of
  Nationwide Money Services, Inc.                       $                      $          3,725,000
                                                        =====================  ======================
  Issuance of 258,357 shares of common
  stock in exchange for acquisition of
  ATM International, Inc. merchant
  servicing contracts                                   $                      $            258,357
                                                        =====================  ======================
  Issuance of 541,633 shares of common
  stock in exchange for acquisition of
  SmartATM Management, Ltd. merchant
  servicing contracts                                   $                      $            541,633
                                                        =====================  ======================
  Issuance of 34,445 shares of common
  stock in exchange for acquisition of
  equipment from RBSI                                   $                      $             34,445
                                                        =====================  ======================
  Issuance of 149,000 shares of common
  stock related to finder's fee for
  acquisition of Nationwide Money
  Services, Inc.                                        $                      $            149,000
                                                        =====================  ======================
  Issuance of 200,000 shares of common
  stock for covenant not to compete agreement           $                      $            200,000
                                                        =====================  ======================
  Issuance of 3,961,166 shares of common
  Stock in satisfaction of due to related
  Parties                                               $            514,951   $                 --
                                                        =====================  ======================
  Issuance of 80,000 shares of common
  Stock in satisfaction of stock payable
  To Cashlink International                             $             38,400   $                 --
                                                        =====================  ======================
  Issuance of 65,000 shares of common
  Stock for accounts payable (excluding
  Services of $3,241)                                   $              4,364   $                 --
                                                        =====================  ======================
  Issuance of 250,000 shares of common
  Stock for prepaid consulting services                 $             17,500   $                 --
                                                        =====================  ======================

           See Accompanying Notes to Consolidated Financial Statements

1. Description of business, HISTORY and summary of significant policies

     Description of business - Global Axcess Corp., through its wholly owned subsidiaries, is an automated teller machine ("ATM") network and processing consolidator that plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

     History - Global Axcess Corp. (referred to as the "Company") was incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until June 2001, when it changed its name to Global Axcess Corp. Global Axcess is a holding company which conducts all of its operations through its wholly owned subsidiaries.

     On May 31, 2001, Global Axcess Corp. consummated an agreement to acquire all of the outstanding capital stock of IFT Financial Group, Inc. ("IFT"), a Nevada Corporation, in exchange for 8,775,000 shares of its common stock ("IFT Transaction"). Prior to the IFT Transaction, Global Axcess Corp. was a non-operating public shell company with no operations or assets, approximately $1,000,000 in liabilities and 2,003,737 shares of common stock issued and outstanding; and IFT Financial Group, Inc. was an operational private company. The IFT Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the IFT Transaction is equivalent to the issuance of stock by an operational company (IFT Financial Group, Inc.) for the net monetary assets of a non-operational public shell company (Global Axcess Corp.), accompanied by a recapitalization. The accounting for the IFT Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of IFT Financial Group, Inc. Subsequent to the acquisition, the liabilities were settled through the issuance of 1,000,000 shares of the Company's common stock. IFT was incorporated on December 15, 2000; therefore these financial statements reflect activities from December 15, 2000 (Date of inception for IFT Financial Group, Inc.) and forward. IFT is an ATM Network company as a result of its acquisition of Tallent & Associates, LLC. Global Axcess Corp. together with its subsidiaries shall be collectively referred to as the "Company."

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

     Merchant contract concentration - The Company contracts the locations for its machines with various merchants. As of December 31, 2002, the Company has approximately 1,598 active machines, of which approximately 725 machines are contracted through a single merchant. Revenues from these merchants represent approximately 50% and 3.4% of total transaction fees.


     Definition of fiscal year - The Company's fiscal year end is December 31.

     Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition - Transaction service and processing fees are recognized in the period that the service is performed. The Company receives service fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks. The Company records all fees for the entire amount of fees to be received from the transaction for both the ATMs owned and managed by the Company. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer.

     Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

     During 2001, the evaluation indicated that certain ATMs acquired from Tallent & Associates, LLC were impaired. As a result, the Company recognized an impairment of acquired tangible assets of $465,997.

     Effective April 1, 2002, the Company made changes in the estimated useful lives of certain ATM equipment to better reflect the Company's experience as to the service lives and revenue collected from that equipment. This change decreased depreciation expense approximately $624,000 for the year ended December 31, 2002.

     Goodwill and intangible assets - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include ATM network and processing operations.

     SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life ranging from 3 to 15 years using the straight-line method.

     Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's long-term liabilities at December 31, 2002 are as follows:

                                                                          Carrying          Estimated
                                                                           Amounts         Fair Value
         Notes payable                                                 $       785,716  $        796,265
         Capital lease obligations                                             297,358           301,351
                                                                       ---------------- ----------------

                                                                       $     1,083,074  $      1,097,616
                                                                       ================ ================

     The estimated fair values of the Company's long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

     Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

     As of December 31, 2002, the Company has available net operating loss carryforwards that will expire in various periods through 2021. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

     Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2002 and 2001.

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                           2002            2001
                                                                       -------------  -------------
                  Net income (loss), as reported                       $     104,560  $ (6,623,640)
                  Add: Stock-based employee compensation
                   expense included in reported income (loss),
                   net of related tax effects                                     --             --
                  Deduct: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                               (504,617)      (577,975)
                                                                       -------------  -------------
                  Pro forma net income/(loss)                          $    (400,057) $  (7,201,615)
                                                                       =============  ==============

                  Net income/(loss) per common share
                   Basic and diluted income/(loss), as reported        $        0.00  $      (0.50)
                                                                       =============  ==============
                   Basic and diluted income/(loss), pro forma          $       (0.02) $      (0.55)
                                                                       =============  ==============

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.

     New accounting pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS
     143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

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

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

2. BUSINESS COMBINATIONS AND ACQUISITIONS

     In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environments in which the Company and the acquired company operate were also considered in the valuation analysis.

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

     Tallent & Associates, LLC. (continued) - The purchase price amount in excess of the fair value of net assets was substantially allocated to goodwill, approximating $759,000, which was being amortized on a straight-line basis over the estimated useful life of three years. The remaining balance of the purchase price approximating $253,000 was allocated to an employment agreement and a covenant not to compete, which were being amortized on a straight-line basis over the estimated useful lives ranging from 2 to 5 years.

     During September 2001, the Company reviewed the acquired operations of Tallent & Associates, LLC. The review indicated certain provisions within the acquisition agreements that did not adhere to the representations made by the former members of Tallent and Associates, LLC and the operations have been unprofitable. Further, the Company believes that Tallent and Associates, LLC will continue to be unprofitable for the next few years. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of Tallent & Associates, LLC and recognized an impairment of acquired intangible assets of $825,524 with the remaining balance of the acquired goodwill and intangible assets totaling $186,546 recorded as amortization expense during the year ended December 31, 2001. Additionally, an allowance for doubtful account was recorded for the full amount of the note receivable - related party for $257,909.

     During December 2002, the Company entered into a settlement agreement with the former members of Tallent & Associates, LLC. Pursuant to the settlement agreement, the Company agreed to forgive the note receivable - related party totaling $257,909 and dismiss the lawsuit filed against the former members. The former members agreed to pay an installment receivable totaling $100,000 in two equal installments during December 2002 and February 2003, return 655,000 shares of the Company's common stock, assume notes payable to unrelated parties totaling $143,305, forgive notes payable to the former members totaling $134,500 and dismiss the lawsuit filed against the Company. During 2002, the Company has recognized the settlement income totaling $377,805 related to the $100,000 installment receivable, $143,305 assumed notes payable and $134,500 forgiven notes payable to the former members . The Company will record the receipt and cancellation of the 655,000 common shares as a reduction to Common Stock and increase to Additional Paid-in Capital at the common stock's par value totaling $655. During December 2002, the Company received the first installment of $50,000 for the installment receivable. The remaining balance of $50,000 has been included in Other Current Assets as of December 31, 2002.

     Nationwide Money Services, Inc. - In June 2001, the Company acquired 100% of the outstanding capital stock of Nationwide Money Services, Inc., as previously discussed in Note 1, in consideration of 3,874,000 shares of the Company's common stock, including 149,000 shares for a finder's fee. Additionally, one year following the date of acquisition, Cardservice International, Inc. (former parent company of Nationwide Money Services, Inc.) is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by Cardservice International, Inc. does not maintain a total value of $3,725,000 (See Note 15, Potential future issuance of common shares). This acquisition was recorded using the purchase method of accounting under APB No. 16. The Company will account for its 100% ownership interest in Nationwide using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

     The purchase price amount in excess of fair value of net assets was allocated to merchant account contracts totaling $1,020,000, which is being amortized on a straight-line basis over the estimated useful lives of three years, and goodwill totaling $1,311,195.

     ATMI, Inc. and SAMS, Inc. - In July 2001, the Company entered into an agreement with ATMI, Inc. and SAMS, Inc., as previously discussed in Note 1, and issued 258,357 and 541,633 shares, respectively, of the Company's common stock. Additionally, during July 2002 ATMI, Inc. and SAMS, Inc. is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by ATMI, Inc. and SAMS, Inc. does not maintain a total value of $258,357 and $541,633, respectively (See Note 15, Potential future issuance of common shares). The Company issued an additional 200,000 common shares, totaling $200,000, during July 2001 in exchange for a covenant not to compete.

     During September 2001, the Company reviewed the performance of the merchant account contracts acquired from ATMI, Inc. and SAMS, Inc. The review indicated the operations were unprofitable and were expected to continue for the next few years. As a result, the Company elected to impair the remaining intangible assets associated with the acquisition of the merchant accounts from ATMI, Inc. and SAMS, Inc. and recognized an impairment of acquired intangible assets of $933,324 with the remaining balance of the acquired goodwill and intangible assets totaling $66,666 recorded as amortization expense during the year ended December 31, 2002.

     RBSI - In June 2001, the Company entered into an agreement with RBSI to acquire $34,445 of equipment in exchange for 34,445 shares of the Company's common stock.

     Cashlink International, Inc. - In October 2001, the Company consummated an agreement with Cashlink International, Inc. to purchase 31 merchant account contracts in consideration of 80,000 shares of the Company's common stock and $20,000, for a total value of $58,400. As of December 31, 2002, the 80,000 shares were not issued and have been recorded as stock payable. Additionally, during February 2003 Cashlink International, Inc. is entitled to receive additional shares of the Company's common stock such that the total value of the shares held by Cashlink International, Inc. does not maintain a total value of $80,000 (See Note 15, Potential future issuance of common shares).

3.   Fixed assets

     Fixed assets consist of the following as of December 31, 2002:

         Automated teller machines                                                      $      3,178,070
         Furniture and fixtures                                                                    2,479
         Computers, equipment and software                                                       262,348
         Automobiles                                                                              16,863
         Leasehold equipment                                                                       8,607
                                                                                        ----------------
                                                                                               3,468,367
         Less: accumulated depreciation                                                        1,784,655
                                                                                        ----------------

         Fixed assets, net                                                              $      1,683,712
                                                                                        ================

4. INTANGIBLE assets

     Intangible assets consist of the following as of December 31, 2002:

         Goodwill                                                                       $        1,311,195
         Merchant contracts                                                                      1,078,400
                                                                                        ------------------
                                                                                                 2,389,195
         Less: accumulated amortization                                                            342,245
                                                                                        ------------------

         Intangible assets, net                                                         $        2,047,350
                                                                                        ==================

5. AUTOMATED TELLER MACHINE VAULT CASH PAYABLE

     Automated teller machine vault cash payable consists of funds collected through providing network and switching services for ATMs. Additionally, these funds have been reported as automated teller machine vault cash payable on the balance sheet with offsetting automated teller machine vault cash at December 31, 2002. As of December 31, 2002, automated teller machine vault cash payable of $263,703 consists of cash collected through network and switching services, payable to various third-parties. The cash is secured with a proportionate share of the automated teller machine vault cash, bearing no interest and due on demand.

     During 2002, the Company paid a $1,900,000 of a $2,000,000 promissory loan, recorded as vault cash payable, provided by Cardservice International, Inc. (former parent company of Nationwide Money Services, Inc. now stockholder of Global Axcess Corp.). The balance of the loan was converted to a promissory note of $100,000 at 8% interest. This note is included with notes payable - related parties (See Note 6).

6. NOTES PAYABLE - RELATED PARTIES

     As of December 31, 2002, notes payable - related parties consist of the following:

         Promissory note from a stockholder, unsecured, payable in monthly principal and interest installments of $13,580, bearing
         an annual interest rate of 8%, and due June 2006                               $          487,962

         Promissory notes provided by Cardservice International, Inc.
         (former parent company of Nationwide Money Services, Inc.
         now shareholder of Global Axcess Corp.), secured with
         the Company's assets, interest only payments with interest at 8%,
         principal due June and November 2002                                                      209,129
                                                                                        ------------------

                                                                                                   697,091
         Less: amounts due within one year                                                         317,447
                                                                                        ------------------

         Long-term portion of note payable                                              $          379,644
                                                                                        ==================

     As of December 31, 2002, principal payments on the notes payable are as follows:

         2003                                                                           $          317,447
         2004                                                                                      139,212
         2005                                                                                      150,019
         2006                                                                                       90,413
                                                                                        ------------------

                                                                                        $          697,091
                                                                                        ==================


7. NOTES PAYABLE

     As of December 31, 2002, notes payable consist of the following:
         Promissory notes from an individual, unsecured, payable in monthly installments of principal and interest installments of $1,982, bearing an annual interest rate of 15%, and due
         February 2005                                                                  $           40,872

         Promissory notes from an individual, unsecured, payable in monthly installments of principal and interest installments of $1,982, bearing an annual interest rate of 15%, and due
         February 2005                                                                              34,083

         Promissory notes from various individuals, unsecured, payable in monthly installments of interest only, bearing
         an annual interest rate of 15%, and due on demand                                           5,000

         Promissory note from an institution, secured by a vehicle of the
         Company, payable in monthly principal and interest installments of
         $331, bearing an interest rate of 4.85%, and maturing September 2003                        8,670
                                                                                        ------------------

                                                                                                    88,625
         Less: amounts due within one year                                                          46,234
                                                                                        ------------------

         Long-term portion of notes payable                                             $           42,391
                                                                                        ==================

     As of December 31, 2002, principal payments on the notes payable are as follows:

         2003                                                                           $           46,234
         2004                                                                                       39,278
         2005                                                                                        3,113
                                                                                        ------------------

                                                                                        $           88,625
                                                                                        ==================


8. CAPITAL LEASE OBLIGATIONS

     The Company is obligated under various capital leases for automated teller machines. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $297,358 require minimum monthly lease payments ranging from $198 to $22,959 with interest rates ranging between 9.58% and 17.00%. The future minimum lease payments required under capital lease obligations as of December 31, 2002, are as follows:

                  2003                                                                  $          280,154
                  2004                                                                              34,651
                                                                                        ------------------
                                                                                                   314,805
                  Less: amount representing interest                                                17,447
                                                                                        ------------------
                  Present value of minimum lease payments                                          297,358
                  Less: current portion of capital lease obligations                               146,420
                                                                                        ------------------

                                                                                        $          150,938
                                                                                        ==================

     Equipment leased under capital leases as of December 31, 2002, totals $451,669, which is net of accumulated depreciation of $605,813.

9. CONSULTING AND EMPLOYMENT AGREEMENTS

     During January 2002, The Company entered into consulting agreements with several directors, to include an agreement with Dick Wray, Chairman as of the date of the agreement, and David Fann, President, which provided each person compensation of $7,500 a month. The agreement with Mr. Wray and Mr. Fann required them to raise $1,000,000 of capital for the Company by May 1, 2002. If Mr. Wray and Mr. Fann were unable to raise such amounts; one half of their monthly compensation of $7,500 was to be deferred until such capital is raised. On April 29, 2002 David Fann's consulting agreement was converted to a two-year employment agreement. Mr. Wray resigned from the board of directors on June 1, 2002. The Company entered into an agreement with Mr. Wray wherein he is paid $4,000 per month for twelve months concluding May 1, 2003, he is restricted to selling no more than 6,250 shares per week for the same twelve month period subject to Rule 144 requirements. Accordingly, Mr. Wray has relinquished any claims to prior contracts or agreements.

10. COMMON STOCK

     As of December 31, 2002, the Company had issued 1,000,000 shares of the Company's common stock to an individual which have been placed on an administrative hold by the stock transfer agent. Currently, the Company is attempting to have these shares returned and cancelled, therefore these shares have not been treated as outstanding.

11.  StOCK OPTIONS AND Warrants

     Stock options - During the years ended December 31, 2002 and 2001, the Company granted stock options to employees totaling 5,638,500 and 2,370,000 shares of its common stock with a weighted average strike price of $0.77 and $0.55 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company's stock options activity:

                                                                           Number           Weighted
                                                                             Of              Average
                                                                           Options       Exercise Price
         Balance, January 1, 2001                                            1,840,000  $           1.55
              Options granted and assumed                                    6,638,500              0.21
              Options canceled                                                      --
              Options expired                                                1,000,000              0.30
              Options exercised                                                500,000              0.30
                                                                       ---------------  ----------------

         Balance, December 31, 2001                                          6,978,500              0.55
              Options granted and assumed                                    2,370,000              0.18
              Options canceled                                               4,500,000              0.15
              Options expired                                                  577,000              0.46
              Options exercised                                                  5,000              0.14
                                                                       ---------------  ----------------

         Balance, December 31, 2002                                          4,266,500  $           0.77
                                                                       ===============  ================


Pro forma disclosure - Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                                            2002              2001
                                                                     -----------------  ----------------
         Weighted-average risk free interest rate                                 3.77  $          3.78%
         Expected life of option (years)                                          2.00  $           1.65
         Expected stock volatility                                             224.16%  $         187.10
         Expected dividend yield                                                 0.00%  $          0.00%

The following table summarizes information about options outstanding and exercisable at December 31, 2002:

                                                                                    Shares Underlying
                              Shares Underlying Options Outstanding                Options Exercisable
                                            Weighted
                           Shares            Average                            Shares
                         Underlying         Remaining        Weighted         Underlying        Weighted
         Exercise          Options         Contractual        Average           Options          Average
           Price         Outstanding          Life        Exercise Price      Exercisable    Exercise Price
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $0.07   - $0.50      2,426,500           3.44        $    0.18             628,000      $    0.18
       0.51  -  4.00      1,840,000           1.98             1.55            1,840,000          1.55
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $     0.77           4,266,500        2.81 years     $    0.77            2,468,000     $    1.20
     ===============  ================  ===============   ===============  ===============   ===============


                       Exercise Price
                      Equals, Exceeds or
        Number of     is Less Than Mkt.     Weighted           Weighted
     Remaining Options Price of Stock       Average            Range of       Average
          Granted       on Grant Date    Exercise Price     Exercise Price   Fair Value
     ---------------  ----------------  ----------------  ---------------- ---------------
                  --       Equals       $            --   $            --  $            --
           2,370,000       Exceeds                 0.18              0.18             0.16
                  --      Less Than                  --                --               --
     ---------------                    ---------------   ---------------  ---------------
           2,370,000                    $          0.18   $          0.18  $          0.16
     ===============                    ===============   ===============  ===============


     Stock warrants - During the year ended December 31, 2001 and prior, the Company granted warrants for 1,783,316 shares of its common stock with a weighted average strike price of $7.49 per share. The stock warrants were exercisable upon grant and have a life ranging from 1 year or until 30 days after market price exceeds exercise price. The following table summarizes the Company's stock warrants activity:

                                                                               Number           Weighted
                                                                                 Of              Average
                                                                              Warrants       Exercise Price
         Balance, January 1, 2001                                            1,333,316  $           9.17
              Warrants granted and assumed                                     450,000              2.50
              Warrants canceled                                                     --                --
              Warrants expired                                                      --                --
              Warrants exercised                                                    --                --
                                                                       ---------------  ----------------

         Balance, December 31, 2001                                          1,783,316  $           7.49
                                                                       ===============  ================
              Warrants granted and assumed
              Warrants canceled                                                     --                --
              Warrants expired                                                 450,000              2.50
              Warrants exercised                                                    --                --
                                                                       ---------------  ----------------

         Balance, December 31, 2002                                          1,333,316  $           9.17
                                                                       ===============  ================

     Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock warrants were issued for cash not as part of stock based consideration.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2002:

                                                                                    Shares Underlying
                              Shares Underlying Warrants Outstanding              Warrants Exercisable
                                            Weighted
                           Shares            Average                           Shares
                         Underlying         Remaining         Weighted       Underlying        Weighted
                          Warrants         Contractual        Average         Warrants          Average
      Exercise Price    Outstanding           Life         Exercise Price    Exercisable      Exercise Price

     $     9.17           1,333,316        4.2 months     $    9.17            1,333,316     $    9.17
     ===============  ================  ===============   ===============  ===============   ===============

12. RELATED PARTY TRANSACTIONS

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

     In January 2002, the Company issued 1,076,250 shares of its commons stock to a stockholder and director of the Company for a signing bonus payable of $139,912. This issuance of common stock was recorded as a decrease in due to related parties.

     In January 2002, the Company issued 1,562,666 shares of its commons stock to a stockholder and director of the Company for a signing bonus payable of $203,147. This issuance of common stock was recorded as a decrease in due to related parties.


     In January 2002, the Company issued 1,322,250 shares of its commons stock to a stockholder, officer, and director of the Company for a signing bonus payable of $171,892. This issuance of common stock was recorded as a decrease in due to related parties.


     As of December 31, 2002, due to related parties consist of the following:

         Loan provided by an officer and stockholder of the Company, unsecured,
         non-interest bearing and due on demand                                         $          257,447

         Loan provided by a director and stockholder of the Company, unsecured,
         non-interest bearing and due on demand                                                      5,000
                                                                                        ------------------

                                                                                        $          262,447
                                                                                        ==================

13. STOCK BASED COMPENSATION

     As of December 31, 2002 and 2000, the Company incurred expenses resulting from common stock issued totaling $141,899 and $666,565, respectively. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the consolidated statements of operations:

                                                                        December 31,      December 31,
                                                                            2002              2001
                                                                       ---------------  ----------------
         Consulting                                                    $        73,622  $        646,245
         Wages                                                                  68,277             5,320
         Interest expense                                                           --            15,000
                                                                       ---------------  ----------------

              Total stock based compensation                           $       141,899  $        666,565
                                                                       ===============  ================

14.  Other income

     During April 2002, an agreement was reached with a vendor to reimburse the Company $282,500 relating to charges that were deemed excessive and had taken place over the prior four years. This one time payment was received in April 2002, and is reflected in the financial statements as other income.

15.  Commitments and contingencies

     Leased facilities - The Company operates from leased facilities under non-cancelable operating leases. The Agreements call for an annual base rent of approximately $143,781 with a variable escalation rate. Future minimum rental payments required under the operating leases for the office facilities as of December 31, 2002 totals $88,905 for the year 2003.

     Potential future issuance of common shares - Pursuant to various agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by written mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of December 31, 2002 when the stock was valued at approximately $303,300 or $0.06 a share, whereby approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003, approximately 79,195,000 shares would need to be issued.


     Securities complaint - On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 1,000,000 shares of common stock of the Company and the payment of reasonable attorney's fees.

     Software Licensing -- During the fourth quarter 2002, the Business Software Alliance ("BSA") conducted an analysis of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002 BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to pay $19,815 plus BSA attorney fees. The Company's management believes that potential losses resulting from the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.