Form 10QSB
period 2003-03-31
GLOBAL AXCESS CORP
filed 2003-05-15
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarter year ended March 31, 2003
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes /X/     No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. [X]



As of May 12, 2003, the Issuer had 22,873,148 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                 TABLE OF CONTENTS                                    Page No.

PART  I

  Item  1.  Financial Statements                                                           3
  Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results  of  Operations                                                   11
  Item  3.  Controls and Procedures                                                       22

PART  II

  Item 1.   Legal Proceedings                                                             23
  Item 2.   Changes in Securities                                                         23
  Item 3.   Defaults Upon Senior Securities                                               23
  Item 4.   Submission of Matters to a Vote of Security Holders                           23
  Item 5.   Other Information                                                             23
  Item 6.   Exhibits and Reports on Form 8-K                                              23



Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the remaining Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               GLOBAL AXCESS CORP.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                                   PAGE NO.


Financial statements

     Condensed consolidated balance sheet (unaudited)                                  4

     Condensed consolidated statements of operations (unaudited)                       5

     Condensed consolidated statements of cash flows (unaudited)                       6

     Notes to condensed consolidated financial statements (unaudited)                  7



                               GLOBAL AXCESS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                          ASSETS

                                                                                      March 31, 2003

Current assets
  Cash .........................................................................         $    90,637
  Automated teller machine vault cash ..........................................             812,353
  Accounts receivable, net .....................................................             271,091
  Prepaid expense and other current assets .....................................              60,987
                                                                                         ------------
                         Total current assets ..................................           1,235,068

Fixed assets, net ..............................................................           1,518,885

Other assets
  Intangible assets, net .......................................................           2,003,861
  Other assets .................................................................              80,696
                                                                                         ------------

Total assets ...................................................................         $ 4,838,510
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities .....................................         $ 1,055,865
  Automated teller machine vault cash payable ..................................             812,353
  Due to related parties .......................................................             245,947
  Notes payable-related parties - current portion ..............................             351,288
  Notes payable - current portion ..............................................              37,820
  Capital lease obligations - current portion ..................................             228,853
                                                                                         ------------
                         Total current liabilities .............................           2,732,126

Long-term liabilities
  Notes payable-related parties - long-term portion ............................             345,803
  Notes payable - long-term portion ............................................              49,805
  Capital lease obligations - long-term portion ................................                --
                                                                                         ------------

Total liabilities ..............................................................           3,127,734

Commitments and contingencies ..................................................

Stockholders' equity
  Preferred stock $0.001 par value; 25,000,000 shares
     authorized, no shares issued and outstanding ..............................
  Common stock; $0.001 par value; 75,000,000 shares
     authorized, 24,528,148 shares issued and 22,873,148
     shares outstanding ........................................................              22,873
  Additional paid-in capital ...................................................           8,305,877
  Prepaid consulting services paid in common stock .............................             (17,500)
  Accumulated deficit ..........................................................          (6,600,474)
                                                                                         ------------
                         Total stockholders' equity ............................           1,710,776
                                                                                         ------------

Total liabilities and stockholders' equity .....................................         $ 4,838,510
                                                                                         ============

          See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended March 31,
                                    ---------------------------------------
                                           2003                2002
                                    ---------------------------------------


Revenues .........................   $  2,447,877    $  2,749,749

Cost of revenues
                                        1,634,212       1,935,248
                                        ----------      ----------

    Gross profit .................        813,665         814,501

Operating expenses

    Depreciation and amortization         209,569         427,287
    General and administrative            694,266         405,197
                                        ----------      ----------

      Total operating expenses            903,835         832,484
                                        ----------      ----------

Loss from operations
                                          (90,170)        (17,983)

Other income (expense)
    Interest expense                       25,693          51,066
                                        ----------      ----------

      Total other income (expense)        (25,693)        (51,066)
                                        ----------      ----------

Loss before provision for income
taxes ............................       (115,863)        (69,049)

Provision for income tax benefit           39,000          28,000
                                        ----------      ----------

Net loss ........................    $    (76,863)   $    (41,049)
                                     =============   =============

Basic and diluted loss per common
share ............................   $      (0.00)   $      (0.00)
                                     =============   =============

Basic and diluted weighted average
    common shares outstanding          22,873,148      21,624,131
                                     =============   =============

See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three months ended March 31,
                                                           ----------------------------------------
                                                                  2003                2002
                                                           ----------------------------------------

Cash flows from operating activities:
   Net loss                                                $     (76,863)        $    (41,049)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                               209,569              427,287
   Changes in operating assets and liabilities:
     Change in automated teller machine vault cash              (548,650)             (44,708)
     Change in accounts receivable, net                           (6,997)             (55,794)
     Change in prepaid expense and other current assets           26,843                   --
     Change in other assets                                      (38,500)              (5,325)
     Change in accounts payable and accrued liabilities          (52,725)            (150,784)
     Change in automated teller machine vault cash payable       548,650                   --
     Change in due to related parties                            (16,500)                  --
                                                           --------------------- -------------------
        Net cash provided by operating activities                 44,827              129,627

Cash flows from investing activities:
   Purchase of fixed assets                                       (1,253)                  --
   Proceeds from sale of fixed assets                                 --               50,150
                                                           --------------------- -------------------
        Net cash provided (used) by investing activities          (1,253)              50,150

Cash flows from financing activities:
    Proceeds from borrowing on notes payable                          --               16,108
    Principal payments on notes payable                           (1,000)             (10,000)
   Principal payments on capital lease obligations               (68,505)            (167,578)
                                                           --------------------- -------------------
        Net cash used by financing activities                    (69,505)            (161,470)
                                                           --------------------- -------------------

Net increase (decrease) in cash                                  (25,931)              18,307

Cash, beginning of period                                        116,568              255,022
                                                           --------------------- -------------------

Cash, end of period                                         $     90,637         $    273,329
                                                           ===================== ===================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                               $        --          $         --
                                                           ===================== ===================
   Cash paid for interest                                   $      6,971         $      8,975
                                                           ===================== ===================

Schedule of non-cash financing activities:
   Issuance of 3,961,166 shares of common stock in
   satisfaction of
     due to related parties                                $           -         $    514,951
                                                           ===================== ===================
   Issuance of 80,000 shares of common stock in
   satisfaction of stock payable                           $           -         $     38,400
                                                           ===================== ===================
   Issuance of 37,299 shares of common stock in
   satisfaction of account payable                         $          --         $      4,364
                                                           ===================== ===================

           See Accompanying Notes to Consolidated Financial Statements

                               GLOBAL AXCESS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2002 of Global Axcess Corp. ("the Company").

     The interim financial statements present the condensed balance sheet, statements of operations, and cash flows of Global Axcess Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation.

3. STOCK-BASED EMPLOYEE COMPENSATION

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

                               GLOBAL AXCESS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

3. STOCK-BASED EMPLOYEE COMPENSATION (continued)

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                       Three months ended March 31,
                                                                           2003            2002
                                                                       -------------  -------------
                  Net loss, as reported                                $     (76,863) $     (41,049)
                  Deduct: Stock-based employee compensation
                   expense included in reported loss,
                   net of related tax effects                                     --             --
                  Add: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                                (70,689)      (126,154)
                                                                       -------------  -------------
                  Pro forma net loss                                   $    (147,552) $    (167,203)
                                                                       =============  ==============

                  Net loss per common share
                   Basic and diluted loss, as reported                 $       (0.00) $       (0.00)
                                                                       ============== ==============
                   Basic and diluted loss, pro forma                   $       (0.01) $       (0.01)
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


4. EMPLOYEE AGREEMENT

     During February 2003, The Company entered into an employee agreement with David J. Surette whereby Mr. Surette is employed as the Chief Financial Officer with a base salary of $120,000 annually. The agreement may be terminated by either party. Mr. Surette also received a signing bonus of stock options to purchase 200,000 shares of common stock with an exercise price of $0.07 per share. The Company recorded no compensation under APB Opinion No. 25.

5. COMMITMENTS AND CONTINGENCIES

     Leased facilities - During March 2003, The Company renewed the operating lease for their facilities under a non-cancelable operating lease. The agreement calls for an annual base rent of approximately $180,326 with an annual escalation rate of 3%.

     Future minimum rental payments required under the operating lease for the office facilities as of March 31, 2003, are as follows:

         April 1, 2003 through December 31, 2003                                        $        135,245
         2002                                                                                    184,383
         2003                                                                                    189,915
         2004                                                                                     47,827
                                                                                        ----------------

                                                                                        $        557,370

                               GLOBAL AXCESS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

5. COMMITMENTS AND CONTINGENCIES (continued)

     Potential future issuance of common shares - Pursuant to various agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by written mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of December 31, 2002 when the stock was valued at approximately $404,400 or $0.08 a share, whereby approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003, approximately 58,133,000 shares would need to be issued.

6. SUBSEQUENT EVENTS

     Legal proceedings - During April 2003 the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Dugal, claiming Nationwide Money Services, Inc.(through the Tallent acquisition) owed Mr. Dugal $50,000 for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought about by Mr. Dugal, therefore the Company's management believes the claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     Forgiveness of debt on notes payable - related party - During April
     2003 the Company negotiated with a stockholder to reduce the note payable - related party owed from $487,962 to $243,981. Pursuant to the note payable agreement, a payment of $30,000 was made in April 2003 with the remaining balance due in monthly principal and interest installments of $3,000 through April 2013. The note is unsecured and bears an interest rate of 10.8%.

     Forgiveness of debt on notes payable - related party - During April
     2003, the Company negotiated with an individual to reduce the note payable from $34,083 to $17,042. This balance was paid in April 2003.

     Negotiation for forbearance - As of April 2003, the Company has been in negotiations with Cardservice International, Inc. to change the terms of current notes payable. During the period of renegotiation, payments on the Notes Payable have been in forbearance.

                               GLOBAL AXCESS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

Item 2. Management's Discussion and Analysis or Plan of Operation


The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the remaining Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Summary

Global Axcess Corp. (the "Company"), through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the Eastern United States. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues. Our total revenues decreased to $2,447,877 for the three month period ended March 31, 2003 (1st quarter ended 2003) from $2,749,749 for the three month period ended March 31, 2002 (1st quarter ended 2002). This decrease is mainly due to reductions in unprofitable site locations. There were 3,614 in the 1st quarter of 2002 as compared to $3,332 for the same period in 2003.

Cost of Revenues. Our total cost of revenues decreased from $1,944,483 or 71% of revenue to $1,634,212 or 66% of revenue in the three month periods ended March 31, 2002 and 2003, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, and ATM site rentals. The decrease in cost of revenues is mainly attributable to the fact that higher cost sites were reduced and better contracts for maintenance, cash replenishment and telecommunications were achieved.

Other contributing factors for this decrease are mainly due to the following:

    o cost reduction due to the pay-off of various leases during 2002;
    o cost reduction of salaries and wages attributable to cost of revenues;
    o increase in transaction credits and rebates to retail clients at time of renewal of contracts;
    o the expansion of the number of ATMs under the Branded Cash program

Gross Margin. Gross profit as a percentage of revenues was 33% in 2003 and 30% in 2002. The increase in the 1st quarter 2003 was caused by a number of factors, including the factors listed above in Cost of Revenue.

Operating Expenses. Our total operating expenses increased to $903,835 or 37% of revenue during the 1st quarter, 2003 from $832,484 or 30% of revenue during the 1st quarter, 2002. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase is mainly attributable to an increase in one time professional and legal fees that helped to settle outstanding lawsuits during the 1st quarter 2003 as well as other professional fees that will be reduced in the forthcoming quarters. During the year 2002 the Company changed the estimate of the useful lives of its ATMs from five years to seven years. This decreased the amount of depreciation booked in 2003 by $217,718.

Interest Expense. Interest expense decreased to $25,693 or 1% of revenue in the 1st quarter 2003 from $51,066 or 1.9% of revenue in the 1st quarter 2002. This was mainly due to reduced principle and to a lower cost of debt during the three-month period ended 2003.

Income before Taxes. We had a loss before taxes of $76,863 during the three-month period ended March 31, 2003 compared to a loss of $69,049 during the three-month period March 31, 2002, as a result of the factors discussed above.

Income Taxes. We paid no income taxes in either of the respective three month periods ending March 31, 2003 and 2002. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of March 31, 2003, the Company had current assets of $1,235,068 and current liabilities of $2,732,126, which results in a working capital deficit of $1,497,058, as compared to current assets of $3,431,766 and current liabilities of $5,655,429 resulting in a working capital deficit of $2,223,663 as of March 31, 2002. The ratio of current assets to current liabilities decreased to .45 at March 31, 2003 from .61 at March 31, 2002. Thus, the overall working capital deficit decreased by $726,605. The decrease in the deficit resulted from the pay-off of various leases amounting to approximately $563,252, a reduction of Notes Payable to related parties of $191,500 and Notes Payable in the amount of approximately $176,000. These amounts were paid out of Cash and collected Accounts Receivable for approximately $399,000.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the settlement of various issues with third parties. Net cash provided by operating activities was $44,827 and $129,627 during the 1st quarters 2003 and 2002, respectively. Net cash provided by operating activities in three month period ending March 31, 2003 consisted primarily of a loss of $(115,863) and depreciation and amortization of $209,569, an increase in accounts receivable of $6,997, a decrease in prepaid expenses of $26,843, a decrease in accounts payable and accrued expenses of $52,725 and a decrease in amounts due to related parties of $16,500. The cash provided by operating activities allowed us to pay off or pay-down $68,505 for various lease obligations.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. There can be no guarantee that institutional funding will be available to the Company in the near future. The Company is presently conducting a private placement and is attempting to raise gross proceeds of approximately $500,000 through the sale of shares of common stock together with common stock purchase warrants to a limited number of accredited investors. The Company has recently commenced this offering and can provide no assurance that it will be able to raise funding pursuant to such offering.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $2,500,000 in additional working capital to meet its needs for the next 12 months for such items as new ATM leases, software development and acquisitions.

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

   o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of 3/31/2003, Nationwide Money had 37 ATMs funded by Palm Desert with a vault cash outstanding balance of about $682,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

   o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of March 31, 2003, approximately $2,900,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

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

As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $2,223,663 on March 31, 2002 and this has been reduced to a negative working capital of $1,497,058 at March 31, 2003. This increase in working capital is partially due the occurrence of one-time events in 2002 that resulted in cash and cancellation of debt that totaled $567,000. The cash portion was used to payoff short-term debt in the form of lease obligations on ATM equipment. In 2002 we also issued $141,899 in stock in lieu of cash for various current expenses and received several loans totaling $229,675 from Cardservice International, Inc. the proceeds of which were used to payoff various short term lease obligations on ATM obligations. In addition, we have incurred additional demands on our available capital in connection with the settlement of various disputes with former officers and employees and the start-up expenses associated with our expansion of the Food Lion and Kash and Karry account of additional ATMs.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures for fiscal 2003 will total approximately $1,800,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2003 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 8 to the Consolidated Financial Statements in the Annual Report on the 10KSB.

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites. As of March 31, 2003, the Company had placed in service approximately 712 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 48% of the total sites and 61.2% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

Debit Cards

The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment, and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs, and may adversely affect our revenues from surcharge fees. A continued increase in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

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

Potential future issuances of common shares. Pursuant to various agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00 the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by written mutual consent until at least July 1, 2003, this represents up to a twelve-month extension in some cases. As of March 31, 2003 when the stock was valued at approximately $404,400 or $0.08 a share, whereby approximately 5,055,000 shares were held by these parties, if the stock maintained that value on July 1, 2003, approximately 58,132,500 shares would need to be issued.

Mergers and Acquisitions:
Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks and independent sales organizations may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

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

Item 3.     Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II - OTHER INFORMATION

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

During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by the Company's subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to settle this matter through a cash payment including attorneys' fees. The Company's management believes that potential losses resulting from the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

In April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Dugal, claiming Nationwide Money Services, Inc., the Company's wholly-owned subsidiary, owed Mr. Dugal $50,000. In connection with the acquisition of Nationwide Money Services, Inc., the Company entered into an agreement with Mr. Jimmy Tallent indemnifying the Company, which such indemnification included any claims brought by Mr. Dugal. Therefore, management believes the claim should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 2. Changes in Securities

During the three month period ended stock option rights were granted to employees for 200,000 shares of common stock at an exercise price of $.07 per share. 655,000 shares of common stock were cancelled in regards to the Tallent agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit     Description

99.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                      Michael Dodak
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of May, 2003.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak              CEO, Chairman

/s/David Fann
David Fann                 President, Director

/s/Steve Mortensen
Steve Mortensen            Secretary, Director

/S/ Don Headlund
Don Headlund               Director

/S/ David Surette
David Surette              Chief Financial Officer

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

May 12,  2003

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

May 12,  2003

/s/ David J. Surette
    David J. Surette
    Chief Financial Officer