Form 10QSB
period 2003-08-05
GLOBAL AXCESS CORP
filed 2003-08-05
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK  ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the six months ended June 30, 2003

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 6 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. [X]

As of August 1, 2003, the Issuer had 37,468,148 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                         TABLE OF CONTENTS                              Page No.

PART  I     FINANCIAL INFORMATION

 Item 1.    Financial Statements                                            4
 Item 2.    Management's Discussion and Analysis or Plan of Operation      15
 Item 3.    Controls and Procedures                                        26


PART  II    OTHER INFORMATION

 Item 1     Legal Proceedings                                              28
 Item 2     Changes in Securities and Use of Proceeds.                     29
 Item 3     Defaults Upon Senior Securities.                               29
 Item 4     Submission of Matters to a Vote of Security Holders.           29
 Item 5     Other Information.                                             29
 Item 6     Exhibits and Reports on Form 8-K.                              29

SIGNATURES                                                                 30

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the remaining Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                                   PAGE NO.


Financial statements

     Condensed consolidated balance sheet (Unaudited)                                  5

     Condensed consolidated statements of operations(Unaudited)                        7

     Condensed consolidated statements of cash flows(Unaudited)                        8

     Notes to condensed consolidated financial statements                             10

                     GLOBAL AXCESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

                                                                      30-Jun-03

Current assets
Cash ............................................................     $  208,099
Automated teller machine vault cash .............................        417,109
Accounts receivable, net ........................................        369,196
Prepaid expense and other current assets ........................         71,981
              Total current assets ..............................      1,066,385

Fixed assets, net ...............................................      1,461,633

Other assets
Intangible assets, net ..........................................      1,999,372


Total assets ....................................................     $4,527,390

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities ........................     $  985,775
Automated teller machine vault cash payable .....................        417,109
Due to related parties ..........................................         83,947
Notes payable-related parties - current portion .................        129,399
Notes Payable ...................................................          6,812
Capital lease obligations - current portion .....................        106,968
              Total current liabilities .........................      1,730,010

Long-term liabilities
Notes payable-related parties - long-term portion ...............        304,426
Note Payable ....................................................         34,060
Capital lease obligations - long-term portion ...................         45,923

Total liabilities ...............................................      2,114,419

Commitments and contingencies ...................................           --

Stockholders' equity
Preferred stock $0.001 par value; 25,000,000 shares
              authorized, no shares issued and outstanding ......           --

Common stock; $0.001 par value; 75,000,000 shares
   authorized, 32,983,148 shares issued and
   outstanding ..................................................         32,983
Additional paid-in capital ......................................      8,801,352
Prepaid consulting services paid in common stock ................        -17,500
Accumulated deficit .............................................     -6,403,864
              Total stockholders' equity ........................      2,412,971

Total liabilities and stockholders' equity ......................     $4,527,390

See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months ended June 30,       Six Months ended June 30,
                                               ------------------------------------------------------------------
                                                   2003           2002             2003             2002
                                               ------------------------------------------------------------------
Revenues                                        $2,634,349      $3,022,644         $5,043,788       $5,772,393

Cost of revenues
                                                 1,698,710       1,944,999          3,287,779        3,742,567
                                               ------------------------------------------------------------------


            Gross profit                           935,638       1,077,645          1,756,009        2,029,826

Operating expenses

            Depreciation and amortization          209,048         206,340            418,618          633,627

            General and administrative             631,371       1,049,101          1,332,072        1,642,512
                                               ------------------------------------------------------------------

                        Total operating
                        expenses                   840,419       1,255,441          1,750,690        2,276,139
                                               ------------------------------------------------------------------

Income/(Loss) from operations
                                                    95,219        (177,796)             5,319         (246,313)

Other income (expense)

            Debt Cancellation                      261,023               -            261,023                -

            Contingent Reserve                    (140,000)              -           (140,000)               -

            Vendor reimbursement                         -         282,500                  -          282,500

            Loss on sale of fixed assets                 -         (24,513)                 -          (32,956)

            Interest expense                       (18,893)        (11,179)           (45,725)         (20,154)
                                               ------------------------------------------------------------------

                        Total other income
                        (expense)                  102,130         246,808             75,298          229,390
                                               ------------------------------------------------------------------

Income/(Loss) before provision for income taxes
                                                   197,350          69,012             80,617          (16,923)

Provision for income (tax) benefit
                                                         -         (21,000)            39,000            7,000
                                               ------------------------------------------------------------------

Net income/(loss)
                                                $  197,350      $   48,012         $  119,617       $   (9,923)
                                               ==================================================================

Basic and diluted income per common share

                                                $     0.01      $     0.00         $     0.00       $    (0.00)
                                               ==================================================================

Basic and diluted weighted average
            Common shares outstanding           32,983,148      23,348,285         28,255,648       22,671,813
                                               ==================================================================

See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended June 30,
                                                                              ----------------------------------------
                                                                                         2003                2002
                                                                              ----------------------------------------
Cash flows from operating activities:
            Net Income/(Loss)                                                  $          119,617      $      (9,923)
            Adjustments to reconcile net income/(loss) to net
             cash provided by operating activities:
                        Debt cancellation                                                -261,023                  -
                        Contingent Reserves                                               140,000                  -
                        Deferred Tax benefit
                        Stock based compensation                                                -             80,971
                        Depreciation and amortization                                     418,618            633,627
                        Loss on sale of fixed assets                                            -             32,956
            Changes in operating assets and liabilities:
                        Change in automated teller machine vault cash                    -153,406          2,374,143
                        Change in accounts receivable, net                               -105,102             51,961
                        Change in prepaid expense and other current assets                 15,860                  -
                        Change in other assets                                              3,413             -8,812
                        Change in accounts payable and accrued liabilities               -262,815           -104,004
                        Change in automated teller machine vault cash payable             153,406         -2,374,143
                        Change in due to related parties                                        -            -22,940
                                                                              ----------------------------------------
                                      Net cash provided by operating                       68,568            653,836
                                      activities

Cash flows from investing activities:
            Purchase of fixed assets                                                     -104,559           -131,506
            Proceeds from sale of fixed assets                                                  -             65,950
                                                                              ----------------------------------------
                                      Net cash (used in) investing activities            -104,559            -65,556

Cash flows from financing activities:
            Proceeds from issuance of common stock, net of fees                           405,485                  -
            Proceeds from borrowing related parties                                             -            100,000
            Principal payments on due to related parties                                  -83,500                  -
            Principal payments on notes payable-related parties                           -19,285            -14,132
            Principal payments on notes payable                                           -30,711            -20,676
            Principal payments on capital lease obligations                              -144,467           -674,607
                                                                              ----------------------------------------
                                      Net cash provided by (used in)                      127,522           -609,415
                                      financing activities
                                                                              ----------------------------------------

Net increase (decrease) in cash                                                            91,531            -21,135


Cash, beginning of period                                                                 116,568            255,022
                                                                              ----------------------------------------

Cash, end of period                                                            $          208,099   $        233,887

Supplemental disclosure of cash flow information:
            Cash paid for income taxes                                                          -                  -
                                                                              ----------------------------------------
            Cash paid for interest                                             $           45,725   $         20,154
                                                                              ========================================

Supplemental schedule of non-cash investing and financing activities:
            Issuance of 3,961,166 shares of common stock in satisfaction of
                        due to related parties                                                  -   $        514,951
                                                                              ========================================
            Issuance of 80,000 shares of common stock in satisfaction of
                        stock payable                                                           -   $         38,400
                                                                              ========================================
            Issuance of 37,299 shares of common stock in satisfaction of
                        account payable                                                         -   $          4,364
                                                                              ========================================
            Issuance of 1,000,000 shares of common stock in exchange for
                        cancellation of due to related party debt              $           50,000                  -
                                                                              ========================================
            Issuance of 1,000,000 warrants in exchange for
                        cancellation of due to related party debt              $           45,000                  -
                                                                              ========================================

            Debt cancellation of notes payable related party                   $          243,981                  -
                                                                              ========================================

            Debt cancellation of notes payable                                 $           17,042                  -
                                                                              ========================================

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



1.       BASIS OF PRESENTATION

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Global Axcess Corp. ("the Company").

The interim condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim condensed consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year balances have been reclassified to conform to the current year presentation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

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

3.   STOCK-BASED EMPLOYEE COMPENSATION (continued)

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                         Six months ended June 30,
                                                                             2003             2002
                  Net Income/(Loss)loss, as reported                   $     119,617     $    (9,923)
                  Deduct: Stock-based employee compensation
                   expense included in reported loss,
                   net of related tax effects                                  --               --
                  Add: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                               (165,908)       (436,624)
                  Pro forma net loss                                   $     (46,291)    $  (446,547)

                  Net loss per common share
                   Basic and diluted loss, as reported                 $        0.01     $     (0.00)
                   Basic and diluted loss, pro forma                   $       (0.00)    $     (0.02)

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for Employee stock options using the fair value method and, if so, when to begin transition to that method.



4.   COMMITMENTS AND CONTINGENCIES

Leased facilities - During March 2003, the Company renewed the operating lease for their facilities under a non-cancelable operating lease. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the six month period ending June 30, 2003 and 2002 was $75,210 and $55,364, respectively.

     Future minimum rental payments required under the operating lease for the office facilities as of June 30, 2003, are as follows:

         July 1, 2003 through December 31, 2003            $         90,165
         2004                                                       184,383
         2005                                                       189,915
         2006                                                        47,827

                                                           $        512,290

Potential future issuance of common shares - Pursuant to various agreements, if shares issued by the Company to these respective parties do not maintain its value equal to or greater than $1.00, the Company would be required to issue additional shares to offset the decline on such shares in order to maintain the overall value of the total shares issued related to such agreements. In May 2002, all agreements with this provision were delayed by written mutual consent until at least July 1, 2003. As of June 28, 2003, all holders of the agreements for future issuances of shares have agreed to accept warrant options, exercisable at $.10 cents and must exercise at $.75 cents, replacing the $1.00 per share reset.

Legal proceedings - On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. As of June 30, 2003 there were no significant changes.

During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company(through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. The Company's management has reserved for any probable contingencies resulting from this lawsuit and believes the claim will not have a material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. The Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Forgiveness of debt on note payable - related party - During April 2003 the Company negotiated with a stockholder to reduce the note payable related party owed, from $487,962 to $243,981. Pursuant to note payable agreement, a payment of $30,000 was made during April 2003 with the remaining balance due in monthly principal and interest installments of $3,000 through April 2013. The note payable is unsecured and bears an interest rate of 10.8%.

Foregiveness of debt on notes payable - During April 2003, the Company negotiated with an individual to reduce the note payable from $34,083 to $17,042. This balance was paid in April 2003.

Negotiation for forbearance with a related party - As of April 2003, the Company has been in negotiations with Cardservice International, Inc. to change the terms of current notes payable. During the period of renegotiation, payments on the notes payable have been in forbearance. As of June 30, 2003, the remaining balance owed to Cardservice International, Inc. is $217,708.92, with $100,000 to be paid at the close of the Private Placement Offering(noted in Changes to Stockholders' Equity), and the balance of which will be repaid over 36 months with an interest rate of 8%.

6.       CHANGES IN STOCKHOLDERS' EQUITY

During the 1st quarter ending March 31, 2003, under a settlement agreement with two individuals 655,000 shares of the Company's stock were transferred back to the Company and subsequently cancelled during the 2nd Quarter.

During the 2nd quarter ending June 30, 2003, the Company engaged in a Private Placement Offering, whereby the Company offered units at a price of $.05 per unit with each unit consisting of one share of common stock and one common stock purchase warrant. The offering closed in July 2003. The amount of shares subscribed to with respect this Private Offering totaled 8,110,000 for consideration in the amount of $405,500 as of June 30, 2003. In addition, the Company also entered into an agreement with a related party whereby the related party agreed to forgive debt owed by the Company in the amount of $50,000 in consideration of 1,000,000 shares of common stock of the Company.


7.       SUBSEQUENT EVENTS

During July 2003, a former employee notified the Company with a demand for severance compensation and other benefits payable under an employment contract between the Company and the former employee. The Company believes that the claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Item 2.     Management's Discussion and Analysis or Plan of Operation


The following discussion (presented in millions, except per share amounts) should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the remaining Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

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

See change in depreciable lives of equipment in section "Operating Expenses".

Goodwill

In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No.
142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Asset Impairment

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Revenues. The company reported total revenue of $2,634,349 for the three month period ended June 30, 2003 vs. $3,022,644 for the three month period ended June 30, 2002. Revenues totaled $5,043,788 for the six month period ended June 30, 2003 vs. $5,772,393 for the six month period ended June 30, 2002. These decreases are mainly due to reductions in unprofitable site locations. There were approximately 200 locations reduced in the six month period ended June 30, 2003 vs. the six month period ended June 30, 2002.

Cost of Revenues. Our total cost of revenues decreased from $1,944,999 to $1,863,418 in the three month periods ended June 30, 2002 and 2003, respectively. Total cost of revenues decreased from $3,742,567 to $3,287,779 for the six month period ended June 30, 2002 and 2003, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, and ATM site rentals. The decrease in cost of revenues is mainly attributable to the reduction in revenue.

Gross Margin. Gross profit as a percentage of revenue was 35.5%($935,638) and 35.7% ($1,077,645) for the three month period ended June 30, 2003 and 2002, respectively. For the six month period ended June 30, 2003 and 2002 they were

34.8%  ($1,756,009)and  35.2%($2,029,826),  respectively.  There  was  a  slight decrease in margins due to higher costs of cash and maintenance.

Operating Expenses. Our total operating expenses decreased to $840,419 or 31.9% of revenue during the 2nd quarter, 2003 from $1,255,441 or 41.5% of revenue during the 2nd quarter, 2002. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The decrease is mainly attributable to a decrease in professional and legal fees that helped to settle outstanding lawsuits during the 2nd quarter 2002. During the year 2002 the Company changed the estimate of the useful lives of its ATMs from five years to seven years. This decreased the amount of depreciation booked in 2003 by approximately $215,000.

Other Income/Expense. During April 2003 the Company negotiated with note holders to cancel debt in the amount of $261,023. The Company increased its reserve for contingent liabilities in the amount of $140,000.

Income from Operations. We had income from operations for the three month period ending June 30, 2003 in the amount of $95,219, as compared to a loss from operations of $(177,796) in the three month period ending June 30, 2002. For the six month period ending June 30, 2003 and 2002, the reported net income and net loss were $5,319 and $(246,313), respectively. The increase in income from operations reported, was mainly due to reductions in operating expenses noted above.

Interest Expense. Interest expense increased to $18,893 or 1% of revenue in the 2nd quarter 2003 from $11,179 in the 2nd quarter 2002. This was mainly due to the related forbearance of the Cardservice International note renegotiated in June 2003.

Income before Taxes. We had a net income before taxes of $197,350 as compared to $69,012 for the three month periods ending June 30, 2003 and 2002, respectively. For the six month periods ending June 30, 2003 and 2002, we reported net income before taxes of $80,617 and a net loss before taxes of $(16,923), respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending June 30, 2003 and 2002. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022. The company has provided for a tax benefit during the six month period of June 30, 2003 and 2002 in the amount of $39,000 and 7,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of June 30, 2003, the Company had current assets of $1,066,385 and current liabilities of $1,730,010, which results in a working capital deficit of $663,625, as compared to current assets of $732,206 and current liabilities of $2,144,841resulting in a working capital deficit of $1,412,635 as of December 31, 2002. The ratio of current assets to current liabilities increased to .62 at June 30, 2003 from .34 at December 31, 2002. Thus, the overall working capital deficit decreased by $749,010. The comparative decrease in the deficit during the three month period ended June 30, 2003 and 2002 resulted mainly from the reduction of Accounts Payable and Accrued Expenses by $360,766, a pay-off of various current leases amounting to approximately $208,198, a reduction of Notes Payable to related parties of $175,089, Notes Payable in the amount of $208,843 and a reduction of amounts Due to Related Parties of $118,113

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the settlement of various issues with third parties. Net cash provided by operating activities during the six month period ending June 30, 2003 and 2002 was $329,591 and $653,836, respectively. Net cash provided by operating activities in the six month period ending June 30, 2003 consisted primarily of a net income of $119,617 and depreciation and amortization of $418,618, an increase in accounts receivable $105,102, a decrease in prepaid expenses and other assets of $19,273, a decrease in accounts payable and accrued expenses of $122,815. The cash provided by operating activities allowed us to pay off or pay-down $144,467 for various lease obligations, $88,625 on notes payable and $83,500 on amounts due to related parties.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. There can be no guarantee that institutional funding will be available to the Company in the near future. The Company has conducted a private placement offering and closed the offering on July 28, 2003 with gross proceeds of approximately $610,500 through the sale of 12,211,000 shares of common stock together with common stock purchase warrants to a limited number of accredited investors. The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $5,000,000 in additional working capital to meet its needs for the next 12 months for such items as new ATM leases, software development and acquisitions.

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

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of 6/30/2003, Nationwide Money had 44 ATMs funded by Palm Desert with a vault cash outstanding balance of about $750,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of June 30, 2003, approximately $3,200,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of 12/31/02, Nationwide Money had 31 branded partners, which funded 350 ATMs in 8 states, with about $8 million in outstanding vault cash.


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

As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $1,769,182on June 30, 2002 and this has been reduced to a negative working capital of $663,625 at June 30, 2003. This increase in working capital is partially due to the occurrence of one-time events in 2003 that resulted from cancellation of debt that totaled $261,023. We also received from the Private Placement Offering as of June 30, 2003 in the amount of $405,485. There was an exchange of $50,000 from an amount due to a related party for stock. The cash portion was used to payoff short-term debt in the form of notes payable and lease obligations on ATM equipment. In 2002 we also issued $141,899 in stock in lieu of cash for various current expenses and received several loans totaling $229,675 from Cardservice International, Inc. the proceeds of which were used to payoff various short term lease obligations on ATM obligations. In addition, we have incurred additional demands on our available capital in connection with the settlement of various disputes with former officers and employees and the start-up expenses associated with our expansion of the Food Lion and Kash and Karry account of additional ATMs.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures for fiscal 2003 will total approximately $500,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2003 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 8 to the Consolidated Financial Statements in the Annual Report on the 10KSB. All ATM leases will be paid off over the next 9 months.

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts will be for a five-year period for both the existing sites and the new sites. As of June 30, 2003, the Company had placed in service approximately 712 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 48% of the total sites and 61.2% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

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

Item 3.     Controls and Procedures.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive

Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. As of June 30, 2003 there were no significant changes.

During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by the Company's subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to settle this matter through a cash payment including attorneys' fees. The Company's management has reserved for any probable contingencies resulting from this claim and believes the claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position and have reserved for the contingent liability during the three month period ending June 30, 2003.

In April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, claiming Nationwide Money Services, Inc., the Company's wholly-owned subsidiary, owed Mr. Duggal $106,712. In connection with the acquisition of Nationwide Money Services, Inc., the Company entered into an agreement with Mr. Jimmy Tallent indemnifying the Company, which such indemnification included any claims brought by Mr. Duggal. The Company's management has reserved for any probable contingencies resulting from this lawsuit and believes the claim will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the company in the filing, the value of which is undetermined. The Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

Item 2.  Changes in Securities and Use of Proceeds

During the three month period ended June 30, 2003, 8,110,000 shares of common stock were issued by the Company. These shares were issued in connection with the Private Placement Offering initiated in May 2003 and closed on July 28, 2003. The proceeds generated from this offering are being used for paydown of debt and working capital. In addition, 1,000,000 shares of common stock were issued to a related party in consideration of the foregiveness of debt owed by the Company in the amount of $50,000.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

Two new directors were appointed to the Board of Directors for the Company in July 2003, Mr. Lock W. Ireland and Mr. Robert Jon Landis.

Mr. Ireland owns 400,000 shares of common stock, 400,000 common stock purchase warrants and 100,000 stock options. Mr. Landis owns 100,000 shares of common stock, 100,000 common stock purchase warrants and 100,000 stock options.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibit     Description

     31.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1    Certification  of the Chief Executive  Officer of Global
     Axcess Corp.  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      Change in Registrant's Certifying Accountant:

     On June 27, Weinberg & Company,  P.A. of Boca Raton, FL were engaged as the
Company's   independent  public  accountants  to  replace  the  Company's  prior auditors, L.L. Bradford, LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By:/s/ MICHAEL DODAK
                                 ----------------------------------------------
                                 Michael Dodak
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 4th day of August, 2003.

Signature                     Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak                 CEO, Chairman

/s/David Fann
David Fann                    President, Director

/s/Steve Mortensen
Steve Mortensen               Secretary, Director

/S/ Don Headlund
Don Headlund                  Director

/S/ Lock Ireland
Lock Ireland                  Director

/S/ Robert Landis
Robert Landis                 Director

/S/ David Surette
David Surette                 Chief Financial Officer