Form 10QSB
period 2003-09-30
GLOBAL AXCESS CORP
filed 2003-11-04
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK  ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  nine months  ended  September  30,  2003
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 6 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes /X/     No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. [X]



As of September 30, 2003, the Issuer had 37,538,148 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                           TABLE OF CONTENTS                                          Page No.

PART  I                FINANCIAL INFORMATION

  Item  1.  Financial Statements                                                          3
  Item  2.  Management's Discussion and Analysis or Plan of Operation                     14
  Item  3.  Controls and Procedures                                                       26

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                                             27
  Item  2.  Changes in Securities and Use of Proceeds.                                    27
  Item  3.  Defaults Upon Senior Securities.                                              27

  Item  4.  Submission of Matters to a Vote of Security Holders.                          27

  Item  5.  Other Information.                                                            27


  Item  6.  Exhibits and Reports on Form 8-K.                                             27

SIGNATURES                                                                                28


EXHIBITS


Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Global Axcess Corp (the Company) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                                TABLE OF CONTENTS

                                                                                   PAGE NO.

Financial statements

     Condensed consolidated balance sheet (Unaudited)                                  4

     Condensed consolidated statements of operations (Unaudited)                       5

     Condensed consolidated statements of cash flows (Unaudited)                       6

     Notes to condensed consolidated financial statements                              7


                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                              $196,787
  Automated teller machine vault cash                                274,602
  Accounts receivable, net                                           364,933
  Prepaid expense and other current assets                           161,016
                                                                  -----------
                       Total current assets                          997,338
Fixed assets, net                                                  1,437,715

Other assets
  Intangible assets, net                                           1,934,570
                                                                  -----------
Total assets                                                      $4,369,623
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities                          $776,657
  Automated teller machine vault cash payable                        274,602
  Due to related parties                                              26,652
  Notes payable-related parties - current portion                     21,176
  Notes Payable-current portion                                       13,624
  Capital lease obligations - current portion                         62,204
                                                                  -----------
                       Total current liabilities                   1,174,915

Long-term liabilities
  Notes payable-related parties - long-term portion                  311,217
  Note Payable - long-term portion                                    27,248
  Capital lease obligations - long-term portion                      119,002
                                                                  -----------
Total liabilities                                                  1,632,382
                                                                  -----------
Commitments and contingencies

Stockholders' equity
  Preferred stock $0.001 par value; 25,000,000 shares
                       authorized, no shares issued and
                       outstanding                                         -
  Common stock; $0.001 par value; 75,000,000 shares
     authorized, 37,548,148 shares issued and
     outstanding                                                      37,537
  Additional paid-in capital                                       8,975,462
  Common stock receivable                                            -17,500
  Accumulated deficit                                             -6,258,258
                                                                  -----------
                       Total stockholders' equity                  2,737,241
                                                                  -----------
Total liabilities and stockholders' equity                        $4,369,623
                                                                  ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months ended September   Nine Months ended September 30,
                                                        30,
                                           ------------------------------- ---------------------------------
                                                2003            2002            2003             2002
                                           --------------- --------------- ---------------- ----------------
Revenues                                   $    2,558,572  $    2,523,956  $     7,910,234  $     8,296,349
Cost of revenues                                1,545,269       1,434,340        4,879,898        5,669,210
                                           --------------- --------------- ---------------- ----------------
           Gross profit                         1,013,303       1,089,616        3,030,336        2,627,139
                                           --------------- --------------- ---------------- ----------------
Operating expenses

           Depreciation and amortization          198,165         295,386          593,734          866,880
           General and administrative             701,159         766,644        2,314,337        1,978,986
                                           --------------- --------------- ---------------- ----------------
                       Total operating
                       expenses                   899,324       1,062,030        2,908,071        2,845,866
                                           --------------- --------------- ---------------- ----------------

Income/(Loss) from operations                     113,979          27,586          122,265         (218,727)
                                           --------------- --------------- ---------------- ----------------
Other income (expense)

           Debt cancellation                            -               -          261,023                -
           Contingent reserve                      50,000               -          (90,000)               -
           Vendor reimbursement                         -               -                -          282,500
           Loss on sale of fixed assets                 -               -                -          (32,956)
           Other income                                 -          27,375                -           27,375

           Interest expense                       (17,388)        (34,358)         (66,935)         (54,512)
                                           --------------- --------------- ---------------- ----------------
             Total other income (expense)          32,612          (6,983)         104,088          222,407
                                           --------------- --------------- ---------------- ----------------


Income before provision for income taxes          146,591          20,603          226,353            3,680

Provision for income (tax) benefit                      -          (8,000)          39,000           (1,000)
                                           --------------- --------------- ---------------- ----------------
Net income                                 $      146,591  $       12,603  $       265,353  $         2,680
                                           =============== =============== ================ ================

Basic and diluted income per common share  $         0.00  $         0.00  $          0.01  $          0.00
                                           =============== =============== ================ ================

Basic and diluted weighted average
           common shares outstanding           36,392,489      23,617,481       30,995,280       21,621,886
                                           =============== =============== ================ ================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended September 30,
                                                                                  --------------------------------------
                                                                                       2003                 2002
                                                                                  ----------------    ------------------

Cash flows from operating activities:
              Net Income                                                          $       265,353      $          2,680
              Adjustments to reconcile net income to net
               cash provided by operating activities:
                          Debt cancellation                                              -261,023                     -
                          Deferred Tax benefit                                            -39,000
                          Stock based compensation                                              -                95,971
                          Depreciation and amortization                                   593,734               866,880
                          Loss on sale of fixed assets                                          -                32,956
              Changes in operating assets and liabilities:
                          Change in automated teller machine vault cash                   -10,899             1,867,309
                          Change in accounts receivable, net                             -100,839                81,268
                          Change in prepaid expense and other current assets              -34,175                     -
                          Change in other assets                                           42,185               -32,579
                          Change in accounts payable and accrued liabilities             -331,933              -260,957
                          Change in automated teller machine vault cash payable            10,899            -1,867,309
                                                                                  ----------------    ------------------
                                        Net cash provided by operating                    134,302               786,218
                                        activities

Cash flows from investing activities:
              Purchase of fixed assets                                                   -234,957              -144,073
              Proceeds from sale of fixed assets                                                -                65,950
                                                                                  ----------------    ------------------
                                        Net cash (used in) investing activities          -234,957               -78,123

Cash flows from financing activities:
              Proceeds from issuance of common stock, net of fees                         589,249                   675
              Proceeds from borrowing related parties                                           -               100,000
              Principal payments on due to related parties                               -140,795               (49,387)
              Principal payments on notes payable-related parties                        -120,717               -44,500
              Principal payments on notes payable                                         -30,711               -39,738
              Principal payments on capital lease obligations                            -116,152              -744,947
                                                                                  ----------------    ------------------
                                        Net cash provided by (used in)                    180,874              -777,897
                                        financing activities
                                                                                  ----------------    ------------------
Net increase (decrease) in cash                                                            80,219               -69,801
Cash, beginning of period                                                                 116,568               255,022
                                                                                  ----------------    ------------------
Cash, end of period                                                                    $  196,787            $  185,221
                                                                                  ================    ==================

Supplemental disclosure of cash flow information:

              Cash paid for income taxes                                                        -                     -
                                                                                  ================    ==================
              Cash paid for interest                                              $        55,935     $          55,839
                                                                                  ================    ==================
Supplemental schedule of non-cash investing and financing activities:
              Issuance of 3,961,166 shares of common stock in satisfaction of
                          due to related parties                                                -     $         514,951
                                                                                  ================    ==================
              Issuance of 80,000 shares of common stock in satisfaction of
                          stock payable                                                         -     $          38,400
                                                                                  ================    ==================
              Issuance of 37,299 shares of common stock in satisfaction of
                          account payable                                                       -     $           4,364
                                                                                  ================    ==================
              Cancellation of 300,000 shares of common stock
                          previously issued                                                     -     $             300
                                                                                  ================    ==================
              Issuance of 80,000 shares of common stock for
                          purchase of software                                                  -     $          14,400
                                                                                  ================    ==================
              Cancellation of 1,020,000 shares of common stock
                          previously issued                                                     -     $           1,020
                                                                                  ================    ==================
              Cancellation of 655,000 shares of common stock
                          previously issued                                       $           655                     -
                                                                                  ================    ==================
              Issuance of 1,000,000 shares of common stock in exchange for
                          cancellation of due to related party debt               $        50,000                     -
                                                                                  ================    ==================
              Issuance of 1,000,000 warrants in exchange for
                          cancellation of due to related party debt               $        45,000                     -
                                                                                  ================    ==================

              Debt cancellation of notes payable related parties                  $       243,981                     -
                                                                                  ================    ==================

              Debt cancellation of notes payable                                  $        17,042                     -
                                                                                  ================    ==================

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

     The interim condensed consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Earnings Per Share
     Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     Reclassifications
     Certain prior year balances have been reclassified to conform to the current year presentation.

     Stock-Based Employee Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                      Nine months ended September 30,
                                                                           2003            2002
                                                                       -------------  -------------
                  Net Income, as reported                              $    265,353    $     2,680
                  Deduct: Stock-based employee compensation
                   expense included in reported loss,
                   net of related tax effects                                    --             --
                  Add: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                             (150,169)       (474,000)
                                                                       -------------  -------------
                  Pro forma net income/(loss)                          $   115,169     $  (471,320)
                                                                       =============  =============

                  Net loss per common share
                   Basic and diluted income/(loss), as reported        $      0.01     $     (0.00)
                                                                       =============   ============
                   Basic and diluted income/(loss), pro forma          $      0.00     $     (0.02)
                                                                       =============  =============

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

     Recent Accounting Pronouncements

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.


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

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     Management does not believe the adoption of these statements will have a material effect on the Company's consolidated financial position or results of operations.


3. COMMITMENTS AND CONTINGENCIES

     Leased facilities - During March 2003, the Company renewed the operating lease for its facilities under a non-cancelable operating lease. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the nine month period ending September 30, 2003 and 2002 was $120,292 and $89,423, respectively.

         Future minimum rental payments required under the operating lease for the office facilities as of September 30, 2003, are as follows:

         October 1, 2003 through December 31, 2003        $         45,083
         2004                                                      184,383
         2005                                                      189,915
         2006                                                       47,827
                                                          ----------------

                                                          $        467,208

     Legal proceedings - On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. As of September 30, 2003 there were no significant changes.

     During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company (through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. The Company's management has reserved for any probable contingencies resulting from this lawsuit. Although management cannot provide complete assurance, it believes the claim will not have a material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position. During the third quarter ended September 30, 2003, the Company received notification from Mr. Duggal's attorney that Mr. Duggal will indemnify the Company for $50,000, and the Company has reversed its prior quarter's reserves in that amount.

     During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. Although it cannot provide assurance, the Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     Forgiveness of debt on note payable - related parties - During April 2003, the Company negotiated with a stockholder to reduce their note payable owed, from $487,962 to $243,981. Pursuant to note payable agreement, a payment of $30,000 was made during April 2003 with the remaining balance due in monthly principal and interest installments of $3,000 through April 2013. The note payable is unsecured and bears an interest rate of 10.8%.

     Foregiveness of debt on notes payable - During April 2003, the Company negotiated with an individual to reduce their note payable from $34,083 to $17,042. This balance was paid in April 2003.

     Negotiation for forbearance with a related party - The Company has entered into an agreement with Cardservice International, Inc. to change the terms of its note payable. During the period of renegotiation, payments on the note payable were in forbearance. As of September 30, 2003, the remaining balance owed to Cardservice International, Inc. is $117,688.65, which will be repaid over 36 months with an interest rate of 8%.

     Employee notification - During July 2003, a former employee notified the Company with a demand for severance compensation and other benefits payable under an employment contract between the Company and the former employee. Although it cannot provide assurance, the Company believes that the claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     Letter of Intent (LOI)signed -- During September 2003, the Company signed a letter of intent to purchase assets of another company, the purchase amount, amount of assets and name of the company will be held confidential until such time a definitive agreement is entered into.

     Extension of Food Lion contract - As of September 2003, the Company has renegotiated its current contract with Food Lion and has extended the contract another 4.5 years until April 2011.


     4.   CHANGES IN STOCKHOLDERS' EQUITY

         During the first quarter ending March 31, 2003, under a settlement agreement with two individuals 655,000 shares of the Company's stock were transferred back to the Company and subsequently cancelled during the second quarter ended June 30, 2003.

         During the second quarter ending June 30, 2003, the Company had issued a Private Placement Offering, whereby the Company offered units at a price of $.05 per unit with each unit consisting of one share of common stock and one common stock purchase warrant. The offering closed in July 2003. The amount of shares subscribed to totaled 12,210,000, as of September 30, 2003, of which $610,500 was received in cash, of which $21,251 and 455,000 shares of stock were issued as payment of fees.

         Also during the second quarter, 1,000,000 shares of stock previously on hold with the transfer agent, pending a legal claim, were released.

         Also during the second quarter, $50,000 of debt due to a related party was exchanged for 1,000,000 shares of the Company's common stock, valued at the fair market value on the date of the exchange.

     5.  SUBSEQUENT EVENTS

         Purchase of Contract -- In October 2003, the Company purchased the Clearinghouse Services Agreement from Docutel Corporation. Under this Agreement the Company will be responsible to collect data from various vendors that are providing product for a prepaid debit card that will be issued to members of the Community Technology Network Program
         (CTNP). Additionally the Company will be responsible to collect the fees charged by the vendors to the cardholders and to disburse the funds once collected to the vendors. The CTNP is a program that is marketing various services as well as the prepaid debit card to people who reside in the Department of Housing and Urban Development sponsored housing. The Company earns a monthly fee on each active card as well as additional fees based on the usage of the card by the resident.



Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Summary

Global Axcess Corp. (the "Company"), through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the eastern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

The Company's mission is to become a leading global ATM network and services provider through network acquisition and internal development of value-added turnkey, consumer and business-to-business transaction solutions and products. The Company is positioning itself to leverage its advanced technology, internal processing, economies of scale and industry knowledge to capture a larger portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically, 15% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States of America, the Company has commenced expansion of its operations throughout the United States of America

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies. We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a commission all monies paid to the owners of the ATMs. Where the Company provided only processing services through it's wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

Processing fees are earned by EFT Integration (EFTI), a wholly owned subsidiary of Nationwide Money Services, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.


Allowance of Uncollectible Accounts Receivable. Merchants and investors have been historically billed for reimbursable expenses of the Company as part of negotiated contracts. The accounts receivable, for these reimbursed expense invoices, have been historically reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

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

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002


Revenues. The Company reported total revenue of $2,558,572 for the three month period ended September 30, 2003 as compared to $2,523,956 for the three month period ended September 30, 2002. Revenues totaled $7,910,234 for the nine month period ended September 30, 2003 as compared to $8,296,349 for the nine month period ended September 30, 2002. This decrease in the nine month revenues are mainly due to reductions in unprofitable site locations. There were approximately 106 net locations de-installed in the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.

Cost of Revenues. Our total cost of revenues increased from $1,434,340 to $1,545,269 in the three month periods ended September 30, 2002 and 2003, respectively. Total cost of revenues decreased from $5,669,210 to $4,879,898 for the nine month period ended September 30, 2002 and 2003, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, and ATM site rentals. The increase for the three month period ended September 30, 2003 was mainly due to higher costs of maintenance, telephone and higher re-install costs. The decrease in the cost of revenues for the nine month period ended September 30, 2003 compared to the prior year in cost of revenues, is attributable to the reduction in revenue and to the reduction of costs of cash and cash replenishment.

Gross Margin. Gross profit as a percentage of revenue was 39.6% or $1,013,303 and 43.2% or $1,089,616 for the three month period ended September 30, 2003 and 2002, respectively. For the nine month period ended September 30, 2003 and 2002 the gross margins were 38.3% or $3,030,336 and 31.7% or $2,627,139, respectively. There was a slight decrease in the quarterly margins due to higher costs of maintenance and re-installs. But for the nine month period ended September 30, 2003 and 2002, there was a decrease in costs, as noted above.

Operating Expenses. Our total operating expenses decreased to $899,324 or 35.1% of revenue during the third quarter, 2003 from $1,062,030 or 42.1% of revenue during the third quarter, 2002. For the nine months ended September 30, 2002 and 2003, the operating expenses increased from $2,845,866 to $2,908,071, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The decrease in the three month period ended September 30, 2003 is mainly attributable to a decrease in depreciation and amortization. During the year 2002 the Company changed the estimate of the useful lives of its ATMs from five years to seven years and in 2003 changed the useful life of its Food Lion contract, adding another 4.5 years. These changes decreased the amount of depreciation and amortization in the quarter ended September 30, 2003 by approximately $97,221. There was a slight increase in operating expenses during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Income from Operations. We had income from operations for the three month period ending September 30, 2003 in the amount of $113,979, as compared to income from operations of $27,586 in the three month period ending September 30, 2002. For the nine month period ending September 30, 2003 and 2002, the reported income and loss from operations was $122,265 and $(218,727), respectively. The increase in income from operations reported was mainly due to reductions in cost of revenues and operating expenses noted above.

Other Income/(Expense). For the three months ended September 30, 2003 there was a change in the contingent reserve reducing the reserve in the amount of $50,000 for potential legal matters, as compared to the three month period ended September 30, 2002. The Company provided for a probable contingent reserve during the second quarter ended June 30, 2003, based on a claim from Mr. Vaneet Duggal(See footnote disclosure under number 3. Commitments and Contingencies). During the third quarter ended September 30, 2003, the Company received notification from Mr. Duggal's attorney that Mr. Duggal will minimally indemnify the Company for $50,000.

Interest Expense. Interest expense decreased for the three month period ending September 30, 2002 from $34,358 to $17,388 for the three month period ending

September 30, 2003. The decrease is mainly due to loans initiated during the third quarter of 2002 that are not part of the loan balance as of September 30, 2003. The interest expense increased to $66,935 or less than 1% of revenue for the nine months ended September 30, 2003 from $54,512 for the nine months ended September 30, 2002.

Income before Taxes. We had a net income before taxes of $146,591 as compared to $20,603 for the three month periods ending September 30, 2003 and 2002, respectively. For the nine month period ending September 30, 2003 and 2002, we reported net income before taxes of $226,353 and $3,680, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2003 and 2002. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022. The company has provided for a tax benefit during the nine month period of September 30, 2003 of $39,000 as needed to provide for tax losses, and a tax expense during the nine month period ending September 30, 2002 of ($1,000).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit. As of September 30, 2003, the Company had current assets of $997,338 and current liabilities of $1,174,915, which results in a working capital deficit of $177,577, as compared to current assets of $732,206 and current liabilities of $2,144,841 resulting in a working capital deficit of $1,412,635 as of December 31, 2002. The ratio of current assets to current liabilities increased to .85 at September 30, 2003 from .34 at December 31, 2002. Thus, the overall working capital deficit decreased by $1,235,058. The decrease in the deficit during the nine month period ended September 30, 2003 resulted mainly from the reduction of Accounts Payable and Accrued Expenses by $331,933, a pay-off of various current leases amounting to $116,152, a reduction of Notes Payable to related parties of $364,698, Notes Payable in the amount of $47,753 and a reduction of amounts Due to Related Parties of $140,795.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, from the settlement of various issues with third parties and from the sale of securities. Net cash provided by operating activities during the nine month period ending September 30, 2003 and 2002 was $134,302 and $786,218, respectively. Net cash provided by operating activities in the nine month period ending September 30, 2003 consisted primarily of a net income of $265,353 and depreciation and amortization of $593,734 and an increase in prepaid expenses of 34,175 and decrease of other assets by $42,185; offset by an increase in accounts receivable of $100,839 and a reduction of accounts payable and accrued expenses of $331,933. The cash provided by operating activities allowed us to pay off or pay-down $116,152 for various lease obligations, $30,711 on notes payable and $140,795 on amounts due to related parties. The sale of our common stock for $610,500 less fees, netted $589,249 in proceeds for issuance of common stock, allowed us to pay down amounts on notes to related parties of $100,000 and amounts due to related parties of $50,000 and purchase fixed assets of $234,957.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. There can be no guarantee that institutional funding will be available to the Company in the near future. The Company has conducted a private placement offering and closed the offering on July 28, 2003 with gross proceeds of approximately $610,500, with fees of $21,251, through the sale of 12,210,000 shares of common stock together with common stock purchase warrants to a limited number of accredited investors.
The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $5,000,000 in additional working capital to meet its needs for the next 12 months for such items as new ATM leases, software development and acquisitions.

The Company will require significant additional financing in the future in order to satisfy its acquisition plan. To fund its continued growth the Company intends to raise additional capital through debt and equity financings, however, the Company cannot guarantee that it will be able to raise funding through these types of financings. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

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

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of September 30, 2003, Nationwide Money had 43 ATMs funded by Palm Desert with a vault cash outstanding balance of about $800,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of September 30, 2003, approximately $2,000,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of September 30, 2003, Nationwide Money had 33 branded partners, which funded 355 ATMs in 8 states, with about $8 million in outstanding vault cash.


     o Ocean National Bank. Nationwide Money entered into an agreement with Ocean National Bank on November 18, 1998 as a result of a lawsuit settlement. The settlement provided Nationwide Money with varying amounts of vault cash over the term of the agreement to manage and fund Nationwide Money owned and operated ATMs that were located east of the Mississippi. The vault cash amount designated for February 1, 2003 to December 31, 2003 is $1,500,000. During the term of this agreement, Nationwide Money staff has managed the daily movement of the vault cash and has provided monthly reconciliation reports to Ocean National Bank. The interest rate is 15% per annum. The contract comes due on December 31, 2003, at which time Nationwide Money is obligated to return the full amount of the vault cash ($1,500,000) back to Ocean National Bank. Nationwide Money will replace these funds with vault cash from other cash providers such as Palm Desert and WSFS, as well as its branded cash partners.


As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $1,608,116 on September 30, 2002 and this has been reduced to a negative working capital of $177,577 at September 30, 2003. This increase in working capital is partially due to the occurrence of one-time events in 2003 that resulted from cancellation of debt that totaled $261,023. As of September 30, 2003 we also received from the Private Placement Offering in the amount of $589,249 net proceeds. There was an exchange of $50,000 from an amount due to a related party for stock. The cash portion was used to payoff short-term debt in the form of notes payable and lease obligations on ATM equipment. In 2002 we also issued $141,899 in stock in lieu of cash for various current expenses and received several loans totaling $229,675 from Cardservice International, Inc. the proceeds of which were used to payoff various short term lease obligations on ATM obligations. In addition, we have incurred additional demands on our available capital in connection with the settlement of various disputes with former officers and employees and the start-up expenses associated with our expansion of the Food Lion and Kash and Karry account of additional ATMs.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.
We anticipate that our capital expenditures for fiscal 2003 will total approximately $500,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2003 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report. Most of the ATM leases will be paid off over the next six months.

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

      o Our ability to maintain our existing relationships with Food Lion and Kash n' Karry;

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included approximately 550 sites that were then operating of and 400 additional sites. The new contracts will be for a five-year period for both the existing sites and the new sites. As of September 30, 2003, the Company had placed in service approximately 700 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 52% of the total sites and 68% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. During September 2003, the Company renegotiated the current contract with Food Lion and extended the contract another 4.5 years until April 2011. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

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

Other Factors

Government Regulation. There have been various efforts by both consumer groups and various legislators to have surcharged transactions declared illegal. In the event that such a ban takes place, the revenue generated from cash withdrawal transactions would be significantly reduced and would cause irreparable harm to the Company. There have also been efforts by various legislators to illegalize interchange. Although this would have a negative immediate impact, the Company believes, although it cannot guarantee that the industry will respond by increasing surcharge to make up the loss in interchange. In the event that the loss of interchange could not be passed through via an increase in surcharge, the elimination of interchange would severally impact the Company.


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





Item 3.     Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

During the three months ended September 30, 2003, there have been no material developments in any pending legal proceedings nor have any legal proceedings commenced.

Item 2.  Changes in Securities and Use of Proceeds

During the three month period ended September 30, 2003, 4,555,000 shares of common stock were issued. These shares were issued in connection with the Private Placement Offering that commenced in May 2003 and closed on July 28, 2003. The Company generated $588,388 in net proceeds that are being used to pay down debt and for working capital purposes. The above private offering is deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to our Securities and Exchange Commission filings.




Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

A new Director has been appointed to the Board of Directors in October 2003, Mr. Georg Hochwimmer.

Mr. Georg Hochwimmer has stock options of 100,000.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit     Description

     31.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      Change in Registrant's Certifying Accountant:
   On July 1, 2003, the Company filed a Form 8-K Current Report disclosing that Weinberg & Company, P.A. of Boca Raton, FL, were engaged as the Company's independent public accountants to replace the Company's prior auditors, L.L. Bradford, LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 3, 2003 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 -----------------------------
                                 Michael Dodak
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 3rd day of November, 2003.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak                      CEO, Chairman

/s/David Fann
David Fann                         President, Director

/s/Steve Mortensen
Steve Mortensen                    Secretary, Director

/S/ Don Headlund
Don Headlund                       Director


Lock Ireland                       Director

/S/ Robert Landis
Robert Landis                      Director

/S/ Georg Hochwimmer
Georg Hochwimmer                   Director

/S/ David Surette
David Surette                      Chief Financial Officer