Form 10KSB
period 2003-12-31
GLOBAL AXCESS CORP
filed 2004-03-25
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
(MARK  ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2003
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's Revenues for the fiscal year 2003 were: $10,201,765.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of March 10, 2004 was $15,502,680.

As of March 10, 2004, the Issuer had 80,348,772 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                 TABLE OF CONTENTS                      Page No.

PART  I

  Item  1.    Description of Business                                          4
  Item  2.    Description of Properties                                       13
  Item  3.    Legal Proceedings                                               13
  Item  4.    Submission of Matters to a Vote of Security Holders             15

PART  II

  Item  5.    Market for Common Equity and Related Stockholder Matters        16
  Item  6.    Management's Discussion and Analysis or Plan of Operation       17
  Item  7.    Financial Statements                                            32
  Item  8.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        32
  Item 8A.    Controls and Procedures                                         32

PART  III

  Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act 34
  Item 10.    Executive Compensation                                          39
  Item 11     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 41
  Item 12.    Certain  Relationships  and  Related  Transactions              42
  Item 13.    Exhibits  and  Reports  on  Form  8-K                           43
  Item 14.    Principal Accountants Fees and Services                         44


SIGNATURES                                                                    45

FINANCIAL  STATEMENTS                                                         46

FINANCIAL  STATEMENT  SCHEDULE

EXHIBITS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2004. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Global Axcess Corp. (formerly known as Netholdings.com, Inc.), through its wholly owned subsidiaries (Global Axcess Corp. and its subsidiaries are hereinafter collectively referred to as the "Company"), provides services through its automated teller machine ("ATM") network and is also a processing company. The Company plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and deployment of enhanced non-banking ATM consumer products worldwide. The Company presently does not have definitive acquisition plans.

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

On December 18, 2002, the Company entered into a settlement agreement with various former officers and owners of Tallent wherein Tallent agreed to return to the Company all the shares the Company issued to purchase Tallent, cancel various notes including the note in the amount of $257,909 payable to the Company and a note for approximately $130,000 due to former owners of Tallent. The former owners of Tallent also agreed to assume certain liabilities. See footnote 2 in "Notes to Consolidated Financial Statements".

Recent Developments

On October 12, 2003, the Company commenced operations of Axcess Technology Corporation, a wholly-owned subsidiary of the Company, to develop software products to be sold for ATM management and transaction processing. In addition, the Company added an office in South Africa to help with the development of the software products.

On October 24, 2003, the Company started Electronic Payment & Transfer, Corp. to continue the development of card based products initiated under the Company's subsidiaries. These products include payroll cards, debit cards and management of these cards for third parties. On October 8, 2003 the Company purchased a contract from Docutel, Corp to manage various aspects of the Community Technology Network Program (CTNP). The CTNP program was developed by Worldwide Communications Group, Inc. to assist housing authorities and their residents with registration, technology and other benefits. The CTNP's main focus is assisting the U.S. Housing and Urban Development Department with communications and registration of the housing residents. The contract was purchased from Docutel, Corp. for 750,000 shares of the Company's common stock and 500,000 stock options exercisable at the then current market price of $0.35 per share.

On February 6, 2004, the Company acquired ATM processing merchant agreements to service 900 automated teller machines from Progressive Ventures, Inc.("Progressive"), a Texas corporation. The Company also acquired Progressive's trademark.

Business Description

As of December 31, 2003, the Company owned, operated or provided management services to 1,087 ATMs in its network. Additionally, the Company, through a wholly owned subsidiary provided processing services only for an additional 351 ATMs owned by independent third parties for a total of 1,438 ATMs in service in the Company's network.

Nationwide Money Services, Inc.

Nationwide Money Services, Inc. is a wholly owned subsidiary of the Company and is engaged in the business of operating a network of ATMs. The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies.

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

     o through third parties EFT Integration has relationships with Cirrus and Pulse, the two principal national card organizations; and

     o other card organizations, all of whose members are banks and ATM network operators and or sponsored by member banks.

We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

EFT Integration

EFT Integration operates a central processing center located in its headquarters in Ponte Vedra Beach, Florida. The processing center is connected to each ATM in its network through dedicated, dial-up communications circuits. The operation of our processing center is critical to the successful operation of the ATM network.

At the processing center, EFT Integration maintains a "switch" which links in a compatible manner ATMs in our network, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch makes possible the electronic exchange of information necessary to conduct transactions at ATMs in our network. The switch consists of a Dell computer system, telecommunications equipment, and Postilion software(purchased from Mosaic Software) and proprietary software developed for the operation of our network. The system has undergone rigorous testing by VISA and has successfully passed a VISA CISP audit and is "officially approved" by VISA for secured transaction processing.

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

To protect against power fluctuations or short-term interruptions, the processing center has uninterruptible power supply systems with battery and generator back-up. The processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, all incoming ATM messages would be re-routed to a third party processor. EFT Integration has an extensive disaster recovery plan which includes immediate handling of ATM transactions by third party processing and use of data facilities in two offsite locations.

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

Recent Developments in Our Business

The Company has increased its Branded Cash program through financial institution partners. As of December 2003, the number of Branded partners was 34. The Company's "Branded Cash" program helps its financial partners by promoting the partner's brand in its region. This is a program where Nationwide Money Services has placed equipment it owns into a merchant location. We allow a financial institution (a bank or credit union) to brand the ATM with their name. There name also is shown on the welcome screen on the ATM. The customers of the financial institution that use the ATM receive a free (called "on-us" in the industry) transaction when they withdraw money. However, the financial institution still pays the interchange on the cash withdrawal. For this privilege the financial institution supplies the cash, the cash replenishment and first line maintenance to that ATM at a cost to Nationwide Money that is lower than if Nationwide Money pays the financial institution for the rental of money and pays independent third parties for the cash replenishment and first line maintenance.

The Company has also continued to upgrade their ATMs with the newest technology, allowing them to be Triple DES compliant and to increase their revenues through the latest deployment technology for onscreen advertising.

The Company is also in discussions with various financial institutions in regards to providing turnkey ATM solutions for their customers. Under this scenario, the financial institution would purchase the ATM from the Company and the Company would provide various services, which would include installation, processing and management of vault cash, maintenance and accounting functions.


On February 24, 2003 the Company's subsidiary, EFT Integration, received notification from MPS Gateway terminating its processing agreement and sponsorship of EFT Integration upon 180 days notification. In April 2003 EFT Integration switched all processing to STAR Systems network. EFT Integration processes 88% of the transactions generated from the Company owned ATMs. In light of this, EFT Integration and Nationwide Money have signed contracts for processing and sponsorship with STAR and Concord EFS National Bank. In February 2004 the Company has switched its settlement bank from Fifth Third Bank to Wachovia Bank.

Our ATM Network

General. ATM locations in our network are concentrated on the East coast. The following lists the 10 states that the Company currently does a majority of its business and the number of ATMs located in those states that are on the Company's network.

   State         # locations
   -----         -----------
     CA                35
     FL               150
     GA               748
     MD                58
     ME                37
     NC               196
     SC                47
     TN                60
     TX               151
     VA               234

The operation of the network involves the performance of many complementary tasks and services, including principally:

          o acquiring ATMs for us or our customers,
          o selecting locations for ATMs and entering into leases for access to those locations,
          o in the case of third party merchants, establishing relationships with them for processing transactions on their ATMs,
          o the sale of our Branded Cash services to local and regional banks (see section above "Branded Cash"),
          o establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATMs in the network,
          o operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs,
          o processing transactions conducted on ATMs,
          o supplying ATMs with cash and monitoring cash levels for re-supply, and
          o managing the collection of fees generated from the operation of the network.

ATM Locations. We believe that the profitable operation of an ATM is largely dependent upon its location. We devote significant effort to the selection of locations that will generate high cardholder utilization. One of the principal factors affecting our further penetration of existing markets is the availability of attractive sites. We attempt to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. Management believes the identification of locations is supported by the desire of retailers of all types to offer their customers access to cash as an alternative to cashing checks, which avoids the financial exposure and added overhead of cashing checks. Key target locations for our ATMs include the following

     o    grocery stores,
     o convenience stores and combination convenience stores and gas stations,
     o    major regional and national retailers,
     o    hotels,
     o    shopping malls,
     o    airports,
     o    colleges,

     o    amusement parks,
     o    sports arenas,
     o    theaters, and
     o    bowling alleys.


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

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 6,565,344 transactions in fiscal 2003 and 6,409,271 transactions on our network in fiscal 2002.

Axcess Technology Corporation

The Company commenced operation of Axcess Technology Corporation, a wholly-owned corporation, initiated to increase the Company's development of propriety software products for the ATM and banking industries. Axcess Technology Corp., has an office at the Company's headquarters in Ponte Vedra Beach, FL and an office near Cape Town, South Africa.

Electronic Payment & Transfer, Corp.

A new start-up subsidiary for the Company, Electronic Payment & Transfer, Corporation (EP&T) has been established to offer prepaid debit card products directly through employers and through financial service sales channels. EP&T's E-Payroll card products offer solutions to employers that: wish to lower payroll costs; need to pay employees without bank accounts or need to pay employees that travel or employees at different locations. EP&T's card products can also be bundled with other products and services tailored to meet the segment of the public that are not, or not fully, served by traditional financial services companies. The debit cards can be used to access cash at ATMs, transfer funds or carryout transactions at POS devices. Subsequent product offerings are expected to include cards tied consumer debt type products, a bill payment network, card management and processing solutions and a wider range of debit card based products. EP&T has the initial card products available and are currently building a sales and marketing network to ramp up revenue.


Community Technology Network Program and the Clearinghouse Services Agreement

Currently, the initial launch of the program has been planned for the first quarter of 2004. The Company has been working to provide the support and services under the rights and obligations of the Clearinghouse Services Agreement. The CTNP program was developed by Worldwide Communications Group, Inc. to assist housing authorities and their residents with registration, technology and other benefits. The CTNP's main focus is assisting the U.S. Housing and Urban Development Department with communications and registration of the housing residents.

Acquisition Strategy

The Company believes there may be opportunities to purchase or merge with other ATM deployers. These acquisition targets include many small-to-medium size ATM deployers located in the U.S. By absorbing the operations of these company(s) into one central operation and eliminating the duplication of overhead, the economies-of-scale realized may increase the profit margins of the Company. Its first acquisition was completed in February, 2004 with an approximately 900 ATM Merchant contracts added. This acquisition is expected to add approximately $1.8 million in revenue and approximately $600,000 of net income annually to the Company.

Business Continuity

Global Axcess' business continuity plan includes the following two main components:

     o a plan to ensure the continuous operation of Global Axcess' core transaction processing systems; and

     o a plan to minimize disruption of the remainder of its business functions.

Transaction Processing Systems.

Global Axcess maintains Universal Power Systems and diesel generators for back-up power during temporary power outages. In the event of a longer-term business interruption, Global Axcess has a Business Continuity Plan that allows all incoming ATM messages to be re-routed to Global Axcess' back up site at SunGard Availability Services. SunGard is an international leader in business continuity services. Global Axcess' back up site is located in Carlstadt, New Jersey.


Other Business Functions.

Global Axcess has a Business Continuity Plan for the remainder of its business functions that can be broken down into 4 elements: Prevention, Event Management, Event Mitigation, and Event Recovery. The plan addresses events such as vendor service interruption, natural disasters, and internal systems problems. In the event of a catastrophic event, Global Axcess' also maintains alternate SunGard sites in Lake Mary, Florida and Atlanta, Georgia for office operations. These alternate sites provide immediate access to the technical and office facilities required for failover. Copies of all software and critical business information are maintained off-site.

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

      o Consolidators in the business such as E-Funds, E-Trade and Cardtronics. Their networks consist of approximately 15,000 ATMs, 15,000 ATMs and 12,000 ATMs respectively during the 1st calendar quarter of 2004

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

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

ATM Network Technology

Most of the ATMs in our network are manufactured by Fujitsu or Triton, but we own several other brands of ATMs such as Greenlink, Tidel, Tranax and others. EFT Integration can process transactions generated by these brands of ATMs as well as most other manufacturers such as IBM/Diebold, NCR, and Seimens/Nixdorf.

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

Vault Cash.

An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. We rent vault cash for 671 of our ATMs from Banks located in the U.S. Through our Branded Cash program our branded cash partners provide cash for 417 ATM. For the remaining 348 ATM's in our network, we do not supply the vault cash. These would include merchant owned ATM's where they supply their own cash, ATM's owned by other third party owners and ATM's that are only processed through EFTI. "See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

Significant Relationships.

We have agreements with Food Lion and Kash and Karry Stores for whom approximately 575 and 95 ATMs, respectively, have been installed at their locations as of December 31, 2003. The agreement for both of these grocery store chains was originally for a five year period and set to automatically renew on November 28, 2007, however the contract was extended in September, 2003 to run through April, 2011 and set to automatically renew, unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash and Karry Stores accounted for approximately 66% and 3.4% of our revenues in fiscal year 2003, respectively. Kash n Karry stores closed 35 stores in early 2004. The impact on our revenues of these closed stores is expected to be a decrease of approximately $235,000.

Trademarks.

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

The nation's largest PIN-based debit network, Star, owned by Memphis, Tenn.-based Concord EFS Inc., is mandating that after June 30, 2003, all new and replacement ATMs be capable of supporting Triple DES transactions, and that processors like EFT Integration be Triple DES ready by July 1, 2004. As of December 31, 2003 EFT Integration has been made ready to process transactions based on Triple DES requirements. MasterCard requires that every new or replaced ATM to be Triple DES compliant by April 1, 2002 (MasterCard), and all ATMs that are installed or to be installed must be Triple DES compliant by March 31, 2005. VISA has given the networks until December 31, 2005 to be Triple DES compliant. The industry is trying to move for all networks and Mastercard to allow the industry to be ready at the latest December 31, 2005, however that has not fully occurred as of today.

All new ATMs that we purchase are Triple DES compliant. A number of solutions have been developed for legacy ATMs such as those in our network to upgrade them from DES to Triple DES. The Company has approximately 650 legacy ATMs deployed. All of these ATM's have an upgrade path. The current capital budget for upgrades to these ATMs is approximately $1,800,000.

Although the Company believes that there will be solutions available for the upgrading of its current network of ATMs and that it has planned financially for the upgrade cost, there is no guarantee that these solutions will work or that the financing will be available at the time of upgrading the ATMs. In the event that these solutions do not work, or they are not affordable or the Company cannot arrange for financing of the upgrades, the Company may have to cease operation of those non-compliant ATMs, which would have a material adverse effect on the Company.

During the past two fiscal years ending December 31, 2003 and 2002, the amount of research and development costs amounted to $270,596 and $252,986, respectively. The amount of these activities borne directly by customers was $0.


Employees

At December 31, 2003, the Company had 36 full time employees working in the following subsidiaries:

Global Axcess Corp                4
Nationwide Money Services         21
EFT Integration                   2
Axcess Technology Corp            8
Electronic Payment & Transfer     1

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


ITEM 2. DESCRIPTION OF PROPERTIES

                                Approximate
                                Square
Location                        Footage                      Use
-----------------------------  --------------  --------------------------------
Ponte Vedra, Florida           10,000 sq. ft.   General office use;
                                                operations,
                                                accounting, software
                                                development
                                                and related
                                                administrative
-----------------------------  --------------  --------------------------------
West Columbia, South Carolina   3,600 sq. ft.   General warehouse use,
                                                equipment
                                                storage, and maintenance
                                                operations.
-----------------------------  --------------  --------------------------------
Cape Town, South Africa         1,800 sq. ft.   General Office use, software
                                                development

In general, all facilities are in good condition and are operating at capacities that range from 65% to 100%. All facilities are leased under operating leases. The monthly lease payments are based on the average number of ATMs stored at the West Columbia facility during the preceding month. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3. LEGAL PROCEEDINGS

On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on

March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. A settlement has been reached with Richard Weed and Weed & Co. during February, 2004. The settlement arrangements are confidential and resolution of this matter will not have a material adverse effect on the Company's operations.


During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to pay $19,815 plus BSA attorney fees. The Company's management believes that potential losses resulting from the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. There have been no changes in the status of threatened infringement.

During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company (through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. During February, 2004 the Company, Jimmy Tallent and Mr. Duggal settled the claim. As of December 31, 2003 the Company has reserved for an amount of its settlement in the financial statements and the settlement will not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. Although it cannot provide assurance, the Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. Subsequent to the year ended December 31, 2003 the Company has settled with the plaintiffs, with no liability to the Company. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Subsequent to December 31, 2003, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement:

     o    compensation, bonuses and other benefits of approximately $316,915;
          and

     o 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share.

The Company believes that this claim is unfounded. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2003, we held our annual meeting of shareholders.
At this meeting there were 25,166,213 shares represented either in person or by proxy, which accounted for approximately 67% of the outstanding shares of our common stock. The following percentages of shares represented voted in favor of the following actions in the percentages shown:

     o 67% voted to approve the election of Messrs. Michael J. Dodak, David Fann, Steve Mortensen, Don Headlund, Lock Ireland and Robert Landis as members of the Board of Directors to serve until the next meeting of shareholders; and

     o 67% voted to change the appointment of our independent auditors to Weinberg & Co. from LL Bradford, LLP, and


     o 67% voted for the approval of the amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 125,000,000 shares of Common Stock authorized

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are authorized to issue a total of 125,000,000 shares of Common Stock, and 25,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GLXS". As of March 10, 2004, there were 80,348,772 shares of the Company's Common Stock ($0.001 par value) issued and outstanding.

On March 10, 2004, there were 719 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock.

                                                      Price Range
                                                      ------------
                                                       High   Low
                                                      ------  ----
                  Fiscal 2003:
                    First Quarter                     $  .15   .06
                    Second Quarter                       .29   .06
                    Third Quarter                        .36   .17
                    Fourth Quarter                       .36   .30
                    Fiscal Year                          .36   .06

                  Fiscal 2002:
                    First Quarter                     $  .07   .04
                    Second Quarter                       .56   .06
                    Third Quarter                        .44   .17
                    Fourth Quarter                       .21   .06
                    Fiscal Year                          .56   .04

We have paid no dividends on our common stock during the fiscal year ended December 31, 2003, or during any period of the Company's existence.

The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Securities authorized for issuance under equity compensation plans:

As of December 31, 2003, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                         Number of
                                                                                                         securities
                                                                  Number of                              remaining
                                                                  Securities                             available for
                                                                  to be issued                           future issuance
Plan Category                                                     upon           Weighted-               under equity
                                                                  exercise of    avererage exercise      compensation
                                                                  outstanding    price of                plans (excluding
                                                                  options,       outstanding options,    securities
                                                                  warrants and   warrants and            reflected in
                                                                  rights         rights                  column (a)



Equity compensation plans approved by security holders
     Stock Options                                                9,335,000        $ 0.53                3,165,000
     Warrants                                                     1,333,316        $ 9.17                   --
Equity compensation plans not approved by security holders             --           --                     --
Total                                                            10,668,316        $ 1.61                3,165,000

Recent Sales of Unregistered Securities

In October 2003, the Company issued 750,000 shares of common stock to Docutel Services Corp. for the purchase of a Clearinghouse Services contract in connection with the Community Technology Network Program (CTNP). The shares were valued at a price of $.35 per share.

In connection with the private placement conducted by the Company, the Company issued 7,980,000 shares of common stock at a price of $0.25 per share; and 15,960,000 common stock purchase warrants at an exercise price of $0.35 per share during the three months ending December 31, 2003 for gross proceeds in the amount of $1,995,000.

On September 8, 2003 the Company authorized the sale of 4,000,000 units to accredited investors at a price of $0.50 per unit, for an offering price of $2,000,000. Each unit consisted of two shares of common stock at $0.001 par value per share, of the Company and one stock purchase warrant exercisable at

$0.35. The Company reserved the right to increase the number of units by up to 20%, which would result in the offering of an additional 1,600,000 shares and 800,000 warrants. The period of the offering was for 90 days with the right to extend the Offering for an additional 90 days. The Company may offer the Units through broker-dealers who are members of the National Association of Securities Dealers, Inc., provided however that sales made directly to investors by officers or directors of the Company, that no commission or any other form of remuneration will be paid. The Offering was not complete until subsequent to December 31, 2003. The total net proceeds as of December 31, 2003 was $1,836,873.

The use of proceeds were for an acquisition of assets (as described in Item 1, paragraph (4))

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2004. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Revenue from the sale of products developed by Axcess Technology Corporation is recognized when the products are delivered and invoiced. Revenue and expenses for software produced by Axcess Technology Corporation and sold to the Company's subsidiaries is eliminated during consolidation of the Company's financial statements.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets a for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is no recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

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

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month by the 10th business day. Surcharge fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

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

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002

Revenues. Our total revenues decreased 6% to $10,201,765 for the fiscal year ended December 31, 2003 ("fiscal 2003") from $10,815,396 for the fiscal year ended December 31, 2002 ("fiscal 2002"). This decrease is due to a number of factors, but is mainly due to the fact that the revenue generated by Nationwide Money Services declined from the de-install of approximately 150 ATM's during the year. This decrease in ATM sites was mainly due to reductions in unprofitable site locations.

Cost of Revenues. Our total cost of revenues decreased by 16% from $7,424,710 or 68.6% of revenue to $6,377,846 or 62.5% of revenue in fiscal years ending December 31, 2002 and 2003, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates and ATM site rentals. The decrease in cost of revenues is mainly attributable to the reduction of unprofitable site locations and the increase in branded cash locations under the Branded Cash Program.

Gross Margin. Gross profit as a percentage of revenues was 31.3% in 2002 and 37.5% in 2003. The increase in fiscal 2003 was caused by a number of factors, including the factors listed above in Cost of Revenue.

Operating Expenses. Our total operating expenses decreased to $3,665,794 or 35.9 % of revenue in fiscal 2003 from $3,810,110 or 35.2 % of revenue in fiscal 2002. The principal components of operating expenses are first: general and administrative expenses such as; professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses, and second: depreciation and amortization.
The reduction in operating expenses is mainly attributable to a reduction in depreciation and amortization.

Depreciation and Amortization. Depreciation and amortization has reduced in fiscal year 2003 to $790,795 from $1,064,703 in fiscal year 2002. This reduction in depreciation and amortization expense was due to several factors: the first is that several of the assets have been fully depreciated during fiscal 2003; and second the increased life of the Food Lion contract by 4.5 years reduced the level of amortization of the contracts during the second half of the fiscal year ended 2003; last the change in depreciable lives of the fixed assets in later part of 2002 reduced the amount of depreciation for fiscal year 2003.

Interest Expense. Interest expense was increased slightly to $108,082 or 1% of revenue in fiscal 2003 from $103,365 or 1% or revenue in fiscal 2002. This was mainly due to the increase of various leases during the fiscal year 2003 of about $202,884.

Other Income/Expense. Other income decreased to $261,023 in fiscal year 2003 as compared to other income of $627,349 in fiscal year 2002. The income in fiscal year 2003 was attributable to debt cancellation by note holders. In fiscal year 2002 the income we had was a one time income in connection with the receipt of approximately $282,500 in cash from Humboldt Bank to settle outstanding issues between Nationwide Money Services and Humboldt Bank. We also had a one-time income of $377,805 from the settlement of various issues with former shareholders of Tallent LLC see Item 1, "Description of Business - Overview."

Stock based compensation. Stock based compensation decreased to $12,675 in fiscal year 2003 from $141,899 for fiscal year 2002.

Income before Taxes. We had income before taxes of $311,066 during the fiscal year ended December 31, 2003 compared to income of $104,560 during the fiscal year ended December 31, 2002 as a result of the factors discussed above.

Income Taxes. We paid $1,200 of income taxes in fiscal 2003 and no income taxes for fiscal 2002, as a result of a loss in 2001 and a carryforward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022.

IMPAIRMENT OF GOODWILL

Management has reviewed the remaining value of goodwill and merchant contracts of $2,312,926, which is attributable to the acquisition of Nationwide Money Services, Inc. and its wholly owned subsidiary, EFT Integration; and the acquisition of the Clearinghouse Services Agreement, and has determined that there is no impairment of these assets based upon future expectations of cash flow.

RELATED PARTY TRANSACTIONS

During fiscal year 2003 there were several related party transactions as noted below:

During the fiscal year 2003 two loans payable from related parties were paid off, one loan for $5,000 and another for $257,447.

During September 2003, a principal shareholder canceled related party debt of $6,295.

During June 2003, several of the Company's management acquired stock of the Company, see Item 12 below under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

During October 2003, the management of the Company was granted an incentive stock option plan for performance goals effective during fiscal year 2004. See
Item 10, "EXECUTIVE COMPENSATION" for more detail.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of December 31, 2003, the Company had current assets of $2,698,552 and current liabilities of $1,275,462 which results in a working capital of $1,423,090 as compared to current assets of $732,206 and current liabilities of $2,144,841 resulting in a working capital deficit of $1,412,635 in 2002. The ratio of current assets to current liabilities increased to 2.11 at December 31, 2003 from .34 at December 31, 2002. Thus, the overall working capital increased by $2,835,725. The increase in working capital resulted mainly from two Private Placement Offerings during fiscal year 2003 for a total of $2,467,971.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, from the settlement of various issues with third parties and from private placement offerings. Net cash provided by operating activities was $187,768 and $734,699 in fiscal 2003 and fiscal 2002, respectively. Net cash provided by operating activities in fiscal 2003 consisted primarily of a profit of $309,866 a decrease in depreciation and amortization to $790,795 by 273,908, an increase in accounts receivable of $169,082, a reduction of amounts due to related parties by $161,152, a reduction of accounts payable and accrued liabilities of $325,264 and other changes in operating assets and liabilities of $3,628.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $2,500,000 total raise in equity financing during the year ended December 31, 2003, the majority was funded by institutions. There can be no guarantee that institutional funding will be available to the Company.

The Company has been successful in raising funds in fiscal year 2003. From the two (2) Private Placements Offerings additional funds will become available from the callable sections of warrants attached to the common stock sold in these Offerings. In the first quarter of fiscal year 2004, the Company has been able to make one call on the warrants from the 2nd Offering. The Company is expecting that over $2,000,000 will be called to exercise during this time period.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $2,500,000 in additional working capital to meet its needs for the next 12 months for such items as new ATMs, software development, card development and acquisitions.

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

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of 12/31/2002, Nationwide Money had 37 ATMs funded by Palm Desert with a vault cash outstanding balance of about $870,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. As of February 28, 2004, the Company had 108 ATMs with $1,900,000 outstanding vault cash with Palm Desert. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of December 31, 2003, approximately $2,500,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of 12/31/03, Nationwide Money had 35 branded partners, which funded 348 ATMs in 8 states, with about $9.5 million in outstanding vault cash.

     o Ocean National Bank. Nationwide Money entered into an agreement with Ocean National Bank on November 18, 1998 as a result of a lawsuit settlement. The settlement provided Nationwide Money with varying amounts of vault cash over the term of the agreement to manage and fund Nationwide Money owned and operated ATMs that were located east of the Mississippi. The vault cash amount designated for February 1, 2003 to December 31, 2003 is $1,500,000.00. During the term of this agreement, Nationwide Money staff has managed the daily movement of the vault cash and has provided monthly reconciliation reports to Ocean National Bank. The interest rate is 15% per annum. The contract completed and was terminated on 12/31/2003 at which time Nationwide Money returned the full amount of the vault cash ($1,500,000.00) back to Ocean National Bank. Nationwide Money replaced these funds with vault cash from other cash providers such as Palm Desert and WSFS, as well as its branded cash partners.


As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $1,412,635 on December 31, 2002 and this has changed to a positive working capital of $1,423,090 at December 31, 2003. This increase in working capital is mainly due the two Private Placement Offerings. Some of the cash portion was used to payoff lease obligations, notes due to related parties, notes payable and to purchase fixed assets and ATM equipment. In addition, we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment &

Transfer, Corp. The majority of the funds remaining will be used to make acquisitions.

Subsequent to December 31, 2003 the Company acquired approximately 900 ATM Merchant processing agreements for $3.9 million. These funds were mainly funded through institutional investors through two additional Private Placement Offerings totaling approximately $4.5 million.

The 900 ATM Merchant contracts are expected to add approximately $100,000 per month of EBITDA cash flow. Along with these contracts, as any newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that future cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6,7 and 8 to our Consolidated Financial Statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. For 2003, we had $804,912 non-cash items compared with $575,215 in non-cash items for 2002. We anticipate that our capital expenditures for fiscal 2004 will total approximately $1,800,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs. We lease 182 of our ATMs under capital lease agreements that expire by March 2004 and provide for lease payments at interest rates up to 10.5% per annum. In 2003 we acquired approximately $203,000 of new lease financing for ATMs which are expiring in fiscal year 2006. See Note 8 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

                                   Payments Due by Period

                                    Less than
                             Total    1 year     1 year    2-9 Years
                           ------------------------------------------
Notes payable               $495,946   $139,501    $78,334  $278,111
Capital lease obligations    363,360    165,484    126,428    71,748
Operating leases             487,599    201,180    200,695    85,724
                            --------- ---------  ---------  ---------
Total contractual cash
 obligations              $1,347,205   $506,165   $405,457  $435,583

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

Major Contract

The contract with a major customer (Food Lion) expired in September 2001. The Company signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts were for a five-year period for both the existing sites and the new sites. During fiscal year 2003, the Company had renegotiated these contracts to extend the lives until April, 2011 and has in service approximately 670 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 53% of the total sites and 69.4% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. If the Company were to lose the Food Lion and Kash n Karry accounts, the revenues of the Company would be substantially affected.

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

The Company has started Electronic Payment & Transfer Corp. to continue to develop card based products, made up of payroll cards and other card products.

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

ITEM 7. FINANCIAL STATEMENTS


Our financial statements required by this item are submitted as a separate section of this Form 10-KSB, see the attached "Report of Independent Auditors".


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2003, the Company, notified L.L. Bradford & Company, LLC ("Bradford"), its independent public accountants, that the Company was terminating its services, effective as of that date. On June 27, 2003, the Company engaged Weinberg & Company, P.A. as its principal independent accountant. This decision to dismiss Bradford and engage Weinberg & Company, P.A. was taken upon the unanimous approval of the Board of Directors of the Registrant.

During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through June 27, 2003, there were no disagreements between the Company and Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Bradford would have caused Bradford to make reference to the matter in its reports on the Company's financial statements, and Bradford's report on the Company's financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through June 27, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

     During the two most recent fiscal years and through June 27, 2003, the Company has not consulted with Weinberg & Company, P.A. regarding either:

          o the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weinberg & Company, P.A. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

          o any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

     The Company has requested that Bradford furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated June 30, 2003, was filed as
Exhibit 16.1 to the Company Form 8-K filed July 1, 2003.

Item 8A.    CONTROLS AND PROCEDURES.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief

Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER


     The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2003 are as follows:

Name                   Age                 Positions
-------------          ---  -------------------------------------------
Michael Dodak           57        C.E.O. and Chairman
-------------          ---  -------------------------------------------
David Fann              49        President and Director
-------------          ---  -------------------------------------------
David Surette           44        C.F.O.
-------------          ---  -------------------------------------------
Robert Colabrese        48        Executive Vice-President of Sales
------------           ---  -------------------------------------------
George McQuain          48        CEO and COO of Nationwide Money
                                  Services, Inc.
------------           ---  -------------------------------------------
Steve Mortensen         43        Secretary and Director
-------------          ---  -------------------------------------------
Donald Headlund         70        Director
------------           ---  -------------------------------------------
Lock Ireland            60        Director
------------           ---  -------------------------------------------
Robert Landis           44        Director
------------           ---  -------------------------------------------
Georg Hochwimmer        35        Director
------------           ---  -------------------------------------------



The following is a brief description of each officer and director listed above:

Michael J. Dodak, Chairman of the Board and Chief Executive Officer
--------------------------------------------------------------------

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

David A. Fann, President and Director

Prior to joining the Company in March 2002, Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal from November of 1995 to September 2000. Mr. Fann has also served as Vice President of Sales and Marketing for Quadraplex, Inc., a video network company. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company from January 1993 through January 1995. From January 1987 through December 1992 he served as Operations Officer for Networks, Inc. Mr. 'Fann's main area of responsibility will be the raising of additional capital to fund both the internal growth and acquisition strategy.

David J. Surette, Chief Financial Officer

Prior to joining the Company in March 2003, Mr. Surette was the Chief Financial Officer of National Service Direct, Inc. (NSDI), a majority owned subsidiary of SR Teleperformance, a French publicly traded corporation in the telemarketing industry. He was the CFO for NSDI from September 1999 until he joined the Company in March 2003. Mr. Surette also served as an interim CFO for North American Telephone Network, LLC, a related company to NSDI, during this same period. Prior to working with NSDI, he was a Controller for ILD Telecommunications, Inc., in the pre-paid calling card division, from June 1998 to August 1999. From 1996 to 1998 Mr. Surette was the CFO and Director of Publishing for High Mountain Press, Inc., a book and magazine publisher in the CAD and high tech markets. He was CFO and General Manager, from 1991 to 1996, for a magazine publisher called CommTek Communications Corp., a company in the satellite dish industry. Mr. Surette was a Supervising Senior Accountant with KPMG Peat Marwick from 1987 to 1991.
He has a Bachelor of Science degree in Accounting from the University of Massachusetts, and an MBA degree from Babson College. Mr. Surette also has his CPA from the State of Virginia. Mr. Surette will be responsible for the day-to-day accounting and financial reporting of the Company.

Robert Colabrese, Executive Vice President of Sales

Mr. Colabrese, with more than 20 years of industry experience, joined NMS in 1996 as Vice President of Operations and was instrumental in building the cost effective ATM installation, management, and customer service process NMS operates under today. In 1999 he founded and was named President of EFT Integration, Inc. where he created an innovative, forward thinking, state of the art processing platform from the ground up. Prior to joining NMS, Mr. Colabrese served in various management positions supporting and developing ATM software and technical services for Mellon Bank NA. Mr. Colabrese received his Associates degree in Specialized Electronics Technology form Penn Technical Institute in Pittsburgh, Pennsylvania. Mr. Colabrese is married and has three children.


George McQuain, CEO and COO of Nationwide Money Services, Inc. and EFT Integration, Inc.
-------------------------------------------------------------------------------

George A. McQuain is Chief Executive Officer for Nationwide Money Services, Inc. and EFT Integration, Inc and joined the Company in July 2002. At Nationwide Money Services and EFT Integration, Mr. McQuain is responsible for strategic planning, business plan execution and day-to-day operation. Mr. McQuain came to Nationwide Money from Fairfax Station, Virginia where he served most recently as an independent consultant in the implementation of a new product management department with a leading software company.

As President and Chief Executive Officer of Ntercept Communications, he decisively improved sales, marketing and product implementation. Prior to his association with Ntercept Communications, Mr. McQuain led First Union National

Bank's national lockbox operations. At First Union, Mr. McQuain played a significant role in shaping business strategy and in integrating QuestPoint's international network into First Union. Prior to First Union, Mr. McQuain was Chief Operating Officer of QuestPoint, a subsidiary of CoreStates Financial Corporation. CoreStates was acquired by First Union in May 1998.

Mr. McQuain also played a key leadership role at Nationwide Remittance Centers ("NRC"). NRC was an entrepreneurial start-up which grew to revenues of $20 million and was purchased by CoreStates. During his career at NRC, Mr. McQuain was head of sales, head of client service and quality, and head of operations. While at NRC, Mr. McQuain is credited with successfully turning around operational productivity and quality. Mr. McQuain's career also includes time at Marriott Corporation, the United States Treasury Department, and the Office of the President of the United States.

Mr. McQuain received his MBA in Finance and Management from George Mason University in Fairfax, Virginia. Mr. McQuain is married and has three children.

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

Lock Ireland, Director

Currently a consultant and Director with Resource Corporate Management, Inc., Mr. Ireland has over 30 years experience in the Banking industry. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002., RCMI is a company that promotes new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from Vice-President to CEO with the following banks:
Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company.

Robert Landis, Director

Robert Landis is currently the Chairman, Chief Financial Officer and Treasurer of Comprehensive Care Corporation, a publicly traded company located in Tampa, Florida. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings for the company. Prior to this Mr. Landis was with Maxicare Health Plans, Inc., as its Treasurer from 1983-1998. Mr. Landis was with two Accounting firms from 1981-1983, the first was Price Waterhouse and the second was Irwin Shapiro Accountancy Corp. Robert brings strong financial, operational and SEC experience to the Company, and will be part of the Audit Review Committee for the Company.

Georg Hochwimmer, Director

Renowned in international business circles, Dr. Hochwimmer is a noted business consultant and academic responsible for aiding in the development of several highly profitable companies throughout Europe. Since 1994 Dr. Hochwimmer has been a senior consultant on several engineering and organizational and development projects; such as building up of a machinery equipment distribution company, which included development of and ERP system, ISO 9002 and financial controlling procedures. As the managing director of the Foundation of General Research GmbH, a global business consulting firm, Dr. Hochwimmer also serves on the board of directors of Maxxio Technologies AG, a telecommunications equipment company; Lokando AG, an e-learning company; and Prevero AG, a business intelligence company. In addition, Dr. Hochwimmer serves as managing director of Bluespectrum GmbH. Widely published in international scientific publications; Dr. Hochwimmer has earned advanced degrees in chemistry, machinery engineering, computer sciences and polymer chemistry.

The Board of Directors has established an Audit Committee and a Compensation Committee.

The Compensation Committee has met once in October 24, 2003. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of December 31, 2003, the Audit Committee consists of the following members:
Lock Ireland, Donald Headlund and Robert Landis. Mr. Headlund and Mr. Landis have been appointed to sit on the Audit Committee to serve as its audit committee financial experts. The Audit Committee has met two times in fiscal year 2003, and once on March 10, 2004, prior to filing this Annual 10KSB report. Mr. Headlund is not considered independent. Mr. Landis and Mr. Ireland are considered independent and Mr. Landis is considered to be a sophisticated financial expert. In March of 2004 Mr. Hochwimmer was appointed to the Audit Committee and is considered independent. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee shall meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2003 was thirteen (13). Each of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

During 2003, there were four non-employee directors and three employee directors. No Directors were compensated in the fiscal year 2003. Each director for year 2003 who is not an employee of the Company is entitled to receive a director's fee of 100,000 options exercisable to purchase shares of Common Stock under the Stock Option Plan disbursed incrementally at 50,000 Options upon acceptance to the Board and an additional 50,000 after 6 months of service to the Board as a Director and 50,000 additional Options for every year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committees thereof. Directors serving on committees of the Board receive no additional compensation for attending any committee meeting held in connection with a meeting of the Board except where there are extraordinary expenses approved prior to the meeting by the CEO or President.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2003 for the Chief Executive Officer and all other executive offices whose total cash compensation exceeds $100,000 in the fiscal year ended December 31, 2003.

                                           Annual Compensation            Long Term Awards
Name and Principal Position  Year        Salary ($)       Bonus ($)   Securities Underlying Options
---------------------------  ----        ----------       ---------   -----------------------------
Michael Dodak                2003        $220,000                         750,000 (1)
  CEO and Chairman           2002        $220,002          $50,000        350,000
                             2001        $109,283                       2,822,250 (3)
David Fann                   2003        $200,000             --          750,000 (1)
  President                  2002         $80,000             --          350,000
David Surette                2003        $120,000             --          500,000 (1) (2)
  CFO                        2002              --             --               --
Robert Colabrese             2003        $135,000             --          300,000 (1)
  Executive Vice President
  Sales                      2002        $120,478             --          200,000
                             2001         $67,522                          25,000
George McQuain               2003        $130,000             --          300,000 (1)
  CEO & COO of NMS           2002         $60,000             --          200,000

     (1) In 2003, the executive management was granted options based on certain goals that would have to be met for fiscal year 2004 before they could be vested.

     (2) Includes 200,000 options granted at date of hire which vests over 3 years.

     (3) In 2001, Mr. Dodak was granted 1,500,000 stock options, which were subsequently cancelled in 2002.

Options/SARs Grants During Last Fiscal Year

     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2003.

                                   % of Total
                            Number of Securities   Options Granted
                                 Underlying        in Fiscal 2003   Exercise Price    Expiration
           Name                Options Granted           (3)           Per Share       Date (4)
           ----                ---------------           ---           ---------       --------
David Surette(1)                   200,000              3.5%             $0.07         03/02/08
Mike Dodak(2)                      750,000             13.2%             $0.34         10/23/08
David Fann(2)                      750,000             13.2%             $0.34         10/23/08
Robert Colabrese(2)                300,000              5.3%             $0.34         10/23/08
George McQuain(2)                  300,000              5.3%             $0.34         10/23/08
David Surette(2)                   300,000              5.3%             $0.34         10/23/08

(1) The options were granted upon hiring and are only 25% vested during 2003
(2) The options granted will not vest until after certain fiscal 2004 goals have been met.
(3) Based on a total of 5,697,000 options granted during the fiscal year ended December 31, 2003.
(4) Options may terminate before their expiration date upon death, disability, or termination of employment.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth, for each of the named executive officers, information concerning the number of shares received during fiscal 2003 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on December 31, 2003.

                                                              Number of Securities
                       Shares Acquired       Value             Underlying Options       Value of In-The-Money Options
                       on Exercise (#)  Realized ($)(1)         at Year End (#)               at Year-End ($)(2)
Name                                                       Exercisable    Unexercisable   Exercisable    Unexercisable
----                   ---------------  ---------------    -----------    -------------   -----------    --------------
Mike Dodak                    --               --              --           750,000           $0           $18,240

David Fann                    --               --              --           750,000           $0           $18,240
David Surette                 --               --            50,000         450,000        $14,500         $49,500
Robert Colabrese              --               --              --           300,000           $0            $6,000
George McQuain                --               --              --           300,000           $0            $6,000

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.

(2) Based on the difference between the option exercise price and the closing sale price of $0.36 of our common stock as reported on the OTC Bulletin Board on December 31, 2003, the last trading day of our 2003 fiscal year.

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

David Fann has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years until April 29, 2006 under Board and Mr. Fann's approval. For performance as a director and officer, the Company will compensate Mr. Fann with the following: a monthly salary of $7,500 per months, which has been increased to $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee.

Robert Colabrese has a two year employment contract from July 1, 2003 to December 31, 2005. For performance as an executive vice-president, the Company will compensate Mr. Colabrese with the following: an annual salary of $135,000 and a commission plan based on certain goals of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2004.

     o by each person who is known by us to beneficially own more than 5% of our common stock;
     o    by each of our officers and directors; and
     o    by all of our officers and directors as a group.

Name                                                         Number             Percent(1)
----                                                         ------             ----------
Mike Dodak                                                  4,770,935            5.90%  (3)
David Fann                                                  4,336,384            5.36%  (4)
David Surette                                                 358,744            0.45%  (5)
Robert Colabrese                                            1,205,774            1.50%  (6)
George McQuain                                                167,500            0.21%  (7)
Steve Mortensen                                             1,906,437            2.37%  (8)
Don Headlund(2)                                                40,000            0.05%  (9)
Lock Ireland                                                  985,035            1.22%  (10)
Robert Landis                                                 300,000            0.37%  (11)
Georg Hochwimmer                                              100,000            0.12%  (12)

                                                         ------------------------------------
All executive officers and directors as a group
(10 persons)                                               14,170,809           17.18%
                                                         ------------------------------------


Other 5% owners:
Barron Partners, LP                                        18,000,000           19.49%  (13)
Rennaissance Capital Growth & Income Fund III, Inc.        12,200,001           13.79%  (14)
Rennaissance U.S. Growth Investment Trust PLC              12,200,001           13.79%  (15)
BFS U.S. Special Opportunities Trust PLC                   12,200,001           13.79%  (16)
Cardservice International, Inc.                             7,056,461            8.78%  (17)

                                                         ------------------------------------
                                                           61,656,464           52.81%
                                                         ------------------------------------

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of March 10, 2004 pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities


(1)Based on 80,348,772 shares of common stock outstanding as of March 10, 2004.

(2)Does not include shares of common stock owned by Cardeservices International. Donald Headlund is the President and an officer of Cardservices International. Mr. Headlund owns 600 shares of First Data Corporation, which is 100% owner of Cardservice International. Mr. Headlund owns approximately .0001% of the outstanding shares of common stock of First Data Corporation.

Of the number of shares shown above the following lists the nature and rights to acquire common stock with in sixty days of March 10, 2004:

(3)included are 4,258,435 common shares, 175,000 stock purchase options exercisable at $0.18 per share and 337,500 exercisable at $0.34 per share

(4) included are 3,823,884 common shares, 175,000 stock purchase options exercisable at $0.18 per share and 337,500 exercisable at $0.34 per share

(5) included are 191,244 common shares, 100,000 stock purchase options exercisable at $0.07 per share and 67,500 stock purchase options exercisable at $0.34 per share

(6) included are 1,025,774 common shares, 12,500 stock purchase options exercisable at $0.135, 100,000 stock options exercisable at $0.18 and 67,500 stock options exercisable at $0.34

(7) included are 100,000 stock options exercisable at $0.18 and 67,500 stock purchase options exercisable at $0.34

(8) included are 1,764,937 common shares, 75,000 stock options exercisable at $4.00, 37,500 exercisable at $0.18 and 29,000 exercisable at $0.34

(9) included are 40,000 common shares

(10)included are 825,035 common shares, 100,000 stock options exercisable at $0.22, and 60,000 stock purchase warrants exercisable at $0.35

(11) included are 100,000 common shares, 100,000 stock options exercisable at $0.22 and 100,000 stock purchase warrants exercisable at $0.10

(12) included are 100,000 stock options exercisable at $0.33

(13)included are 6,000,000 common shares and 12,000,000 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00

(14)included are 4,066,667 common shares and 8,133,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00

(15)included are 4,066,667 common shares and 8,133,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00

(16)included are 4,066,667 common shares and 8,133,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00

(17) included are 7,056,461 common shares

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2002, the Company issued 1,076,250 shares of its common stock to Daryl Idler, a stockholder and director of the Company, for a signing bonus payable of $139,912.

In January 2002, the Company issued 1,562,666 shares of its common stock to Steve Mortensen, a stockholder and director of the Company, for a signing bonus payable of $203,147.

In January 2002, the Company issued 1,322,250 shares of its common stock to Michael Dodak, a stockholder, officer, and director of the Company, for a signing bonus payable of $171,892.

In May 2003, the Company issued 600,000 shares of its common stock to Michael Dodak, stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $30,000.

In June 2003, the Company issued 1,000,000 shares of its common stock to David Fann, stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $50,000 offsetting an equal amount of debt currently owed to the Company.

In June 2003, the Company issued 400,000 shares of its common stock to Robert Colabrese, stockholder, and officer of the Company, through a Private Placement Offering in an amount of $20,000.

In June 2003, the Company issued 200,000 shares of its common stock to Steve Mortensen, stockholder, officer and director of the Company, through a Private Placement Offering in an amount of $10,000.

In June 2003, the Company issued 100,000 shares of its common stock to David Surette, stockholder, and officer of the Company, through a Private Placement Offering in an amount of $5,000.

In June 2003, the Company issued 100,000 shares of its common stock to Robert Landis, stockholder and director of the Company, through a Private Placement Offering in an amount of $5,000.

In June 2003, the Company issued 400,000 shares of its common stock to Lock Ireland, stockholder and director of the Company, through a Private Placement Offering in an amount of $20,000.

In July 2003, the Company issued 400,000 shares of its common stock to Michael Dodak, stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $20,000.

As of December 31, 2003, the Company had an unsecured promissory note in the amount of $210,432 outstanding payable to a stockholder of the Company. The note bears interest in the amount of 11% and is due in June 2013. In addition, as of December 31, 2003, the Company had a secured promissory note outstanding in the amount of $112,659 payable to Cardservices International, Inc., the former parent company of Nationwide Money Services, Inc., and is presently a shareholder of the Company. The note bears interest in the amount of 8%, is secured by the Company's assets.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS


Exhibit
Number    Exhibit Description             Herewith
------    -----------------------------

 3.1 Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

 3.2 ByLaws of Global Axcess Corp. - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)


10.1 Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

16.1 Letter from Brown Armstrong Randall Raeyes Paulding & McCown Accountancy Corporation, to the SEC noting agreement with the disclosures in Item 4 (incorporated by reference form 8-K current report filed with the SEC on August 6, 2001)

21.1 List of Subsidiaries(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)


31.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of the Chief Executive Officer of Global Axcess, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifcation of the Chief Financial Officer of Global Axcess, Inc., Pursuant to 18 U.S.C. Section 1350, As
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)


(b) Reports on Form 8-K

Change in Registrant's Certifying Accountant:
On July 1, 2003, the Company filed a Form 8-K Current Report disclosing that Weinberg & Company, P.A. of Boca Raton, FL, were engaged as the Company's independent public accountants to replace the Company's prior auditors, L.L. Bradford, LLP.


Item 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

During the fiscal year ended December 31, 2002, L.L. Bradford served as our auditors and during the fiscal year ended December 31, 2003, Weinberg and Co. served as our auditors.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $87,149 and $68,921, respectively.

Audit Related Fees. For the years ended December 31, 2003 and 2002, the Company incurred fees to auditors of $84,649 and $66,421 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2003 and 2002 were $2,500 and $2,500, which fees primarily related to the Company's tax returns.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

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

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 ----------------------------------------------
                                 Michael Dodak
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 22nd day of March, 2004.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
----------------
Michael Dodak               CEO, Chairman

/s/David Fann
----------------
David Fann                  President, Director

/s/Steve Mortensen
----------------
Steve Mortensen             Secretary, Director

/S/ Don Headlund
----------------
Don Headlund                Director

/S/ Lock Ireland
----------------
Lock Ireland                Director

/S/ Robert Landis
----------------
Robert Landis               Director

/S/ Georg Hochwimmer
----------------
Georg Hochwimmer            Director

/S/ David Surette
----------------
David Surette               Chief Financial Officer

                               GLOBAL AXCESS CORP.
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                      PAGE NO.

Report of Independent Certified Public Auditors
       For the year ending December 31, 2003                            F-1

Report of Independent Certified Public Accountants
       For the year ending December 31, 2002                            F-2

Financial statements

     Consolidated balance sheet as of December 31, 2003                 F-4

     Consolidated statements of income for the years ended
              December 31, 2003 and 2002                                F-5

     Consolidated statements of stockholders' equity
              for the years ended December 31, 2003 and 2002            F-6

     Consolidated statements of cash flows for the years ended          F-9
              December 31, 2003 and 2002

     Notes to consolidated financial statements                         F-11

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC AUDITORS




To the Board of Directors
Global Axcess Corp and Subsidiaries
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated balance sheet of Global Axcess Corp and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.
February 20, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Global Axcess Corp and Subsidiaries
Ponte Vedra Beach, Florida

We have audited the consolidated balance sheet of Global Axcess Corp as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp as of December 31, 2002 and the consolidated results of their operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.



L.L. Bradford & Company, LLC
January 31, 2003
Las Vegas, Nevada

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                                  ASSETS




Current assets
     Cash                                                         $   1,832,079
     Automated teller machine vault cash                                298,705
     Accounts receivable, net                                           450,676
     Prepaid expense and other current assets                           117,092
                                                                ----------------
        Total current assets                                          2,698,552

Fixed assets, net                                                     1,840,792

Other assets
     Intangible assets, net                                           2,312,926
     Other assets                                                        21,981
                                                                ----------------

Total assets                                                      $   6,874,251
                                                                ================

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                     $     783,326
     Automated teller machine vault cash payable                        298,705

     Notes payable-related parties  - curent portion                     48,320
     Notes payable - current portion                                     40,000
     Capital lease obligations - current portion                        105,111
                                                                ----------------
        Total current liabilities                                     1,275,462

Long-term liabilities
     Notes payable-related parties - long-term portion                  274,771

     Capital lease obligations - long-term portion                      201,558
                                                                ----------------

Total liabilities                                                     1,751,822


Commitments and contingencies                                                --

Stockholders' equity
     Preferred stock; $0.001 par value; 25,000,000 shares

        authorized, no shares issued and outstanding                         --
     Common stock; $0.001 par value; 125,000,000 shares
        authorized, 46,282,648 shares issued and
        shares outstanding                                               46,283
     Additional paid-in capital                                      11,257,161
     Common stock payable                                                32,500
     Accumulated deficit                                             (6,213,514)
                                                                ----------------
        Total stockholders' equity                                    5,122,430
                                                                ----------------

Total liabilities and stockholders' equity                        $   6,874,251
                                                                ================

          See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   For the year ended                For the year ended
                                                   December 31, 2003                 December 31, 2002


Revenues                                           $     10,201,765              $      10,815,396


Cost of revenues                                          6,377,846                      7,424,710
                                                   -------------------------     ------------------------


     Gross profit                                         3,823,919                      3,390,686
                                                   -------------------------     ------------------------

Operating expenses

     Depreciation and Amortization                          790,795                      1,064,703

     Selling, general and administrative                  2,874,999                      2,745,407
                                                   -------------------------     ------------------------
        Total operating expenses
                                                          3,665,794                      3,810,110
                                                   -------------------------     ------------------------



     Income/(Loss) from Operations                          158,125                       (419,424)
                                                   -------------------------     ------------------------

Other income (expense)

     Settlement income                                           --                        377,805

     Foregiveness of Debt                                   261,023                             --

     Other (expense)/income                                  (1,200)                       282,500

     Loss on sale of fixed asset                                  -                        (32,956)

     Interest expense                                      (108,082)                      (103,365)
                                                   -------------------------     ------------------------
        Total other income
                                                            151,741                        523,984
                                                   -------------------------     ------------------------


Income before provision for income taxes                    309,866                        104,560


Provision for income taxes                                       --                             --
                                                   -------------------------     ------------------------

Net income                                         $        309,866              $         104,560
                                                   =========================     ========================


Basic income per common share                      $           0.01              $            0.00
                                                   =========================     ========================


Diluted income per common share                    $           0.00              $            0.00
                                                   =========================     ========================
Basic weighted average

     common shares outstanding                           35,163,217                     23,080,116
                                                   =========================     ========================
Diluted weighted average

     common shares outstanding                           72,572,835                     29,134,969
                                                   =========================     ========================



           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        Prepaid
                                                                                        Consulting
                                                                                        Services
                                               Common Stock              Additional     Paid in                        Total
                                              -------------              Paid-in        Common        Accumulate       Stockholders'
                                                 Shares       Amount    Capital         Stock         Deficit          Equity
                                              -----------  -----------  -----------   -----------      -----------    -----------

Balance, December 31, 2001                    18,590,172     $18,590   $ 7,592,371    $        --       $(6,628,171)    $ 982,790

Issuance of common stock in January
  2002 for due to related parties,
  $0.13 per share                              3,961,166       3,961       510,990             --                --       514,951


Issuance of common stock in February
  2002 for stock payable to Cashlink
  International, Inc., $0.48
  Per share                                       80,000          80        38,320             --                --        38,400

Cancellations of shares in April
  2002 previously issued to consultants
  in December 2001                              (300,000)       (300)          300             --                --


Issuance of common stock June
  2002 for consultant services (including
  accounts payable of $4,364),
  $0.12 per share                                 65,000          65         7,540             --                --         7,605


Issuance of common stock in June
  2002 for employee services,
  $0.05 per share                              1,264,400       1,264        67,013             --                --        68,277


Issuance of common stock in July 2002
  For consulting services                        100,000         100        14,900             --                --        15,000

Issuance of common stock in August
  2002 for exercise of stock options,
  $0.14 per share                                  5,000           5           670             --                --           675

Cancellations of shares in August
  2002 previously issued to directors
  in January 2002 for due to related
  parties                                     (1,020,000)     (1,020)        1,020             --                --            --


Issuance of common stock in September
  2002 for consulting services,
  weighted average price of $0.08                313,410         313        25,758             --                --        26,071

Issuance of common stock in October
  2002 for consulting services,
  weighted average price of $0.13                219,000         219        29,091             --                --        29,310

Issuance of common stock in December
  2002 for prepaid consulting services,
  $0.07 per share                                250,000         250        17,250        (17,500)               --            --

Net Income                                            --          --            --             --           104,560       104,560
                                             -----------   ----------   ----------     -----------      -----------   -----------
Balance, December 31, 2002                    23,528,148     $23,527    $8,305,223       $(17,500)      $(6,523,611)  $ 1,787,639
                                             ===========   ==========   ==========     ===========      ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                      Prepaid
                                    Common Stock                                    Consulting
                              ---------------------------    Additional              Services                             Total
                                                             Paid-in    Common Stock  Paid in       Accumulated       Stockholders'
                                  Shares      Amount         Capital     Payable    Common Stock      Deficit            Equity
                             ------------   -----------   ------------ ------------ ------------- ---------------  ----------------
Cancellation of shares
 in March 2003,
 previously issued
 for an aqcuisition              (655,000)        (655)          655          --            --             --                --

Shares on administrative
  hold andoutstanding           1,000,000        1,000        (1,000)         --            --             --                --

Cancellation of related
 party debt May 2003                                          45,000          --            --             --             45,000

Issuance of common stock
 in June 2003 in exchange
 of related party debt
 cancellation                   1,000,000        1,000        49,000          --            --             --             50,000

Issuance of common stock
 in June 2003 related to
 Private Placement 1 at
 $0.05
 per share                      8,110,000        8,110       385,734          --            --             --            393,844

Issuance of common stock
 in July 2003
 related to Private
 Placement 1 at   $0.05
 per share                      4,100,000        4,100       185,011          --            --             --            189,111

Issuance of common stock
 in July 2003
 for finders fee relating
 to Private
 Placement 1                      385,000          385          (385)         --            --             --                --

Cancellation of related party
 debt September 2003                --             --          6,295          --            --             --              6,295


Issuance of common stock in
 September 2003
 for finders fee relating
 to Private
 Placement 1                       70,000           70           (70)         --            --             --                --

 Purchase of Docutel contract
 in October,
 2003                             750,000          750       424,734          --            --             --            425,484

Issuance of common stock
 in November 2003
 related to Private
 Placement 2 at
 $0.25
 per share                      1,430,000        1,430       341,070          --            --             --            342,500

Issuance of common stock
 in December 2003
 related to Private
 Placement 2 at
 $0.25
 per share                      6,550,000        6,550     1,500,802          --            --             --          1,507,352

Issuance of common stock
 in December 2003
 on exercise of employee
 stock
 options, $0.135
 per share                          4,500            5           628          --            --             --                633


Issuance of common stock
 in December 2003
 on exercise of employee
 stock
 options, $0.18
 per share                         10,000           10         1,790          --            --             --              1,800

Current year reclassificaiton
 of prepaid
 consulting
 services into accounts
 receivable                          --           --            --            --        17,500             --             17,500

Issuence of Stock options in
 December 2003 based upon fair
 value  black - scholes model        --           --          12,675          --           --              --             12,675


Funds received on December
 31, 2003
 shares have not been
 issued                              --           --            --          32,500         --             --             32,500


Net income                           --           --            --            --           --          309,866          309,866
                             ------------   -----------   ------------ ------------ ------------- ---------------  ----------------

Balance, December 31, 2003   $ 46,282,648    $  46,283   $11,257,161       $32,500   $     --      $(6,213,514)    $  5,122,429
                             ============   ===========  ============  ============ ============= ===============  ================

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the year ended            For the year ended
                                                                 December 31, 2003             December 31, 2002
                                                                 ----------------              ----------------
Cash flows from operating activities:

     Net income                                                       $  309,866                    $   104,560
     Adjustments to reconcile net income to net
      cash provided by operating activities:

        Stock based compensation                                          12,675                        141,899

        Depreciation and amortization                                    790,795                      1,064,703

        Loss on sale of fixed assets                                       --                            32,956

        Settlement income/Cancellation of debt                          (261,023)                      (276,305)
     Changes in operating assets and liabilities:

        Change in automated teller machine vault cash                    (35,002)                     2,361,430

        Change in accounts receivable                                   (169,082)                       168,708

        Change in prepaid expenses and other current assets              (29,251)                       (87,830)

        Change in other assets                                            20,204                        (26,520)

        Change in accounts payable and accrued liabilities              (325,264)                      (335,472)

        Change in automated teller machine vault cash payable             35,002                     (2,361,430)

        Change in due to related parties                                (161,152)                       (52,000)
                                                                 ----------------               ----------------
           Net cash provided by operating activities
                                                                         187,768                        734,699
                                                                 ----------------               ----------------
Cash flows from investing activities:

     Purchase of fixed assets                                           (537,904)                      (105,050)

     Proceeds from sale of fixed assets                                     --                           80,300
                                                                 ----------------               ----------------
           Net cash used in investing activities                        (537,904)                       (24,750)
                                                                 ----------------               ----------------
Cash flows from financing activities:

     Proceeds from issuance of common stock                            2,467,971                            675

     Proceeds form borrowing on notes payable - related parties            --                           100,000

     Principal payments on notes payable                                 (31,583)                       (32,643)

     Principal payments on notes payable - related parties              (130,019)                       (63,584)

     Principal payments on capital lease obligations                    (240,722)                      (852,851)
                                                                  ----------------              ----------------
           Net cash provided by (used in) financing activities         2,065,647                       (848,403)
                                                                  ----------------              ----------------


Increase/(decrease) in cash                                            1,715,511                       (138,454)


Cash, beginning of year                                                  116,568                        255,022
                                                                  ----------------              ----------------


Cash, end of year                                                     $1,832,079                       $116,568
                                                                  ================              ================
Supplemental disclosure of cash flow information:

     Cash paid for income taxes                                       $    --                          $   --
                                                                  ================              ================
     Cash paid for interest

                                                                      $   98,082                       $104,923
                                                                  ================              ================

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the year ended              For the year ended
                                                         December 31, 2003                December 31, 2002
                                                         ----------------                  ---------------
Supplemental schedule of non-cash investing and financing activities:

Issuance of 3,961,166 shares of common stock in
satisfaction of due to related parties                   $       --                        $      514,951
                                                         ===============                   ===============
Issuance of 80,000 shares of common stock in
satisfaction of


     stock payable to Cashlink International             $      --                         $       38,400
                                                         ===============                   ===============
Issuance of 65,000 shares of common stock for accounts


     payable (excluding services of $3,241)              $      --                         $        4,364
                                                         ===============                   ===============
Issuance of 250,000 shares of common stock for prepaid


     consulting services                                 $      --                         $       17,500
                                                         ===============                   ===============
Issuance of 750,000 shares of common stock for the
purchase of

     Docutel contract for clearinghouse services         $       425,484                   $         --
                                                         ===============                   ===============
Issuance of 1,000,000 shares of common stock related
to

     exchange of related party debt                      $        50,000                   $         --
                                                         ===============                   ===============
Cancellation of related party debt with a grant of

     1,000,000 warrants exercisable at $0.10             $        45,000                   $         --
                                                         ===============                   ===============
Issuance of 455,000 shares of common stock related to
finder's

     fee for acquisition of common stock.                $        22,750                   $         --
                                                         ===============                   ===============
Cancellation of 655,000 shares of common stock


                      previously issued                  $           655                   $         --
                                                         ===============                   ===============
Debt cancellation of notes payable related parties
                                                         $       243,981                   $         --
                                                         ===============                   ===============


Debt cancellation of notes payable                       $        17,042                   $         --
                                                         ===============                   ===============

Debt cancellation of related party debt
of principal shareholder                                 $         6,925                   $         --
                                                         ===============                   ===============

           See Accompanying Notes to Consolidated Financial Statements

1. Description of businesS and summary of significant policies

     Description of business - Global Axcess Corp., through its wholly owned subsidiaries, is an automated teller machine ("ATM") network and processing consolidator that plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and, deployment of enhanced non-banking ATM consumer products worldwide.

     Global Axcess Corp (referred to as the "Company") was incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until June 2001, when it changed its name to Global Axcess Corp. Global Axcess Corp is a holding company which conducts all of its operations through its wholly owned subsidiaries.

     On October 12, 2003, the Company started Axcess Technology Corporation to develop software products to be sold for ATM management and transaction processing. They added an office in South Africa to help with the development.

     On October 24, 2003, the Company started Electronic Payment & Transfer, Corp. to continue the development of card based products initiated under the Company's subsidiaries. These products include payroll cards, debit cards and management of a purchased contract for the Community Technology Network Program (CTNP). The CTNP program was developed by Worldwide Communications Group, Inc. to assist housing authorities and their residents with registration, technology and other benefits. The CTNP's main focus is assisting the U.S. Housing and Urban Development Department with communications and registration of the housing residents. The contract was purchased on October 8, 2003 from Docutel, Corp. for 750,000 shares of the Company's common stock and 500,000 stock options exercisable at the then current market price of $0.35 per share.

     Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Merchant contract concentration - The Company contracts the locations for its machines with various merchants. As of December 31, 2003, the Company has approximately 1,438 active machines, of which approximately 670 machines are contracted through a single merchant. Revenues from these merchants represent approximately 69.4% of total transaction fees.

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

     Revenue recognition - Transaction service and processing fees are recognized in the period that the service is performed. The Company receives service fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks. The Company records all fees for the entire amount of fees to be received from the transaction for both the ATMs owned and managed by the Company. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. Software sales and services are recorded when complete, shipped and invoiced.

     Fixed assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

     Goodwill - In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

     Intangible assets - The Company's intangible assets are made up of contracts with economic contract lives. The contracts are amortized over the economic lives of the contracts.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets a for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is no recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. During the year ended December 31, 2003, the Company determined that there were no long-lived assets that were impaired.

     Fair value of financial instruments - The carrying amounts of the Company's long-term liabilities approximate the estimated fair values of the at December 31, 2003. The carrying values of all other financial instruments approximate their fair value.

     Earnings per share - Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

     Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

     Segment information - The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates under one segment.

     Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2003 and 2002.

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

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                           2003            2002
                                                                       --------------  -------------
                  Net income, as reported                              $     309,866   $     104,560
                  Add: Stock-based employee compensation
                   expense included in reported income (loss),
                   net of related tax effects                                     --              --
                  Deduct: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                               (673,752)       (504,617)
                                                                       --------------  --------------
                  Pro forma net (loss)                                 $    (363,886)  $    (400,057)
                                                                       ==============  ==============
                  Net income/(loss) per common share
                  Basic and diluted income, as reported                $        0.01   $        0.00
                                                                       ==============  ==============
                  Basic and diluted (loss), pro forma                  $       (0.01)  $       (0.02)
                                                                       ==============  ==============

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

     Recent accounting pronouncements -

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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


2. ACQUISITIONS OF ASSETS

     On October 8, 2003 the Company purchased all rights and obligations of a Clearinghouse Services contract. The Company issued 750,000 shares of common stock and 500,000 common stock options at an exercise price of $0.35, the then current market value as of the close of the signing of the purchase, from Docutel Services Corp. The total book value of the contract purchase is $425,484 and the purchase price is being amortized over the life of the contract or 84 months. Docutel Services Corp. is eligible to receive additional stock options based upon certain performance goals outlined in the asset purchase agreement. If certain volumes are not met, then the Company will be eligible to receive all shares and options back.

3.   Fixed assets

     Fixed assets consist of the following as of December 31, 2003:

         Automated teller machines                                                      $      3,421,080
         Furniture and fixtures                                                                    6,698
         Computers, equipment and software                                                       791,231
         Automobiles                                                                              30,152
         Leasehold equipment                                                                      13,454
                                                                                        ----------------
                                                                                               4,262,615
         Less: accumulated depreciation and amortization                                       2,421,822
                                                                                        ----------------

         Fixed assets, net                                                              $      1,840,792
                                                                                        ================

4. INTANGIBLE assets

     Intangible assets consist of the following as of December 31, 2003:

         Goodwill                                                                       $      1,311,195
         Merchant contracts                                                                    1,503,884
                                                                                        -----------------
                                                                                               2,815,079
         Less: accumulated amortization                                                         (502,153)
                                                                                        -----------------

         Intangible assets, net                                                         $      2,312,926
                                                                                        =================

5. AUTOMATED TELLER MACHINE VAULT CASH PAYABLE

     Automated teller machine vault cash payable consists of funds collected through providing network and switching services for ATMs. Additionally, these funds have been reported as automated teller machine vault cash payable on the balance sheet with offsetting automated teller machine vault cash at December 31, 2003. As of December 31, 2003, automated teller machine vault cash payable of $298,705 consists of cash collected through network and switching services, payable to various third-parties. The cash is secured with a proportionate share of the automated teller machine vault cash, bearing no interest and due on demand.

     During 2002, the Company paid $1,900,000 of a $2,000,000 promissory loan, recorded as vault cash payable, provided by Cardservice International, Inc. (former parent company of Nationwide Money Services, Inc. now stockholder of Global Axcess Corp.). Two other notes were combined during 2002 leaving a balance as of December 31, 2002 of $209,129. $100,000 was paid on the balance in April 2003, and the balance of the loan with added accrued interest was converted to a promissory note in the amount of $117,709 at 8% interest. This note is included with notes payable - related parties (See
     Note 6).

6. NOTES PAYABLE - RELATED PARTIES

     As of December 31, 2003, notes payable - related parties consist of the following:

         Promissory note in the amount of $218,981 from a stockholder, unsecured, payable inmonthly principal and interest installments of $3,000,
         bearing an annual interest rate of 11%, and due June 2013                       $          210,432

         Promissory note of $117,709 provided by Cardservice International, Inc.
         (former parent company of Nationwide Money Services, Inc.
         now shareholder of Global Axcess Corp.), secured with
         the Company's assets, principal and interest payments with
         installments at $3,528 and interest at 8%, due June 2006                                   112,659
                                                                                         ------------------
                                                                                                    323,091
         Less: amounts due within one year                                                           48,320
                                                                                         ------------------

         Long-term portion of note payable                                               $          274,771
                                                                                         ==================

     As of December 31, 2003, principal payments on the notes payable are as follows:

         2004                                                                            $          48,320
         2005                                                                                       54,878
         2006                                                                                       47,120
         2007                                                                                       18,723
         2008                                                                                       20,889
         Thereafter                                                                                133,161
                                                                                         ------------------
                                                                                         $         323,091
                                                                                         ==================

7. NOTES PAYABLE

     As of December 31, 2003, notes payable consist of the following:

         In 2000 a promissory note of $50,000 from an individual, unsecured, payable in monthly installments of principal and interest installments of $1,982, bearing an annual interest rate of 15%, and due
         upon demand                                                                    $         40,000



         Less: amounts due within one year                                                        40,000
                                                                                        ------------------

         Long-term portion of notes payable                                             $              0
                                                                                        ==================

8. CAPITAL LEASE OBLIGATIONS

     The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $316,769 require minimum monthly lease payments ranging from $198 to $6,732 with interest rates ranging between 9.58% and 17.00%. The future minimum lease payments required under capital lease obligations as of December 31, 2003, are as follows:

                  2004                                                                  $          165,484
                  2005                                                                             126,428
                  2006                                                                              71,747
                                                                                        ------------------
                                                                                                   363,659
                  Less: amount representing interest                                                56,960
                                                                                        ------------------
                  Present value of minimum lease payments                                          306,699
                  Less: current portion of capital lease obligations                               105,111
                                                                                        ------------------

                                                                                        $          201,588
                                                                                        ==================

     Equipment leased under capital leases as of December 31, 2003, totals $1,000,749, which is net of accumulated depreciation of $605,813.

9. CONSULTING AND EMPLOYMENT AGREEMENTS

     During January 2002, the Company entered into consulting agreements with several directors, including an agreement with the Chairman as of the date of the agreement, and the President, which provided each person compensation of $7,500 a month. The agreement with the Chairman and President required them to raise $1,000,000 of capital for the Company by May 1, 2002. If the Chairman and President were unable to raise such amounts; one half of their monthly compensation of $7,500 was to be deferred until such capital is raised. On April 29, 2002 the President's consulting agreement was converted to a two-year employment agreement. The Chairman resigned from the board of directors on June 1, 2002. The Company entered into an agreement with the Chairman wherein he was paid $4,000 per month for twelve months concluding May 1, 2003, he is restricted to selling no more than 4,000 shares per week for the same twelve month period subject to Rule 144 requirements. Accordingly, the Chairman has relinquished any claims to prior contracts or agreements.

     The Company has the following employment contracts with several executive officers:

     The Chief Executive Officer(CEO) has a two year employment contract from November 1, 2001 to December 31, 2003, which has been extended for two additional years until December 31, 2005 under Board and the CEO's's approval. The agreement provides the CEO with the following compensation: an annual salary of $220,000; an annual bonus to be determined and awarded by the Compensation Committee; a signing bonus of 1,322,250 shares of restricted stock; and a 12 month severance agreement.

     The President has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years until April 29, 2006 under Board and the President's approval. For performance as a director and officer, the Company will compensate the President with the following: an monthly salary of $7,500 per months, which has been increased to $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee.

     The Executive Vice-President has a two year employment contract from July 1, 2003 to December 31, 2005. For performance as an executive vice-president, the Company will compensate the Executive Vice-President with the following: an annual salary of $135,000 and a commission plan based on certain goals of the Company.

10. COMMON STOCK

     As of December 31, 2002, the Company had issued 1,000,000 shares of the Company's common stock to an individual which have been placed on an administrative hold by the stock transfer agent. Currently, the Company is attempting to have these shares returned and cancelled.

     During the first quarter ending March 31, 2003, under a settlement agreement with two individuals 655,000 shares of the Company's stock were transferred back to the Company and subsequently cancelled during the second quarter ended June 30, 2003.

     During the second quarter ending June 30, 2003, the Company had issued a Private Placement Offering, whereby the Company offered units at a price of $.05 per unit with each unit consisting of one share of common stock and one common stock purchase warrant. The offering closed in July 2003. The amount of shares subscribed to totaled 12,210,000, as of September 30, 2003, of which $610,500 was received in cash, of which $21,251 and 455,000 shares of stock valued at $22,750 were issued as payment of fees.

     Also during the second quarter, 1,000,000 shares of stock previously on hold with the transfer agent, pending a legal claim, were released.

     Also during the second quarter, $50,000 of debt due to a related party was exchanged for 1,000,000 shares of the Company's common stock, valued at the fair market value on the date of the exchange.

     During the third and fourth quarter fiscal year 2003, the Company had issued a second Private Placement Offering, whereby the Company offered units at a price of $.50 per unit with each unit consisting of two shares of common stock and one common stock purchase warrant. The offering closed subsequent to December 31, 2003. The amount of shares subscribed to totaled 7,980,000, as of December 31, 2003, of which $1,995,000 was received in cash, of which $145,147 was paid in fees.

     Purchase of Contract -- In October 2003, the Company purchased the Clearinghouse Services Agreement from Docutel Corporation for 750,000 shares of the Companies common stock and 500,000 stock purchase options exercisable at $0.35. Under this Agreement the Company will be responsible to collect data from various vendors that are providing product for a prepaid debit card that will be issued to members of the Community Technology Network Program (CTNP). Additionally the Company will be responsible to collect the fees charged by the vendors to the cardholders and to disburse the funds once collected to the vendors. The CTNP is a program that is marketing various services as well as the prepaid debit card to people who reside in the Department of Housing and Urban Development sponsored housing. The Company earns a monthly fee on each active card as well as additional fees based on the usage of the card by the resident.

     During the fourth quarter of fiscal year 2003, two employees exercised stock options totaling 14,500 shares for a total cash payment of $2,408.

11.  NET INCOME PER COMMON SHARE

     The calculation of basic net income per common share and diluted net income per sommon share is presented below:

                                                                                   2003             2002
                                                                                   -----         -------
     Basic income per common share computation:
         Net income                                                                $309,866        $104,560

         Basic average common shares outstanding                                 35,163,217      23,080,116
                                                                                ----------------------------

         Basic income per common share                                                $0.01           $0.00
                                                                                ----------------------------

     Diluted income per common share computation:

         Net income                                                                $309,866        $104,560

         Diluted average common share outstanding                                72,572,835      29,134,969

         Diluted net income per common share                                          $0.00           $0.00
                                                                                ----------------------------

12.  STOCK OPTIONS AND Warrants

     Stock options - During the years ended December 31, 2003 and 2002, the Company granted stock options totaling 6,197,000 and 2,370,000 shares of its common stock, with a weighted average strike price of $0.32 and $0.77 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company's stock options activity under compensation plans:

                                                                              Number        Weighted
                                                                               Of            Average
                                                                             Options      Exercise Price
                                                                       ---------------- ----------------
         Balance, December 31, 2001                                          6,978,500  $           0.55
              Options granted                                                2,370,000              0.18
              Options canceled                                             (4,500,000)              0.15
              Options expired                                                (577,000)              0.46
              Options exercised                                                (5,000)              0.14
                                                                       ---------------- ----------------

         Balance, December 31, 2002                                          4,266,500  $           0.77
              Options granted                                                6,197,000              0.32
              Options canceled                                                      --                --
              Options expired                                                (614,000)              0.18
              Options exercised                                               (14,500)              0.17
                                                                       ---------------  ----------------

         Balance, December 31, 2003                                          9,835,000  $           0.52
                                                                       ===============  -===============

Pro forma disclosure - Pro forma information regarding net income and net earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                                            2003              2002
                                                                     -----------------  ----------------
         Weighted-average risk free interest rate                           1.42%             3.77%
         Expected life of option (years)                                     2.0               2.0
         Expected stock volatility                                          57.2%           224.16%
         Expected dividend yield                                            0.00%             0.00%

The following table summarizes information about options outstanding and exercisable at December 31, 2003:

                                                                                    Shares Underlying
                              Shares Underlying Options Outstanding                Options Exercisable
                                            Weighted
                           Shares            Average                            Shares
                         Underlying         Remaining        Weighted         Underlying        Weighted
         Exercise          Options         Contractual        Average           Options          Average
           Price         Outstanding          Life        Exercise Price      Exercisable    Exercise Price
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     $0.07   - $0.50      7,995,000        3.86           $    0.26             732,914      $    0.26
      0.51   -  4.00      1,840,000        1.98                1.55           1,840,000           1.55
     ---------------  ----------------  ---------------   ---------------  ---------------   ---------------
     Total                9,835,000        2.81 years     $    0.53           2,572,914      $    0.79
     =====          ==================  ===============   ===============  ===============   ===============

                        Exercise Price
                      Equals, Exceeds or
        Number of     is Less Than Mkt.   Weighted                           Weighted
   Remaining Options   Price of Stock      Average           Range of         Average
          Granted       on Grant Date    Exercise Price    Exercise Price    Fair Value
     ---------------  ----------------  ---------------   ---------------  ---------------
                  --       Equals       $            --   $            --  $            --
           1,840,000       Exceeds                 1.55              4.00             1.55
           7,995,000      Less Than                0.26              0.35             0.26
     ---------------                    ---------------   ---------------  ---------------
           9,835,000                    $          0.52   $          0.52  $          0.52
     ===============                    ===============   ===============  ===============

     Stock warrants. The following table summarizes the Company's stock warrant activity:

                                                                             Number        Weighted
                                                                               Of           Average
                                                                            Warrants     Exercise Price
                                                                       ---------------  ----------------
         Balance, December 31, 2001                                          1,783,316  $           7.49
              Warrants granted
              Warrants canceled                                                     --                --
              Warrants expired                                               (450,000)              2.50
              Warrants exercised                                                    --                --
                                                                       ---------------  ----------------

         Balance, December 31, 2002                                          1,333,316  $           9.17
                                                                       ---------------  ----------------
              Warrants granted                                              34,225,000              0.39
              Warrants canceled                                                     --                --
              Warrants expired                                                      --                --
              Warrants exercised                                                    --                --
                                                                       ---------------  ----------------

         Balance, December 31, 2003                                         35,558,316  $           0.72
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

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2003:

                                                                                    Shares Underlying
                              Shares Underlying Warrants Outstanding              Warrants Exercisable
                                            Weighted
                           Shares            Average                            Shares
                         Underlying         Remaining        Weighted         Underlying        Weighted
                          Warrants         Contractual        Average          Warrants          Average
      Exercise Price     Outstanding          Life         Exercise Price    Exercisable       Exercise Price
     -----------------  --------------  ---------------   ---------------  --------------    ---------------
     $     0.72          35,558,316         4.2 years     $    0.72           35,558,316     $    0.72
     =================  ==============  ===============   ===============  ===============   ===============

13. RELATED PARTY TRANSACTIONS

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

     In May 2003, the Company issued 600,000 shares of its common stock to a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $30,000.

     In June 2003, the Company issued 1,000,000 shares of its common stock to a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $50,000 offsetting an equal amount of debt currently owed to the Company.

     In June 2003, the Company issued 400,000 shares of its common stock to a stockholder, and officer of the Company, through a Private Placement Offering in an amount of $20,000.

     In June 2003, the Company issued 200,000 shares of its common stock to a stockholder, officer and director of the Company, through a Private Placement Offering in an amount of $10,000.

     In June 2003, the Company issued 100,000 shares of its common stock to a stockholder, and officer of the Company, through a Private Placement Offering in an amount of $5,000.

     In June 2003, the Company issued 100,000 shares of its common stock to a stockholder and director of the Company, through a Private Placement Offering in an amount of $5,000.

     In June 2003, the Company issued 400,000 shares of its common stock to a stockholder and director of the Company, through a Private Placement Offering in an amount of $20,000.

     In July 2003, the Company issued 400,000 shares of its common stock to a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $20,000.

     As of December 31, 2003, the Company had an unsecured promissory note in the amount of $210,432 outstanding payable to a stockholder of the Company. The note bears interest in the amount of 11% and is due in June 2013. In addition, as of December 31, 2003, the Company had a secured promissory note outstanding in the amount of $112,659 payable to Cardservices International, Inc., the former parent company of Nationwide Money Services, Inc., and is presently a shareholder of the Company. The note bears interest in the amount of 8%, is secured by the Company's assets.

14.  Other income

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

15.  Commitments and contingencies

     Leased facilities - During March 2003, the Company renewed the operating lease for its facilities under a non-cancelable operating lease. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent expense during the years ending December 31, 2003 and 2002 was $119,613 and $119,983, respectively.

     Future minimum rental payments required under the operating lease for the office facilities as of December 31, 2003, are as follows:


         2004                                                           184,383
         2005                                                           189,915
         2006                                                            47,827
                                                                ----------------

                                                                $       422,125
                                                                ================

     Legal proceedings - On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,400,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company is seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. A settlement has been reached with Richard Weed and Weed & Co. during February, 2004. The settlement arrangements are confidential and resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position as of December 31, 2003.


     During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has offered to pay $19,815 plus BSA attorney fees. The Company's management believes that potential losses resulting from the resolution of this matter will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. There have been no changes in the status of threatened infringement.

     During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company (through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. During February, 2004, the Company, Jimmy Tallent and Mr. Duggal settled the claim. As of December 31, 2003, the Company has reserved in the financial statements, for the amount of its settlement, which will not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

     During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. Although it cannot provide assurance, the Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. Subsequent to the year ended December 31, 2003 the Company has negotiated settled the claim with no obligation to the Company. The settlement will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     Forgiveness of debt on note payable - related parties - During April 2003, the Company negotiated with a less than 5% stockholder to reduce their note payable owed, from $487,962 to $243,981. Pursuant to the note payable agreement, a payment of $30,000 was made during April 2003 with the remaining balance due in monthly principal and interest installments of $3,000 through April 2013. The note payable is unsecured and bears an interest rate of 11%.

     Foregiveness of debt on notes payable - During April 2003, the Company negotiated with an individual to reduce their note payable from $34,083 to $17,042. This balance was paid in April 2003.

     Negotiation for forbearance with a related party - The Company has entered into an agreement with Cardservice International, Inc. to change the terms of its note payable. During the period of renegotiation, payments on the note payable were in forbearance. As of December 31, 2003, the remaining balance owed to Cardservice International, Inc. is $112,659, which will be repaid over 36 months with an interest rate of 8%.

     Extension of Food Lion contract - As of September 2003, the Company has renegotiated its current contract with Food Lion and has extended the contract another 4.5 years until April 2011.

     16. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                                                   2003             2002
                                                                                ------------   ------------
     Currently payable:
         Federal                                                                $  130,515      $  79,615
         State and local                                                            21,113         12,879
                                                                                ------------   ------------
                  Total Current Liability                                          151,627          2,494
                                                                                ------------   ------------
     Deferred:
         Federal                                                                    24,637          7,873
         State and local                                                             3,985          1,274
                                                                                ------------   ------------
                  Total Deferred Liability                                          28,623          9,147

     Total Tax Liability                                                        $  180,250      $ 101,641

     Valuation Allowance from NOL Carryforwards:

     Current and Deferred Tax Assets                                            $(180,250)     $ (101,641)
                                                                                ------------   ------------
     Net Deferred Tax Liability                                                 $       0      $        0
                                                                                ============   ============

     As of December 31, 2003, the Company has available net operating loss carryforwards that will expire in various periods through 2021. The Company has used $456,329 and $257,320 of the NOL carryforwards during fiscal years 2003 and 2002, respectively, to offset earnings during those years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for a partial tax benefit of the operating loss carryovers due to the uncertainty regarding realization.


     17.  SUBSEQUENT EVENTS

     During January 2004, the Company closed the 2nd Private Placement Offering for a total raise of $2,465,000 and issued 9,860,000 shares of common stock and 19,720,000 warrants exercisable at different prices ranging from $0.35 to $1.25.

     Also during January, the Company closed on a 3rd Private Placement Offering for a total raise of $3.5 million and issued 14,000,000 shares of common stock and 28,000,000 warrants exercisable at different prices ranging from $0.35 to $1.25

     During February 2004, the Company closed on a Regulation S offering from European investors with a total raise of $1,078,500 and issued 4,314,000 shares of common stock and 8,628,000 warrants exercisable at different prices ranging from $0.35 to $1.25.

     On February 1, 2004, the Company acquired approximately 900 ATM Merchant processing agreements for $3.9 million with contract lives of approximately 40 months.

     During March 2004, the Company called warrants from the 2nd Private Placement Offering during 2003. The call raised approximately $2,000,000.

     On March 12, 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges that the Company owes to Mr. Collins amounts due under an employment agreement as follows: compensation, bonuses and other benefits of approximately $316,915; performance of the contract for provisions in regards to the Company's stock and stock options in the amount of approximately 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share. The Company believes that this claim is unfounded. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.