Form 10QSB
period 2004-03-31
GLOBAL AXCESS CORP
filed 2004-05-17
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK  ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three months ended March 31, 2004
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 6 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes /X/     No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. {X}



As of May 12, 2004, the Issuer had 87,842,227 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).


                           TABLE OF CONTENTS                                          Page No.

PART  I                FINANCIAL INFORMATION


  Item  1.  Financial Statements                                                           4
  Item  2.  Management's Discussion and Analysis or Plan of Operation                     16
  Item  3.  Controls and Procedures                                                       29

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                                             30
  Item  2.  Changes in Securities.                                                        30
  Item  3.  Defaults Upon Senior Securities.                                              32

  Item  4.  Submission of Matters to a Vote of Security Holders.                          32

  Item  5.  Other Information.                                                            32


  Item  6.  Exhibits and Reports on Form 8-K.                                             32

SIGNATURES                                                                                34

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2004. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS
Current assets
              Cash                                                  $ 4,535,822
              Automated teller machine vault cash                       277,362
              Accounts receivable, net                                  632,447
              Note receivable                                           190,000
              Prepaid expense and other current assets                  122,523
                                                               -----------------
                          Total current assets                      $ 5,758,154

Fixed assets, net                                                     1,944,573

Other assets
              Intangible assets, net                                  6,140,726
              Other assets                                               36,979

                                                               -----------------
Total assets                                                       $ 13,880,432
                                                               =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
              Accounts payable and accrued liabilities                $ 789,590
              Automated teller machine vault cash payable               277,362
              Notes payable-related parties - current portion            13,855
              Capital lease obligations - current portion                85,416
                                                               -----------------
                          Total current liabilities                   1,166,223

Long-term liabilities
              Notes payable-related parties - long-term portion         193,693
              Capital lease obligations - long-term portion             170,484
                                                               -----------------
Total liabilities                                                     1,530,400
                                                               -----------------

Commitments and contingencies

Stockholders' equity
    Preferred stock $0.001 par value; 25,000,000 shares
                authorized, 0 shares issued and outstanding                  -
    Common stock; $0.001 par value; 225,000,000 shares authorized,
       80,515,438 shares issued and outstanding                          80,515
    Additional paid-in capital                                       16,426,371
    Common stock to be issued                                         1,966,490
    Accumulated deficit                                              (6,123,344)
                                                               -----------------
                          Total stockholders' equity                 12,350,032

                                                               -----------------
Total liabilities and stockholders' equity                         $ 13,880,432
                                                               =================


      See Accompanying Notes to Condensed Cosolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                     2004             2003
                                                ---------------------------------

Revenues                                            $ 2,800,481      $ 2,447,877

Cost of revenues                                      1,577,667        1,634,212
                                                ---------------------------------
               Gross profit                           1,222,814          813,665
                                                ---------------------------------

Operating expenses
              Depreciation and amortization             300,331          209,569
              General and administrative                811,172          694,266
                                                 --------------------------------
                          Total operating expenses    1,111,503          903,835
                                                ---------------------------------

Income/(loss) from operations                           111,311          (90,170)
                                                ---------------------------------
Other expense
              Interest expense                           21,141           25,693
                                                 --------------------------------
                          Total other expense            21,141           25,693
                                                ---------------------------------
Income/(loss) before provision for income taxes          90,170         (115,863)

Provision for income tax benefit                              -           39,000
                                                ---------------------------------
Net Income/( loss)                                     $ 90,170        $ (76,863)
                                                =================================

 Basic income/(loss) per common share                    $ 0.00          $ (0.00)
                                                =================================

 Basic weighted average common shares outstanding    63,304,477       23,528,148
                                                =================================

 Full diluted income/(loss) per common share             $ 0.00
                                                ================

 Fully diluted weighted average common shares        91,675,964
                                                ================

>

      See Accompanying Notes to Condensed Cosolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                      March 31, 2004        March 31, 2003
                                                                   --------------------------------------------

Cash flows from operating activities:
      Net income/(loss)                                                        $ 90,170              $ (76,863)
      Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                       300,331                209,569
      Changes in operating assets and liabilities:
            Change in automated teller machine vault cash                       (21,343)              (548,650)
            Change in accounts receivable                                      (181,771)                (6,997)
            Change in prepaid expenses and other current assets                  (5,431)                26,843
            Change in other assets                                              (14,998)               (38,500)
            Change in accounts payable and accrued liabilities                    6,264                (52,725)
            Change in automated teller machine vault cash payable                21,343                548,650
            Change in due to related parties                                         --                (16,500)
                                                                   --------------------------------------------
                    Net cash provided by operating activities                   194,565                 44,827
                                                                   --------------------------------------------

Cash flows from investing activities:
      Purchase of fixed assets                                                 (291,911)                (1,253)
      Note receivable issued for loan                                          (190,000)                    --
      Purchase of contracts                                                  (3,940,000)                    --
                                                                   --------------------------------------------
                   Net cash used in investing activities                     (4,421,911)                (1,253)
                                                                   --------------------------------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  5,203,442                     --
      Proceeds from common stock to be issued                                 1,933,990                     --
      Principal payments on notes payable                                       (40,000)                (1,000)
      Principal payments on notes payable - related parties                    (115,544)                    --
      Principal payments on capital lease obligations                           (50,799)               (68,505)
                                                                   --------------------------------------------
        Net cash provided by (used in) financing activities                   6,931,089                (69,505)
                                                                   --------------------------------------------

Increase/(decrease) in cash                                                   2,703,743                (25,931)

Cash, beginning of period                                                     1,832,079                116,568
                                                                   --------------------------------------------

Cash, end of period                                                         $ 4,535,822               $ 90,637
                                                                   ============================================

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                                   $ --                   $ --
                                                                   ============================================
      Cash paid for interest                                                   $ 31,141                $ 6,971
                                                                   ============================================


      See Accompanying Notes to Condensed Cosolidated Financial Statements


Supplemental schedule of non-cash investing and financing activities:
       Issuance of 430,126 shares of common stock related to finder's
                                                                                      -----------------------
                fee for acquisition of common stock.                                                $ 107,532
                                                                                      =======================

       Issuance of 12,853,485 shares of common stock related to
                                                                                      -----------------------
                exchange of exercise of cashless warrants at $0.10                                $ 1,285,349
                                                                                      =======================

      See Accompanying Notes to Condensed Cosolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Global Axcess Corp. ("the Company").

     The interim condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp. and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Earnings Per Share
     Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see the table below:

                                                           Three Months Ended
                                                            March 31, 2004
                                                      -----------------------
Basic weighted average common shares outstanding                  63,304,477

Add: Dilutive common stock equivalents                            28,371,487
                                                      -----------------------
Fully diluted weighted average common shares                      91,675,964
                                                      =======================

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                            Three months ended March 31,
                                                                 2004            2003
                                                            -------------  -------------
       Net Income, as reported                              $     90,170   $   (76,863)
       Deduct: Stock-based employee compensation
        expense included in reported loss,
        net of related tax effects                                    --            --
       Add: Total stock-based employee
        compensation expense determined under
        fair value based methods for all awards,
        net of related tax effects                            (1,327,041)      (70,689)
                                                            -------------  -------------
       Pro forma net income/(loss)                          $ (1,236,871)  $  (147,552)
                                                            =============  =============

       Net loss per common share
        Basic and diluted income/(loss), as reported        $       0.00     $   (0.00)
                                                            =============   ============
        Basic and diluted income/(loss), pro forma          $      (0.02)     $  (0.01)
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

3. COMMITMENTS AND CONTINGENCIES

     Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the three month period ending March 31, 2004 and 2003 was $76,606 and $38,101, respectively.

         Future minimum rental payments required under the operating lease for the office facilities as of March 31, 2004 are as follows:


         remaining nine months of 2004                     $       140,172
         2005                                                      191,917
         2006                                                      197,674
         2007                                                      203,605
         2008                                                      209,713
         2009                                                       35,476
                                                            ----------------

                                                          $        978,557
                                                            ================

     Legal proceedings - On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,000,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company was seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring the remaining 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. As of March 31, 2004 the Company settled the claim, in which the Company will be returned 380,000 shares and Mr. Luke will be able to keep 120,000 shares. The other 500,000 was sold in the market and can not be returned. The complaint was settled with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

     During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company (through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. As of March 31, 2004 the Company settled the complaint with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

     During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. Although it cannot provide assurance, the Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. As of March 31, 2004 the Company settled the complaint with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.



     During January 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement:

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




     4. CHANGES IN STOCKHOLDERS' EQUITY


January 15, 2004, the Company closed its Regulation S private offering whereby it raised $1,039,500 during the three months ended March 31, 2004 in connection with the sale of 2,204,063 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and one common stock purchase warrant. The common stock purchase warrants are exercisable for a period of three years at an exercise price of $.35 per share.

January 19, 2004, the Company closed its 2nd private offering whereby it raised $490,000 during the three months ended March 31, 2004 in connection with the sale of 1,070,000 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and one common stock purchase warrant. The common stock purchase warrants are exercisable for a period of three years at an exercise price of $.35 per share.

January 29, 2004, the Company raised $3,500,000 in connection with the sale of 14,000,000 shares of common stock for $.25 per share to two institutional investors. The investors, upon the purchase of every two shares of common stock, also received four common stock purchase warrants, which resulted in the issuance of 28,000,000 common stock purchase warrants. The Company issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as follows:

o The F Warrants are exercisable at $.35 per share and are not callable by the Company.

o The G Warrants are exercisable at $.35 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $0.70 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the G Warrant.

o The H Warrants are exercisable at $.50 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $1.00 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the H Warrant.

o The I Warrants are exercisable at $1.00 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $1.25 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the I Warrant.

All common shares associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933. However, the Company is required to file a registration statement covering the shares of common stock and the shares underlying the common stock purchase warrants no later then May 30, 2004 and it is required to go effective by July 29, 2004. The Company is currently prepared for this filing.

During January 2004, shareholders exercised stock purchase warrants for 234,963 shares of common stock. These stock purchase warrants were exercised at several prices per share for an amount of $15,155.

During the three months ending March 31, 2004 shareholders exercised stock purchase warrants for an aggregate of 12,853,485 shares of common stock. These stock purchase warrants were exercised on a cashless provision.

During February 2004, shareholders exercised stock purchase warrants for 429,550 shares of common stock. These stock purchase warrants were exercised at $0.10 per share for an amount of $42,955.

Also during February 2004, shareholders exercised stock purchase warrants for 166,666 shares of common stock. These stock purchase warrants were exercised at $0.50 per share for an amount of $83,333.

In March 2004, shareholders exercised stock purchase warrants at $0.35 per share and received $1,966,489. The Company issued 5,618,571 shares on April 1, 2004.

See the table below for all the equity transactions for the three month period ending March 31, 2004:


                                                                  Common Stock              Additional     Common Stock
                                                        --------------------------------
                                                             Shares          Amount      Paid-in Capital   to be issued
                                                        ------------------------------------------------------------------
      Balance as of December 31, 2003                        46,282,648        $ 46,283      $ 11,257,162       $ 32,500

 Issuance of common stock in January 2004
 related to Reg S Offering at $0.25
 per share                                                    4,408,126           4,408         1,035,092              -
 Issuance of common stock in January 2004
 related to Private Placement 2 at $0.25
 per share                                                    2,140,000           2,140           520,360        (32,500)

 Issuance of common stock in January 2004
 related to Private Placement 3 at $0.25
 per share                                                   14,000,000          14,000         3,486,000              -

 Stock Warrants from PPM 1 offered in 2003
 excercised on cashless provision in February 2004            8,336,744           8,337            (8,337)             -

 Stock Warrants from debt cancellation in 2003
 excercised on cashless provision in February 2004              912,434             912              (912)             -

 Stock Warrants from reset offered in 2003
 excercised on cashless provision in February 2004            3,604,307           3,604            (3,604)             -

 Stock Warrants from prior years issuances
 excercised at $0.10 per share in February 2004                 429,550             430            42,525              -

 Stock Warrants from prior years issuances
 excercised at $0.50 per share in February 2004                 166,666             167            83,166              -

 Issuance of common stock in January 2004
 related to warrant exercise and other issuance
 per share                                                      234,963             235            14,920              -

 Funds received prior to March 31, 2004
 shares have not been issued                                          -               -                 -      1,966,489

 Net income                                                           -               -                 -              -

                                                        ------------------------------------------------------------------
 Balance, March 31, 2004                                     80,515,438        $ 80,516      $ 16,426,372    $ 1,966,489
                                                        ==================================================================



                                                      Prepaid Consulting                     Total
                                                      Services Paid in    Accumulated    Stockholders'
                                                        Common Stock        Deficit         Equity
                                                      --------------------------------------------------
      Balance as of December 31, 2003                               $ -    $ (6,213,514)    $ 5,122,430


 Issuance of common stock in January 2004
 related to Reg S Offering at $0.25                                   -               -       1,039,500
 per share
 Issuance of common stock in January 2004
 related to Private Placement 2 at $0.25                              -               -         490,000
 per share

 Issuance of common stock in January 2004
 related to Private Placement 3 at $0.25                              -               -       3,500,000
 per share

 Stock Warrants from PPM 1 offered in 2003                            -               -               -
 excercised on cashless provision in February 2004

 Stock Warrants from debt cancellation in 2003                        -               -               -
 excercised on cashless provision in February 2004

 Stock Warrants from reset offered in 2003                            -               -               -
 excercised on cashless provision in February 2004

 Stock Warrants from prior years issuances                            -               -          42,955
 excercised at $0.10 per share in February 2004

 Stock Warrants from prior years issuances                            -               -          83,333
 excercised at $0.50 per share in February 2004

 Issuance of common stock in January 2004
 related to warrant exercise and other issuance                       -               -          15,155
 per share

 Funds received prior to March 31, 2004                               -               -       1,966,489
 shares have not been issued
                                                                      -          90,170          90,170
 Net income
                                                      --------------------------------------------------
                                                                    $ -     $(6,123,344)   $ 12,350,033
 Balance, March 31, 2004                              ==================================================

5.  BUSINESS ACQUISITION

       Acquisition - On February 1, 2004, the Company acquired approximately 900 ATM Merchant processing agreements from Progressive Ventures, Inc. for cash of $3.9 million with contract lives of approximately 40 months. The following table reflects the unaudited pro-forma condensed balance sheet and statement of operations, as of and for the year ended December 31, 2003 as if the acquisition had taken place on January 1, 2003.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                     Global Axcess Corp.        Progressive Ventures Inc.       Proforma
                                                       Balance Sheet              Balance Sheet               Balance Sheet
                                                     As of December 31, 2003   As of December 31, 2003     As of December 31, 2003

Cash                                                         $ 1,832,079                  $ 146,718            $ 1,978,797
Automated teller machine vault cash                              298,705                                           298,705
Accounts receivable, net                                         450,676                    137,478                588,154
Shareholder Receivable                                                                       99,300                 99,300
Prepaid expense and other current assets                         117,092                                           117,092
Fixed assets, net                                              1,840,792                      1,684              1,842,476
Intangible assets, net                                         2,312,926                     69,444              2,382,370
Other assets                                                      21,981                                            21,981

                                                   ----------------------      ---------------------      -----------------
Total assets                                                 $ 6,874,251                  $ 454,624            $ 7,328,875
                                                   ======================      =====================      =================


Accounts payable and accrued liabilities                         783,326                     28,309                811,635
Automated teller machine vault cash payable                      298,705                                           298,705
Notes payable-related parties - current portion                   48,320                                            48,320
Notes payable - current portion                                   40,000                                            40,000
Capital lease obligations - current portion                      105,111                                           105,111
Notes payable-related parties - long-term portion                274,771                                           274,771
Capital lease obligations - long-term portion                    201,588                                           201,588
Preferred stock                                                        -                          -                      -
Common stock                                                      46,283                      1,000                 47,283
Additional paid-in capital                                    11,257,161                      2,000             11,259,161
Common stock to be issued                                         32,500                                            32,500
Accumulated deficit                                           (6,213,514)                   423,315             (5,790,199)
                                                                                                                         -
                                                   ----------------------      ---------------------      -----------------
Total liabilities and stockholders' equity                   $ 6,874,251                  $ 454,624            $ 7,328,875
                                                   ======================      =====================      =================

                                                Global Axcess Corp         Progressive Ventures, Inc   Proforma
                                                For the year ended         For the year ended          For the year ended
                                                December 31, 2003          December 31, 2003           December 31, 2003
Revenues                                              $ 10,201,765               $ 2,298,825                 $ 12,500,590

Cost of revenues                                         6,377,846                 1,266,076                  $ 7,643,922
                                                -------------------        ------------------          -------------------
         Gross profit                                    3,823,919                 1,032,749                  $ 4,856,668

Operating expenses
         Depreciation and amortization                     790,795                     5,436                    $ 796,231
         General and administrative                      2,874,999                   378,061                  $ 3,253,060
                                                -------------------        ------------------          -------------------
         Total operating expenses                        3,665,794                   383,497                  $ 4,049,291

                                                -------------------        ------------------          -------------------
Income from operations                                     158,125                   649,252                    $ 807,377
                                                -------------------        ------------------          -------------------

         Other Income/(expense)                            259,823                         -                    $ 259,823
         Interest expense                                 (108,082)                        -                   $ (108,082)
                                                -------------------        ------------------          -------------------
         Total other expense                               151,741                         -                    $ 151,741
                                                -------------------        ------------------          -------------------
Net Income                                                 309,866                   649,252                    $ 959,118
                                                ===================        ==================          ===================

Notes: There were intangible contracts purchased for $3,900,000 and only the revenue and costs of revenue would become part of the Company's financial operation. The contracts purchased were financed through the equity raised in the private placements discussed in Note 4.



6. SUBSEQUENT EVENTS

The Company has signed a letter of intent to purchase assets from an ATM company. The specific information about the purchase is being kept confidential until the transaction is completed.




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

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

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

Software sales and services are recorded when complete, shipped and invoiced.

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

Comparison of Results of Operations for the Three Months Ended March, 2004 and 2003


Revenues. The Company reported total revenue of $2,800,481 for the three month period ended March 31, 2004 as compared to $2,447,877 for the three month period ended March 31, 2003. This increase in the three month revenues are mainly due to higher interchange revenue from newly acquired ATM merchant locations and increased internal sales of ATMs.

Cost of Revenues. Our total cost of revenues decreased from $1,634,212 to $1,577,667 in the three month periods ended March 31, 2003 and 2004, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, and ATM site rentals. The decrease in the cost of revenues for the three month period ended March 31, 2004 compared to the prior year in cost of revenues, is attributable to the increase in branded site locations resulting in reductions of costs of cash and cash replenishment. The reduction of unprofitable site locations during 2003 also had a significant impact on the level of the cost of revenues for the three month period ending March 31, 2004.

Gross Margin. Gross profit as a percentage of revenue for the three month period ended March 31, 2004 and 2003 were 43.7% or $1,222,814 and 33.2% or $813,665, respectively. There was a significant increase in the quarterly margins due to higher profitability on the ATMs in place since December 2003, also higher margin revenue came to the Company from the acquisition during the quarter and the increase in the branding of ATM locations reduced costs of revenues, as noted above.

Operating Expenses. Our total operating expenses for the three months ended March 31, 2004 and 2003, were $1,111,503 and $903,835, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase in the quarter ended March 31, 2004 is mainly attributable to an increase in salaries and wages and employee taxes and benefits during the three month period ending March 31, 2004 as compared to the three month period ended March 31, 2003. There was also an increase in depreciation and amortization due to the acquisition of 900 ATM Merchant contracts in the first quarter of 2004 and from assets purchased at the end of fiscal year 2003.

Income from Operations. We had income from operations for the three month period ending March 31, 2004 in the amount of $111,311, as compared to a loss from operations of $90,170 in the three month period ending March 31, 2003. The increase in income from operations reported was mainly due to higher revenues and reductions in cost of revenues noted above.

Interest Expense. Interest expense decreased slightly for the three month period ending March 31, 2004 to $21,141 from $25,693 for the three month period ending

March 31, 2003. The decrease is mainly due to loans initiated during the periods prior to 2003 that were paid down during fiscal year 2003 and first quarter 2004.

Income before Taxes. We had a net income before taxes of $90,170 as compared to a loss before taxes of $115,863 for the three month periods ending March 31, 2004 and 2003, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending March 31, 2004 and 2003. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022. The company has provided for a tax benefit during the three month period of March 31, 2003 of $39,000 as needed to provide for tax losses, and no tax provision during the three month period ending March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of March 31, 2004, the Company had current assets of $5,758,154 and current liabilities of $1,166,223, which results in a working capital of $4,591,931, as compared to current assets of $1,235,068 and current liabilities of $2,732,126 resulting in a working capital deficit of $1,497,058 as of March 31, 2003. The ratio of current assets to current liabilities increased to 4.85 at March 31, 2004 from .45 at March 31, 2003. Thus, the overall working capital increased by $6,088,989. The increase in the working capital during the three month period ended March 31, 2004 resulted mainly from the capital raises (as noted below in Part II. Item 2. Changes in Securities and Use of Proceeds) during the quarter for over $7.0 million.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, from the settlement of various issues with third parties and from the sale of securities. Net cash provided by operating activities during the three month period ending March 31, 2004 and 2003 was $94,565 and $44,827, respectively. Net cash provided by operating activities in the three month period ending March 31, 2004 consisted primarily of a net income of $90,170 and depreciation and amortization of $300,331 and other changes in operating assets and liabilities amounted to a decrease of $195,936. The cash provided by operating activities allowed us to pay off or pay-down $206,334 for various lease obligations and notes payable obligations. The sale of our common stock less fees netted $5,203.443 in proceeds for issuance of common stock, and allowed us to make the acquisition for $3,900,000 (plus fees less amortization). The Company used a call provision for stock purchase warrants and received $1,966,489 in March and has common stock shares to be issued of 5,618,571.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. There can be no guarantee that institutional funding will be available to the Company in the near future. The Company has conducted several private placement offerings with accredited investors.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $6,500,000 in additional working capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases, software development and acquisitions.

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

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of March 31, 2004, Nationwide Money had 108 ATMs funded by Palm Desert with a vault cash outstanding balance of about $1,900,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of March 31, 2004, approximately
          $2,500,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of March
          31, 2004, Nationwide Money had 37 branded partners, which funded 382 ATMs in 8 states, with about $8 million in outstanding vault cash.



As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $1,497,058 on March 31, 2003 and this has changed to a positive working capital of $4,591,131 at March 31, 2004. An increase of $6,088,989 in working capital is mainly due the several Private Placement Offerings. Some of the cash portion was used to payoff lease obligations, notes due to related parties, notes payable and to purchase fixed assets and ATM equipment. In addition, we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions.

During February 2004, the Company acquired approximately 900 ATM Merchant processing agreements for $3.9 million. These funds were mainly funded through institutional investors through two additional Private Placement Offerings totaling approximately $4.5 million.

The 900 ATM Merchant contracts are expected to add approximately $100,000 per month of EBITDA cash flow (See the Proforma Statements above). Along with these contracts, as any newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that future cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures for fiscal 2004 will total approximately $1,500,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 30 of our ATMs under capital lease agreements that expire between in 2006 and provide for lease payments at interest rates up to 15% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

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

Major Contract

During September 2003, the Company renegotiated the current contract with Food Lion and extended the contract another 4.5 years until April 2011. The Company's contracts with Food Lion, and an affiliated company, Kash n Karry, have placed in service approximately 700 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 30% of the total sites and 56% of total revenues of the Company. Historically, these sites have generated average revenue per site in excess of other sites. Although the loss of this contract could have a material adverse effect on the Company's financial condition and future results of operations, the company believes as it grows through its acquisition strategy this contract will have a reduced materiality level.

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

For example, one of the larger customers of our electronic transaction processing business, the STAR Network, has been purchased by one of our competitors, Concord EFS. Although we have a multi-year processing contract with STAR, we cannot presently predict the possible long-term impact of this acquisition on our business with certainty. The loss of STAR as a processing customer would have an adverse effect on our business. Just recently First Data Corporation, currently a stock holder in Global Axcess Corp with 7,056,461 shares, is in the process of purchasing Concord EFS.


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



Item 3.     Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On May 30, 2002, the Company filed an amended complaint in the Superior Court of the State of California for the County of Orange against Fred G. Luke, Richard Weed, and Weed & Co. In the complaint, the Company alleged that the defendants or entities controlled by the defendants, improperly received approximately 1,000,000 shares of common stock of the Company pursuant to three Form S-8 Registration Statements as filed with the Securities and Exchange Commission on March 30, 2000, May 30, 2001 and October 12, 2001. The Company was seeking damages in an amount to be proven at trial, that the Agreement and Amended Agreement entered into with Fred G. Luke be rescinded, that a temporary restraining order, a preliminary injunction and a permanent injunction be issued enjoining defendants from transferring the remaining 500,000 shares of common stock of the Company and the payment of reasonable attorney's fees. As of March 31, 2004 the Company settled the claim, in which the Company will be returned 380,000 shares and Mr. Luke will be able to keep 120,000 shares. The other 500,000 was sold in the market and can not be returned. The complaint was settled with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

During April 2003, the Company received a notification from the District Court of the State of Texas for the County of Dallas, in regards to a complaint by Mr. Vaneet Duggal, against Nationwide Money Services, Inc., claiming the Company (through the Tallent acquisition) owed Mr. Duggal $106,712, for vault cash. The Company has an agreement with Mr. Jimmy Tallent indemnifying the Company, specifically for any claims brought by Mr. Duggal. As of March 31, 2004 the Company settled the complaint with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

During June 2003, the Company received notification from the District Court of the State of Texas for the County of Harris, in regards to the complaint filed by Terran Reneau, Joseph Klimek, L. Micheal Howard and Charlotte Howard, claiming ATM International, Inc., SmartATM and Randell Coleman fraudulently transferred assets to the Company, naming the Company in the filing, the value of which is undetermined. Although it cannot provide assurance, the Company believes that this filing is unfounded since the acquisition of assets was completed before any of the original filings against ATM International, Inc. occurred. As of March 31, 2004 the Company settled the complaint with no material adverse effect on the Company's condensed consolidated results of operations, cash flows or financial position.

During January 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement:

         compensation, bonuses and other benefits of approximately $316,915; and 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share.

The Company believes that this claim is unfounded. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Item 2.  Changes in Securities and Use of Proceeds

January 15, 2004, the Company closed its Regulation S private offering whereby it raised $1,039,500 during the three months ended March 31, 2004 in connection with the sale of 2,204,063 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and one common stock purchase warrant. The common stock purchase warrants are exercisable for a period of three years at an exercise price of $.35 per share.

January 19, 2004, the Company closed its 2nd private offering whereby it raised $490,000 during the three months ended March 31, 2004, which added to the $1,849,852 raised in the fourth quarter of 2003 (adding up to $ 2,339,852) in connection with the sale of 1,070,000 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and one common stock purchase warrant. The common stock purchase warrants are exercisable for a period of three years at an exercise price of $.35 per share.

January 29, 2004, the Company closed its 3rd private offering and raised $3,500,000 in connection with the sale of 14,000,000 shares of common stock for $.25 per share to two institutional investors. The investors, upon the purchase of every two shares of common stock, also received four common stock purchase warrants, which resulted in the issuance of 28,000,000 common stock purchase warrants. We issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as follows:

o The F Warrants are exercisable at $.35 per share and are not callable by the Company.

o The G Warrants are exercisable at $.35 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $0.70 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the G Warrant.

o The H Warrants are exercisable at $.50 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $1.00 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the H Warrant.

o The I Warrants are exercisable at $1.00 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $1.25 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares common stock underlying the I Warrant.

All common shares associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933. However, the Company is required to file a registration statement covering the shares of common stock and the shares underlying the common stock purchase warrants no later than May 30, 2004 and it is required to go effective by July 29, 2004. The Company is currently prepared to file.

The above funds were used for the acquisition on February 1, 2004 in which the Company had acquired 900 Merchant ATM processing agreements for $3.9 million.

During January 2004, shareholders exercised stock purchase warrants for 234,963 shares of common stock. These stock purchase warrants were exercised at several prices per share for an amount of $15,155.

During the three months ending March 31, 2004 shareholders exercised stock purchase warrants for 12,853,485 shares of common stock. These stock purchase warrants were exercised on a cashless provision.

During February 2004, shareholders exercised stock purchase warrants for 429,550 shares of common stock. These stock purchase warrants were exercised at $0.10 per share for an amount of $42,955.

Also during February 2004, shareholders exercised stock purchase warrants for 166,666 shares of common stock. These stock purchase warrants were exercised at $0.50 per share for an amount of $83,333.

In March 2004, shareholders exercised stock purchase warrants at $0.35 per share and received $1,966,489. The Company issued 5,618,571 shares on April 1, 2004.

These additional funds will be used for future acquisitions.





Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

Mr. Steve Mortensen has resigned from the office of Secretary and also as a Director on the Board of the Company as of March 28, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit     Description

     31.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 5, 2004, the Company filed a Form 8-K Current Report disclosing that it closed its private offering whereby it raised $2,480,000.

         On February 10, 2004, the Company filed a Form 8-K Current Report disclosing that it closed its private offering whereby it raised $3,500,000

            On February 11, 2004, the Company filed a Form 8-K Current Report disclosing that it acquired ATM processing merchant agreements (the "Merchant Agreements") to service 900 automated teller machines from Progressive Ventures, Inc.("Progressive") as well as Progressive's trademark. On April 26, 2004, the Company filed a Form 8-K/A Current Report in which it disclosed Progressive's audited financial statements as well as the required pro forma financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 13, 2004 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                     ----------------
                                      Michael Dodak
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 17th day of May, 2004.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
   ---------------
   Michael Dodak                   CEO, Chairman

/s/David Fann
   ---------------
   David Fann                      President, Secretary and Director

/S/Don Headlund
   ---------------
   Don Headlund                    Director

/S/ Lock Ireland
   ---------------
    Lock Ireland                   Director

/S/ Robert Landis
   ---------------
    Robert Landis                  Director

/S/ Georg Hochwimmer
   -----------------
    Georg Hochwimmer               Director

/S/ David Surette
   -----------------
    David Surette                      Chief Financial Officer