Form 10QSB
period 2004-06-30
GLOBAL AXCESS CORP
filed 2004-08-16
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK  ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  three months  ended  June  30,  2004
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

                                     0-17874
                            (Commission file number)

                            -------------------------

                               GLOBAL AXCESS CORP
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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. {X}

As of July 31, 2004, the Issuer had 88,042,227 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                           TABLE OF CONTENTS                                          Page No.

PART  I                FINANCIAL INFORMATION

  Item  1.  Financial Statements                                                          3
  Item  2.  Management's Discussion and Analysis or Plan of Operation                     14
  Item  3.  Controls and Procedures                                                       27

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                                             27
  Item  2.  Changes in Securities.                                                        27
  Item  3.  Defaults Upon Senior Securities.                                              27

  Item  4.  Submission of Matters to a Vote of Security Holders.                          27

  Item  5.  Other Information.                                                            27


  Item  6.  Exhibits and Reports on Form 8-K.                                             27

SIGNATURES                                                                                28

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

From time to time, representatives of Global Axcess Corp (the "Company") may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis regarding the accuracy of the estimates and the reasonableness of the assumptions on which they are based.

                             PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets
           Cash                                                     $ 4,164,500
           Automated teller machine vault cash                          284,053
           Accounts receivable, net                                     672,221
           Note receivable                                               99,895
           Inventory                                                    194,584
           Prepaid expense and other current assets                     565,423
                                                             -------------------
           Total current assets                                       5,980,676

Fixed assets, net                                                     2,063,546

Other assets
           Intangible assets, net                                     6,020,814
           Other assets                                                  10,784
                                                             -------------------
           Total assets                                            $ 14,075,820
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
           Accounts payable and accrued liabilities                   $ 825,907
           Automated teller machine vault cash payable                  284,053
           Note payable-related party - current portion                  14,833
           Note payable                                                  24,805
           Capital lease obligations - current portion                  117,371
                                                             -------------------
           Total current liabilities                                  1,266,969

Long-term liabilities
           Notes payable-related parties - long-term portion            187,558
           Capital lease obligations - long-term portion                178,502
                                                             -------------------
           Total liabilities                                          1,633,029
                                                             -------------------

Stockholders' equity
           Preferred stock $0.001 par value; 25,000,000 shares
           authorized, no shares issued and outstanding                       -
           Common stock; $0.001 par value; 225,000,000 shares
              authorized, 88,042,227 shares issued, and 87,662,221
              outstanding                                                88,042
           Treasury Stock (380,000 shares)                             (304,000)
           Additional paid-in capital                                18,415,970
           Accumulated deficit                                       (5,757,221)
                                                             -------------------
           Total stockholders' equity                                12,442,791
                                                             -------------------
           Total liabilities and stockholders' equity              $ 14,075,820
                                                             ===================

                      GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                           Three Months ended June 30,      Six Months ended June 30,
                                                2004             2003             2004            2003
                                           ------------------------------------------------------------------
Revenues                                       $ 3,112,230      $ 2,634,349      $ 5,912,711     $ 5,043,788

Cost of revenues                                 1,727,311        1,698,710        3,304,979       3,287,779
                                           ------------------------------------------------------------------
         Gross profit                            1,384,919          935,638        2,607,732       1,756,009

Operating expenses
         Depreciation and amortization             312,732          209,048          613,063         418,618
         General and administrative                912,095          631,371        1,723,267       1,332,072
                                           ------------------------------------------------------------------
         Total operating expenses                1,224,827          840,419        2,336,330       1,750,690
                                           ------------------------------------------------------------------

Income from operations                             160,092           95,219          271,402           5,319
                                           ------------------------------------------------------------------
Other income (expense)
         Debt cancellation                               -          261,023                -         261,023
         Settlement income                         304,000                -          304,000               -
         Contingent reserve                        (55,000)        (140,000)         (55,000)       (140,000)
         Interest expense                          (42,969)         (18,893)         (64,110)        (45,725)
                                           ------------------------------------------------------------------
         Total other income (expense)              206,031          102,130          184,890          75,298

                                           ------------------------------------------------------------------
Income before provision for income taxes           366,123          197,350          456,292          80,617

Income tax (provision) benefit                           -                -                -          39,000
                                           ------------------------------------------------------------------
Net income                                       $ 366,123        $ 197,350        $ 456,292       $ 119,617
                                           ==================================================================

Basic income per share                              $ 0.00           $ 0.01           $ 0.01          $ 0.00
Fully diluted income per weighted average
common shares outstanding                           $ 0.00           $ 0.00           $ 0.00          $ 0.00
Weighted average
common shares outstanding:
Basic                                           80,515,438       32,983,148       71,553,038      28,255,648
Fully Diluted                                  125,908,754       44,523,964      116,946,354      36,954,464

                      GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                                         Six months ended June 30,
                                                                                       2004                     2003
                                                                                -------------------     -----------------
Cash flows from operating activities:
      Net income/(loss)                                                         $          456,293      $        119,671
      Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
            Debt cancellation                                                                   --              (261,023)
            Contingent reserves                                                             55,000               140,000
            Depreciation and amortization                                                  613,063               418,618
            Settlement income                                                             (304,000)                   --
      Changes in operating assets and liabilities:
            Change in automated teller machine vault cash                                   14,652              (153,406)
            Change in accounts receivable                                                 (221,546)             (105,102)
            Change in notes receivable                                                     (99,895)                   --
            Change in prepaid expenses and other current assets                           (448,332)               15,860
            Change in other assets                                                          11,197                 3,413
            Change in accounts payable and accrued liabilities                              42,582              (262,815)
            Change in automated teller machine vault cash payable                          (14,652)              153,406
                                                                                -------------------     -----------------
                    Net cash provided by operating activities                              104,363                68,568
                                                                                -------------------     -----------------

Cash flows from investing activities:
      Purchase of fixed assets                                                            (772,919)             (104,559)
      Purchase of contracts                                                             (3,956,370)                   --
                                                                                -------------------     -----------------
                   Net cash used in investing activities                                (4,738,289)             (104,559)
                                                                                -------------------     -----------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                             7,113,068               405,485
      Principal payments on notes payable                                                  (15,195)              (30,711)
      Principal payments on notes payable - related parties                               (120,700)              (19,285)
      Principal payments on due to related parties                                              --              (144,467)
      Principal payments on capital lease obligations                                      (10,826)              (83,500)
                                                                                -------------------     -----------------
        Net cash provided by (used in) financing activities                              6,966,347               127,522
                                                                                -------------------     -----------------

Increase in cash                                                                         2,332,421                91,531

Cash, beginning of period                                                                1,832,079               116,568
                                                                                -------------------     -----------------
 Cash, end of period                                                            $        4,164,500      $        208,099
                                                                                ===================     =================
Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                                                 -                     -
      Cash paid for interest                                                    $           64,110      $         45,725
                                                                                ===================     =================
Supplemental schedule of non-cash investing and financing activities:
Issuance of 430,126 shares of common stock related to finder's
       fee for acquisition of common stock.                                     $          107,532      $              -
                                                                                ===================     =================
Issuance of 12,853,485 shares of common stock related to
       exchange of exercise of cashless warrants at $0.10                       $        1,285,349      $              -
                                                                                ===================     =================
Issuance of 1,000,000 shares of common stock in exchange for
       cancellation of due to related party debt                                $                -      $         50,000
                                                                                ===================     =================
Issuance of 1,000,000 warrants in exchange for
       cancellation of due to related party debt                                $                -      $         45,000
                                                                                ===================     =================
Debt cancellation of notes payable related party                                $                -      $        243,981
                                                                                ===================     =================
Debt cancellation of notes payable                                              $                -      $         17,042
                                                                                ===================     =================
Settlement of Luke lawsuit returning 380,000 shares @ $0.80 per share           $          304,000      $              -
                                                                                ===================     =================
Transfer of used ATM's, originally held for rental, from fixed assets
       to inventory, now held for sale                                          $          194,584      $              -
                                                                                ===================     =================

                      GLOBAL AXCESS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Global Axcess Corp (the "Company").

     The interim condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The interim condensed consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business
     Global Axcess Corp, through its wholly owned subsidiaries, is a network-based electronic commerce and transaction processing company; an automated teller machine ("ATM") network and processing consolidator; and a web-based solutions company to provide financial services to the un-banked customer, such as payroll distribution products, money transfer and pre-paid products/services. The Company plans to expand through the strategic acquisition of profitable ATM businesses, internal growth and deployment of enhanced non-banking ATM consumer and web based products worldwide.

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

     Inventory

     The Company has decided to sell new and used ATM's and has determined that some of their used ATM's will be sold. Therefore the Company has moved a portion of their ATM's from Fixed Assets to Inventory. The carrying value of these ATM's is at the lower of cost or market and which approximates the net book value of $194,584.

     Income Taxes

     The Company paid no income taxes in either of the respective periods ending June 30, 2004 and 2003. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry-forwards which will expire in various periods through 2022.

     Earnings Per Share

     Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the period. Diluted earnings per share is computed using the weighted average number of common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see the table below:

                                                            Six Months Ended     Three Months Ended
                                                               June 30, 2004          June 30, 2004
                                                      ---------------------------------------------
Basic weighted average common shares outstanding                  71,553,038            80,515,438

Add: Dilutive common stock equivalents                            45,393,316            45,393,316
                                                      ---------------------------------------------
Fully diluted weighted average common shares                     116,946,354           125,908,754
                                                      =============================================

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                        Six months ended June 30,
                                                                           2004            2003
                                                                       -------------  -------------

                  Net Income, as reported                              $    456,293   $   119,617
                  Add: Stock-based employee compensation
                   expense included in reported income,
                   net of related tax effects                                    --            --
                  Deduct: Total stock-based employee
                   compensation expense determined under
                   fair value based methods for all awards,
                   net of related tax effects                              (564,449)     (165,908)
                                                                       -------------  -------------
                  Pro forma net income/(loss)                          $   (108,156)  $   (46,291)
                                                                       =============  =============

                  Net income per common share
                   Basic income/(loss), as reported                    $       0.01   $      0.00
                                                                       =============  =============
                   Diluted income/(loss), pro forma                    $      (0.00)  $     (0.00)
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

3. COMMITMENTS AND CONTINGENCIES

     Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the six month period ending June 30, 2004 and 2003 was $104,604 and $75,210, respectively.

     Future minimum rental payments required under the operating lease for the office facilities as of June 30, 2004 are as follows:


         remaining six months of 2004                      $        92,450
         2005                                                      191,917
         2006                                                      197,674
         2007                                                      203,605
         2008                                                      209,713
         2009                                                       35,476
                                                           ----------------
                                                           $       930,835
                                                           ================

     Legal Proceedings-

     As of June 30, 2004, the Company has accrued legal costs of $55,000 related to various legal proceedings.

     There are no new pending or threatened litigation or legal proceedings since December 31, 2003.

4.   CHANGES IN STOCKHOLDERS' EQUITY

     During April 2004 380,000 common shares were returned to the Company related to a legal settlement. Initially these shares were issued in 2001 for consulting fees and charged against income. At the time the settlement occurred these shares had a market value of $0.80 per share for a total value of $304,000. The shares were returned to the Company and are recorded as Treasury Stock.

See the table below for all the equity transactions for the six month period ending June 30, 2004:

                                                                   Common Stock              Additional     Common Stock
                                                             Shares          Amount      Paid-in Capital   to be issued
                                                        ------------------------------------------------------------------
      Balance as of December 31, 2003                        46,282,648        $ 46,283      $ 11,257,162       $ 32,500

 Issuance of common stock in January 2004
 related to Reg S Offering at $0.25
 per share                                                    4,408,126           4,408         1,035,092              -

 Issuance of common stock in January 2004
 related to Private Placement 2 at $0.25
 per share                                                    2,140,000           2,140           520,360        (32,500)

 Issuance of common stock in January 2004
 related to Private Placement 3 at $0.25
 per share                                                   14,000,000          14,000         3,486,000              -

 Stock Warrants from PPM 1 offered in 2003
 exercised on cashless provision in February 2004            8,336,744           8,337            (8,337)             -

 Stock Warrants from debt cancellation in 2003
 exercised on cashless provision in February 2004              912,434             912              (912)             -

 Stock Warrants from reset offered in 2003
 exercised on cashless provision in February 2004            3,604,307           3,604            (3,604)             -

 Stock Warrants from prior years issuances
 exercised at $0.10 per share in February 2004                 429,550             430            42,525              -

 Stock Warrants from prior years issuances
 exercised at $0.50 per share in February 2004                 166,666             167            83,166              -

 Issuance of common stock in January 2004
 related to warrant exercise and other issuance
 per share                                                      234,963             235            14,920              -

 Shares returned to Treasury

 Issuance of common stock in April 2004
 related to warrant exercise at $0.35
 per common share                                             7,526,789           7,526         1,989,598

 Net Income
                                                        ------------------------------------------------------------------
 Balance, June 30, 2004                                      88,042,227          88,042        18,415,970              -
                                                        ==================================================================

                                                        Prepaid Consulting                                         Total
                                                        Services Paid in        Treasury        Accumulated    Stockholders'
                                                          Common Stock           Stock            Deficit         Equity
                                                        ----------------------------------------------------------------------
      Balance as of December 31, 2003                                 $ -                 $ -    $ (6,213,514)    $ 5,122,430

 Issuance of common stock in January 2004
 related to Reg S Offering at $0.25
 per share                                                              -                   -               -       1,039,500

 Issuance of common stock in January 2004
 related to Private Placement 2 at $0.25
 per share                                                              -                   -               -         490,000

 Issuance of common stock in January 2004
 related to Private Placement 3 at $0.25
 per share                                                              -                   -               -       3,500,000

 Stock Warrants from PPM 1 offered in 2003
 exercised on cashless provision in February 2004                      -                   -               -               -

 Stock Warrants from debt cancellation in 2003
 exercised on cashless provision in February 2004                      -                   -               -               -

 Stock Warrants from reset offered in 2003
 exercised on cashless provision in February 2004                      -                   -               -               -

 Stock Warrants from prior years issuances
 exercised at $0.10 per share in February 2004                         -                   -               -          42,955

 Stock Warrants from prior years issuances
 exercised at $0.50 per share in February 2004                         -                   -               -          83,333

 Issuance of common stock in January 2004
 related to warrant exercise and other issuance
 per share                                                              -                   -               -          15,155

 Shares returned to Treasury                                            -            (304,000)              -        (304,000)

 Issuance of common stock in April 2004
 related to warrant exercise at $0.35
 per common share                                                       -                   -               -       1,997,124

 Net Income                                                             -                   -         456,293         456,293

                                                        ----------------------------------------------------------------------
 Balance, June 30, 2004                                                 -            (304,000)     (5,757,221)     12,442,790
                                                        ======================================================================

5.  BUSINESS ACQUISITIONS

     The Company has signed letters of intent to purchase assets from two ATM companies to purchase ATM's and processing and location contracts. The ATM's will be booked into fixed assets and the remaining value of the purchase price will be booked into intangible assets and amortized over approximately 7-10 years. The specific information about the purchases are confidential until the transactions are completed. Although the Company has entered into letters of intent, the closing of these transactions are subject to the completing of standard due diligence and the finalizing of definitive agreements of which the Company cannot provide assurance. The Company cannot provide guarantees that it will be able to complete these acquisitions.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                     Global Axcess Corp         Progressive Ventures, Inc.    Proforma
                                                       Balance Sheet              Balance Sheet             Balance Sheet
                                                     As of December 31, 2003   As of December 31, 2003     As of December 31, 2003
Cash                                                         $ 1,832,079                  $ 146,718            $1,978,797
Automated teller machine vault cash                              298,705                                          298,705
Accounts receivable, net                                         450,676                    137,478               588,154
Shareholder Receivable                                                                       99,300                99,300
Prepaid expense and other current assets                         117,092                                          117,092
Fixed assets, net                                              1,840,792                      1,684             1,842,476
Intangible assets, net                                         2,312,926                     69,444             2,382,370
Other assets                                                      21,981                                           21,981
                                                   ----------------------      ---------------------     -----------------
Total assets                                                 $ 6,874,251                  $ 454,624            $7,328,875
                                                   ======================      =====================     =================


Accounts payable and accrued liabilities                         783,326                     28,309               811,635
Automated teller machine vault cash payable                      298,705                                          298,705
Notes payable-related parties - current portion                   48,320                                           48,320
Notes payable - current portion                                   40,000                                           40,000
Capital lease obligations - current portion                      105,111                                          105,111
Notes payable-related parties - long-term portion                274,771                                          274,771
Capital lease obligations - long-term portion                    201,588                                          201,588
Preferred stock                                                        -                          -                     -
Common stock                                                      46,283                      1,000                47,283
Additional paid-in capital                                    11,257,161                      2,000            11,259,161
Common stock to be issued                                         32,500                                           32,500
Accumulated deficit                                           (6,213,514)                   423,315            (5,790,199)
                                                                                                                        -
                                                   ----------------------      ---------------------     -----------------
Total liabilities and stockholders' equity                   $ 6,874,251                  $ 454,624            $7,328,875
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
                                                ===================        ==================       ===================

Notes: There were intangible contracts purchased for $3,900,000 and only the revenue and costs of revenue would become part of the Company's financial operation. The contracts purchased were financed through the equity raised in the private placements shown in Note 4.

The Company has signed letters of intent to purchase assets from two ATM companies. It is expected that these acquisitions will be completed in the third quarter. The Company will be purchasing ATM's and processing and location contracts. The ATM's will be booked into fixed assets and the remaining value of the purchase price will be booked into intangible assets and amortized over approximately 7-10 years. The specific information about the purchases are confidential until the transactions are completed.

6.  FINANCING ARRANGEMENTS

At the end of June 2004, the Company obtained a working capital credit line of $500,000 with Wachovia Bank, currently at prime rate. At the same time the Company obtained a $1,250,000 lease line of credit with Wachovia Bank at 5.99%. As of June 30, 2004 neither of these credit facilities was used.

During July 2004, the Company entered into a new vault cash agreement with First Charter Bank which will reduce its cost of cash for ATM's serviced by First Charter Bank.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." You should carefully review the risks described in other documents filed with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2004. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Summary

Global Axcess Corp (the "Company"), through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the eastern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases the Company often receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. The Company receives interchange fees for transactions on ATMs that it owns, but sometimes the Company rebates a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the interchange fee for transactions on ATMs owned by third party vendors included within our network, but the Company rebates all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to $2.50 per transaction. The Company does not receive any portion of these service fees.

In most markets, we impose a surcharge fee for cash withdrawals. Surcharge fees are a substantial source of revenue for us and other ATM network operators. The surcharge fee for ATMs in our network ranges between $1.50 and $2.50 per withdrawal. The surcharge fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing network management services to third parties owning ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, and in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month. Surcharge fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

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

Processing fees are earned by EFT Integration (EFTI), a wholly owned subsidiary of Global Axcess Corp, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

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


Inventory

The Company has decided to sell new and used ATM's and has determined that some of their used ATM's will be sold. Therefore the Company has moved a portion of their ATM's from Fixed Assets to Inventory. The carrying value of these ATM's will be at the lower of cost or market and are currently transferred at their net book value of $194,584.

Goodwill

In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first three months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

Comparison of Results of Operations for the Three months Ended June 30, 2004 and 2003

Revenues. The Company reported total revenue of $3,112,230 for the three month period ended June 30, 2004 as compared to $2,634,349 for the three month period ended June 30, 2003. During the six month periods ended June 30, 2004 and 2003 the revenues increase to $5,912,711 from $5,043,788, respectively. This increase in the three and six month revenues are mainly due to higher interchange revenue from newly acquired ATM merchant locations and increased internal sales of ATMs.

Cost of Revenues. Our total cost of revenues increased from $1,698,710 to $1,727,311 in the three month periods ended June 30, 2003 and 2004, respectively. During the six month periods ended June 30, 2004 and 2003, the cost of revenues increased slightly to $3,304,979 from $3,287,779, respectively. Both the continued growth in our Branded Partners and the acquisition from the first quarter have had a significant impact on the level of the cost of revenues for the three and six month periods ending June 30, 2004. These factors have reduced the costs from 64.5% for the three months ended June 30, 2003, to 55.5% for the three months ended June 30, 2004.

Gross Margin. Gross profit as a percentage of revenue for the three month period ended June 30, 2004 and 2003 were 44.5% or $1,384,919 and 35.5% or $935,638, respectively. During the six month periods ended June 30, 2004 and 2003, the gross margins increased to $2,607,732 from $1,7556,009, respectively. There was a significant increase in the quarterly margins due to higher profitability on the ATMs in place since December 2003. In addition, significantly higher margin revenue resulted from the acquisition during the first quarter and the increase in the branding of ATM locations greatly reduced costs of revenues, as noted above.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2004 and 2003, were $1,224,827 and $840,419, respectively. During the six month periods ended June 30, 2004 and 2003, the operating expenses increased to $2,336,330 from $1,750,690, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase during the three months ended June 30, 2004 is mainly attributable to investment by the Company into two of its subsidiaries; Electronic Payment and Transfer, Corp. and Axcess Technology Corporation. These investments made up for 67% of the increase from the three months ended June 30, 2003. There were also increases in investment relations, security systems costs, audit and professional fees, salaries and wages, employee taxes and benefits during the three and six month periods ending June 30, 2004 as compared to the three and six month periods ended June 30, 2003. There was also an increase in depreciation and amortization due to the acquisition of 900 ATM Merchant contracts in the first quarter of 2004 and from assets purchased at the end of fiscal year 2003.

Income from Operations. We had income from operations for the three month period ending June 30, 2004 in the amount of $160,091 as compared to income from operations of $95,219 in the three month period ending June 30, 2003. During the six month periods ended June 30, 2004 and 2003, the income from operations increased significantly to $271,402 from $5,319, respectively. The increase in income from operations reported was mainly due to higher revenues and reductions in cost of revenues noted above.

Other Income and expense. In 2003 other income was mainly from cancellation of debt offset by contingent liabilities. During the three months ended June 30, 2004, from the settlement of a lawsuit, the Company was able to return 380,000 shares of common stock to treasury at a market value of $0.80 per share. These shares were previously charged to income in 2001 for consulting fees.

Interest Expense. Interest expense increased for the three month period ending June 30, 2004 to $42,969 from $18,893 for the three month period ending July 30,2003. During the six month periods ended June 30, 2004 and 2003, the interest expense increased to $64,110 from $45,725, respectively. The increase was mainly due to fees charged on loans and leases paid off during the three and six month periods ended June 30, 2004.

Income before Taxes. We had a net income before taxes of $366,122 for the three months ended June 30, 2004 as compared to net income before taxes of $197,350 for the three month periods ending June 30, 2003. During the six month periods ended June 30, 2004 and 2003, the income before taxes increased to $456,292 from $80,617, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending June 30, 2004 and 2003. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry-forwards which will expire in various periods through 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of June 30, 2004, the Company had current assets of $5,980,676 and current liabilities of $1,266,969, which results in a positive working capital of $4,713,707, as compared to current assets of $1,066,385 and current liabilities of $1,730,010 resulting in a working capital deficit of $663,625 as of June 30, 2003. The ratio of current assets to current liabilities increased to 4.72 at June 30, 2004 from .62 at June 30, 2003. Thus, the overall working capital increased by $5,377,332. The increase in the working capital as of June 30, 2004 resulted mainly from the capital raises during the first quarter for over $7.0 million.

Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, from the settlement of various issues with third parties and from the sale of securities. Net cash provided by operating activities during the six month period ending June 30, 2004 and 2003 was $104,188 and $68,568, respectively. Net cash provided by operating activities in the six month period ending June 30, 2004 consisted primarily of a net income of $456,293, depreciation and amortization of $613,063, shares returned to treasury of $304,000 and an increase in contingent reserves of $55,000, increases in other changes in operating assets and liabilities amounted to $715,994. The increase in the operating assets were mainly due to higher levels of accounts receivable from the acquisition of $221,546, a note receivable for $99,895, increase in prepaid and other assets of $448,332. The sale of our common stock less fees netted $7,113,068 in proceeds for issuance of common stock, and allowed us to make the acquisition for $3,965,370 (plus fees less amortization). The Company was also able to purchase fixed assets in the form of computer hardware and upgraded software and new ATMs totaling $772,919.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $8,500,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases and software development.

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

The Company has obtained two credit lines with Wachovia Bank including a $500,000 working capital line and a $1,250,000 lease line. The Company has other equipment lease lines available to them from other sources totaling $3,500,000.

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

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of June 30, 2004, Nationwide Money had 109 ATMs funded by Palm Desert with a vault cash outstanding balance of about $2,200,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of June 30, 2004, approximately
          $1,900,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide Money ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of June 30, 2004, Nationwide Money had 54 branded partners, which funded 473 ATMs in 8 states, with about $8.5 million in outstanding vault cash.

As a result of certain factors, our working capital has increased from the same period a year ago. We had negative working capital of $663,625 on June 30, 2003 and this has changed to a positive working capital of $4,713,707 at June 30, 2004. An increase of $5,377,332 in working capital is mainly due the several private placement offerings of the Company's securities. Some of the cash portion was used to payoff lease obligations, notes due to related parties, notes payable and to purchase fixed assets and ATM equipment. In addition, we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corporation and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.
We anticipate that our capital expenditures for fiscal 2004 will total approximately $1,500,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease ATMs under capital lease agreements that expire between in 2006 and 2007 and provide for lease payments at interest rates up to 15% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

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

FACTORS AFFECTING THE COMPANY'S OPERATING RESULTS

The Company's business is subject to numerous factors affecting its operating results. In addition to the risk factors discussed above, the Company's operating results may be affected by:

We have a limited operating history which may not be an indicator of our future results

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data is of limited value in evaluating its future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

We are dependent upon a few key personnel and their loss may negatively impact our results from operations

Our success depends upon the continued contributions of certain key personnel, including, among others, Michael Dodak, our Chief Executive Officer, and David Fann, our President, who may be difficult to replace because of their extensive experience in their fields, extensive market contacts and familiarity with our activities. While we believe we have sufficient cross expertise, if any key management employee were to cease employment, our operating results may suffer. Our future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should we be unable to attract and retain skilled personnel, our performance may suffer. The termination of our contract with our major customer could negatively impact our results of operations and may result in our ceasing operations

Our contract with a major customer (Food Lion) expired in September 2001. We signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts were for a five-year period for both the existing sites and the new sites. During fiscal year 2003, we renegotiated these contracts to extend the lives until April 2011 and have in service approximately 670 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 30% of our total sites and 56% of our total revenues. Historically, these sites have generated average revenue per site in excess of other sites. If we were to lose the Food Lion and Kash n Karry accounts, our revenues would be substantially affected

The continued growth and acceptance of debit cards as a means of payment could negatively impact our results of operations

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

Other Factors

Any regulation or elimination of surcharge or intercharge fees could have a materially adverse impact on our results of operations

There have been various efforts by both consumer groups and various legislators to eliminate surcharge fees, which comprise a large portion of our revenue. In the event that surcharges are terminated, the revenue generated from cash withdrawal transactions would be significantly reduced and would cause irreparable harm to our results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have a negative immediate impact, we believe, although we cannot guarantee, that the industry will respond by increasing surcharge fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through via an increase in surcharge fees, the elimination of interchange would severally impact our company.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks and independent sales organizations may adversely affect our business, financial condition and results of operations

Currently, the banking industry is consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

     o    current and potential customers;

     o market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

     o revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic transaction processing business, the STAR Network, has been purchased by one of our competitors, Concord EFS. Although we have a multi-year processing contract with STAR, we cannot presently predict the possible long-term impact of this acquisition on our business with certainty. The loss of STAR as a processing customer would have an adverse effect on our business

The ATM and electronic transaction processing industries are increasingly competitive, which could adversely impact our results from operations and financial condition.

The ATM business is and can be expected to remain highly competitive. While our principal competition comes from national and regional banks, we also compete with independent ATM companies. All of these competitors offer services similar to or substantially the same as those offered by our company. Most of these competitors are larger, more established and have greater financial and other resources than our company. Such competition could prevent us from obtaining or maintaining desirable locations for our machines or could cause us to reduce our user fees generated by our ATMs or could cause our profits to decline.

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

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations

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

Item 3.     Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During January 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges that pursuant to an employment agreement, that the former employee is owed compensation, bonuses, other benefits of approximately $316,915, ; and450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share.

The Company believes that this claim is unfounded. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Stockholders holding a majority of the Company's outstanding common stock, pursuant to a written consent of stockholders dated January 28, 2004 in lieu of a special meeting of the stockholders, voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 125,000,000 shares to 225,000,000 shares.

None.

Item 5.  Other Information.

In May 2004, Robert Jansen was appointed as a director of the Company. Mr. Jansen also serves as a director of Automated Pay Systems ("APS"), which is a continuing customer of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit     Description

     31.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 26, 2004, the Company filed a Form 8-K/A amending the Form 8-K filed on February 11, 2004. Under Items 2 and 7, the Form 8-K/A reported the acquisition of ATM processing merchant agreements to service 900 automated teller machines and trademarks from Progressive Ventures, Inc. The Form 8-K/A included audited financial statements for Progressive Ventures, Inc. and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 5th, 2004 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP

                              By: /s/ MICHAEL DODAK
                                 -----------------------------
                                 Michael Dodak
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 5th day of August, 2004.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak                      CEO, Chairman

/s/David Fann
David Fann                         President, Secretary and Director

/S/ Don Headlund
Don Headlund                       Director

/S/ Lock Ireland
Lock Ireland                       Director

/S/ Robert Landis
Robert Landis                      Director

/S/ Georg Hochwimmer
Georg Hochwimmer                   Director

/S/ Robert Jansen
Robert Jansen                      Director

/S/ David Surette
David Surette                      Chief Financial Officer