Form 10QSB
period 2004-09-30
GLOBAL AXCESS CORP
filed 2004-11-15
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(MARK  ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. {X}



As of November 5, 2004, the Issuer had 87,662,227 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                           TABLE OF CONTENTS                           Page No.

PART  I     FINANCIAL INFORMATION

  Item  1.  Financial Statements                                           4
  Item  2.  Management's Discussion and Analysis or Plan of Operation      18
  Item  3.  Controls and Procedures                                        30

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                              31
  Item  2.  Changes in Securities.                                         31
  Item  3.  Defaults Upon Senior Securities.                               31
  Item  4.  Submission of Matters to a Vote of Security Holders.           31
  Item  5.  Other Information.                                             31
  Item  6.  Exhibits and Reports on Form 8-K.                              31

SIGNATURES                                                                 32


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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS
Current assets
           Cash                                                    $          321,236
           Automated teller machine vault cash                                357,780
           Accounts receivable, net                                         1,050,853
           Note receivable                                                     99,895
           Inventory                                                          219,570
           Prepaid expenses and other current assets                          296,072
                                                                   -------------------
                        Total current assets                                2,345,406

Fixed assets, net                                                           5,544,610

Other assets
           Merchant contracts                                              10,028,534
           Intangible assets, net                                           1,230,203
           Other assets                                                        15,087

                                                                   -------------------
                        Total assets                               $       19,163,840
                                                                   ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
           Accounts payable and accrued liabilities                $        1,112,227
           Automated teller machine vault cash payable                        357,780
           Note payable - current portion                                      29,972
           Bank loan - current portion                                      1,125,000
           Capital lease obligations - current portion                        250,423
                                                                   -------------------
                        Total current liabilities                           2,875,402

Long-term liabilities
           Notes payable-related parties - long-term                        1,017,933
           Notes payable - long-term portion                                1,345,607
           Bank loan - long-term portion                                      625,000
           Capital lease obligations - long-term portion                      634,700
                                                                   -------------------
                        Total liabilities                                   6,498,642
                                                                   -------------------

Stockholders' equity
           Preferred stock $0.001 par value; 25,000,000 shares
              authorized, no shares issued and outstanding                        --
           Common stock $0.001 par value; 225,000,000 shares
           authorized, 87,662,227 shares issued and outstanding                87,662
           Additional paid-in capital                                      18,180,899
           Common stock to be issued                                            1,500
           Accumulated deficit                                             (5,604,863)
                                                                   -------------------
                        Total stockholders' equity                         12,665,198

                                                                   -------------------
           Total liabilities and stockholders' equity              $       19,163,840
                                                                   ===================

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months ended September 30,   Nine Months ended September 30,
                                                2004             2003             2004            2003
                                           ------------------------------------------------------------------

Revenues                                   $     3,190,383   $    2,558,572   $    9,046,883  $    7,910,234

Cost of revenues                                 1,718,477        1,545,269        4,898,604       4,879,898
                                           ------------------------------------------------------------------
         Gross profit                            1,471,906        1,013,303        4,148,279       3,030,336

Operating expenses
         Depreciation and amortization             259,646          198,165          887,666         593,734
         General and administrative              1,022,425          701,159        2,810,476       2,314,337
                                           ------------------------------------------------------------------
         Total operating expenses                1,282,071          899,324        3,698,142       2,908,071
                                           ------------------------------------------------------------------

Income from operations                             189,835          113,979          450,137         122,265
                                           ------------------------------------------------------------------
Other income (expense)
         Debt cancellation                               -                -                -         261,023
         Legal Settlement                                -                -          304,000               -
         Contingent reserve                        (20,000)          50,000          (75,000)        (90,000)
         Interest expense                          (17,476)         (17,388)         (70,486)        (66,935)
                                           ------------------------------------------------------------------
         Total other income (expense)              (37,476)          32,612          158,514         104,088

                                           ------------------------------------------------------------------
Income before provision for income taxes           152,359          146,591          608,651         226,353

Provision for income (tax) benefit                       -                -                -          39,000

                                           ------------------------------------------------------------------
Net income                                 $       152,359   $      146,591   $      608,651  $      265,353
                                           ==================================================================

Basic income per weighted average
         common shares outstanding         $          0.00   $         0.00   $         0.01  $         0.01
Basic weighted
                                           ------------------------------------------------------------------
         common shares outstanding              87,662,227       35,260,648       75,131,134      31,470,417
                                           ------------------------------------------------------------------
Fully diluted income per weighted average
         common shares outstanding         $          0.00   $         0.00   $         0.01  $         0.01
Fully diluted weighted average
                                           ------------------------------------------------------------------
         common shares outstanding             133,381,543       52,981,464      121,032,450      45,113,779
                                           ------------------------------------------------------------------

      See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended September 30,
                                                                          2004                          2003
                                                                  ----------------------          -----------------
Cash flows from operating activities:
      Net income                                                  $             608,651           $        265,353
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Debt cancellation                                                           --                   (261,023)
         Deferred tax benefit                                                        --                    (39,000)
         Contingent reserves                                                     75,000                         --
         Legal Settlement                                                      (304,000)                        --
         Depreciation and amortization                                          887,666                    593,734
      Changes in operating assets and liabilities:
         Change in automated teller machine vault cash                          (59,075)                   (10,899)
         Change in accounts receivable                                         (600,177)                  (100,839)
         Change in inventory                                                    (28,893)                        --
         Change in notes receivable                                             (99,895)                        --
         Change in prepaid expenses and other current assets                   (178,980)                   (34,175)
         Change in other assets                                                   6,894                     42,185
         Change in accounts payable and accrued liabilities                     229,911                   (331,933)
         Change in automated teller machine vault cash payable                   59,075                     10,899
                                                                  ----------------------          -----------------
                 Net cash provided by operating activities                      596,177                    134,302
                                                                  ----------------------          -----------------

Cash flows from investing activities:
      Purchase of fixed assets                                               (4,458,331)                  (234,957)
      Purchase of contracts                                                  (9,269,641)                        --
                                                                  ----------------------          -----------------
                 Net cash used in investing activities                      (13,727,972)                  (234,957)
                                                                  ----------------------          -----------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  7,200,568                    589,249
      Proceeds from the issuance of bank loans                                1,726,680                         --
      Proceeds from notes payable - related parties                           1,050,000                         --
      Proceeds from notes payable                                             1,162,807                         --
      Proceeds on capital lease obligations                                     691,351                         --
      Principal payments on notes payable                                       (12,138)                   (30,711)
      Principal payments on notes payable - related parties                     (54,389)                  (120,717)
      Principal payments on due to related parties                                   --                   (140,795)
      Change in stock payable                                                   (31,000)                        --
      Principal payments on capital lease obligations                          (112,927)                  (116,152)
                                                                  ----------------------          -----------------
                 Net cash provided by financing activities                   11,620,952                    180,874
                                                                  ----------------------          -----------------

(Decrease)/increase in cash                                       $          (1,510,843)                    80,219

Cash, beginning of period                                                     1,832,079                    116,568

                                                                  ----------------------          -----------------
Cash, end of period                                               $             321,236           $        196,787
                                                                  ======================          =================

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                                      -                          -
      Cash paid for interest                                      $              70,486                     55,935
                                                                  ======================          =================

    See Accompanying Notes to Condensed Consolidated Financial Statements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited) (continued)

Supplemental schedule of non-cash investing and financing activities:

Cancellation of 655,000 shares of common stock
                 previously issued                                $                   -           $            655
                                                                  ======================          =================
Issuance of 1,000,000 shares of common stock in exchange for
                 cancellation of due to related party debt        $                   -           $         50,000
                                                                  ======================          =================
Issuance of 1,000,000 warrants in exchange for
                 cancellation of due to related party debt        $                   -           $         45,000
                                                                  ======================          =================

Debt cancellation of notes payable related parties                $                   -           $        243,981
                                                                  ======================          =================

Debt cancellation of notes payable                                $                   -           $         17,042
                                                                  ======================          =================

Shares returned to treasury                                       $             304,000           $              -
                                                                  ======================          =================

Cancellation of 380,000 treasury shares of common stock
                 previously issued                                $            (304,000)          $              -
                                                                  ======================          =================

Warrants issued with debt                                         $              68,549           $              -
                                                                  ======================          =================

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

     The interim condensed consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     Earnings Per Share
     Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common stock during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see the table below:

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                                              Three Months Ended            Nine Months Ended
                                                              September 30, 2004            September 30, 2004
                                                              ------------------            ------------------
Basic weighted average common shares outstanding                      87,662,227                    75,313,134
                                                              ------------------            ------------------
Add: Dilutive common stock equivalents                                45,719,316                    45,719,316
                                                              ------------------            ------------------
Fully diluted weighted average common shares                         133,381,543                   121,032,450
                                                              ==================            ==================

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                 Nine months ended September 30,
                                                        2004           2003
                                                    ------------  ------------

        Net Income, as reported                     $   608,651   $   265,353
        Deduct: Stock-based employee compensation
         expense included in reported loss,
         net of related tax effects                          --            --
        Add: Total stock-based employee
         compensation expense determined under
         fair value based methods for all awards,
         net of related tax effects                    (338,395)     (150,169)
                                                    ------------  ------------
        Pro forma net income                        $   270,256   $   115,184
                                                    ============  ============

        Net income per common share
         Basic income, as reported                  $      0.01   $      0.01
                                                    ===========   ============
         Diluted income, pro forma                  $      0.00   $      0.00
                                                    ===========   ============

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

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

3.   COMMITMENTS AND CONTINGENCIES

     Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the nine month period ending September 30, 2004 and 2003 was $169,347 and $120,292, respectively.

          Future minimum rental payments required under the operating lease for the office facilities as of September 30, 2004 are as follows:


          remaining three months of 2004                  $         48,450
          2005                                                     191,917
          2006                                                     197,674
          2007                                                     203,605
          2008                                                     209,713
          2009                                                      35,476
                                                          ----------------
                                                          $        886,835
                                                          ================

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

COMMITMENTS AND CONTINGENCIES (continued)



     Legal proceedings - As of September 30, 2004, the Company has accrued legal costs of $75,000 related to various legal proceedings.

There are no new pending or threatened litigation or legal proceedings since December 31, 2003.

New Debt - During September 2004 the Company was able to raise $1,750,000; from a $500,000 working capital facility at floating prime rate due within one year, and a $1,250,000 two year term loan at floating prime plus 25 basis points. These funds were used for working capital and acquisition costs.

The Company was also able to raise $2,250,000 through shareholders in unsecured 9% debenture notes due in three years. Of the 9% debenture notes raised $1,050,000 was from related parties. Warrants were issued with the debentures totaling 675,000 common stock purchase warrants exercisable at $0.35 per share.

The warrants were valued at $68,549 using a Black-Scholes valuation formula and are being accounted for as a discount on the debentures issued, which is being amortized over the life of the debentures.


4.   CHANGES IN STOCKHOLDERS' EQUITY


     During April 2004 380,000 common shares were returned to the Company relating to a legal settlement. Initially these shares were issued in 2001 for consulting fees and charged against income. At the time the settlement occurred these shares had a market value of $0.80 per share for a total value of $304,000 returned to Treasury of the company and subsequently cancelled.



See the table below for all the equity transactions for the nine month period ending September 30, 2004:

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                                             Shares            Amount      Paid-in Capital   To be issued
                                                        ------------------------------------------------------------------
      Balance as of December 31, 2003                        46,282,648        $ 46,283      $ 11,257,162       $ 32,500

 Issuance of common stock in January 2004
 related to Reg S Offering at $0.25
 per share                                                    4,408,126           4,408         1,035,092              -
 Issuance of common stock in January 2004
 related to Private Placement 2 at $0.25
 per share                                                    2,140,000           2,140           520,360        (32,500)

 Issuance of common stock in January 2004
 related to Private Placement 3 at $0.25
 per share                                                   14,000,000          14,000         3,486,000              -

 Stock Warrants from PPM 1 offered in 2003
 excercised on cashless provision in February 2004            8,336,744           8,337            (8,337)             -

 Stock Warrants from debt cancellation in 2003
 excercised on cashless provision in February 2004              912,434             912              (912)             -

 Stock Warrants from reset offered in 2003
 excercised on cashless provision in February 2004            3,604,307           3,604            (3,604)             -

 Stock Warrants from prior years issuances
 excercised at $0.10 per share in February 2004                 429,550             430            42,525              -

 Stock Warrants from prior years issuances
 excercised at $0.50 per share in February 2004                 166,666             167            83,166              -

 Issuance of common stock in January 2004
 related to warrant exercise and other issuance
 per share                                                      234,963             235            14,920              -

 Shares returned to Treasury

 Issuance of common stock in April 2004
 related to warrant exercise at $0.35
 per common share                                             7,526,789           7,526         1,989,598

 Cancellation of shares returned to Treasury                   (380,000)           (380)         (303,620)

 Common stock to be issued                                                                                         1,500

 Warrants issued with debt                                                                         68,549

 Net Income

                                                        ------------------------------------------------------------------
 Balance, September 30, 2004                                 87,662,227          87,662        18,180,899          1,500
                                                        ==================================================================

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

See the table below for all the equity transactions for the nine month period ending September 30, 2004: (continued)


                                                          Common Stock           Stock            Deficit          Equity
                                                        ----------------------------------------------------------------------

     Balance as of December 31, 2003                                  $ -                 $ -    $ (6,213,514)    $ 5,122,431

Issuance of common stock in January 2004
related to Reg S Offering at $0.25
per share                                                               -                   -               -       1,039,500
Issuance of common stock in January 2004
related to Private Placement 2 at $0.25
per share                                                               -                   -               -         490,000

Issuance of common stock in January 2004
related to Private Placement 3 at $0.25
per share                                                               -                   -               -       3,500,000

Stock Warrants from PPM 1 offered in 2003
excercised on cashless provision in February 2004                       -                   -               -               -

Stock Warrants from debt cancellation in 2003
excercised on cashless provision in February 2004                       -                   -               -               -

Stock Warrants from reset offered in 2003
excercised on cashless provision in February 2004                       -                   -               -               -

Stock Warrants from prior years issuances
excercised at $0.10 per share in February 2004                          -                   -               -          42,955

Stock Warrants from prior years issuances
excercised at $0.50 per share in February 2004                          -                   -               -          83,333

Issuance of common stock in January 2004
related to warrant exercise and other issuance
per share                                                               -                   -               -          15,155

Shares returned to Treasury                                                          (304,000)                       (304,000)

Issuance of common stock in April 2004
related to warrant exercise at $0.35
per common share                                                                                                    1,997,124

Cancellation of shares returned to Treasury                                           304,000                               -

Common stock to be issued                                                                                               1,500

Warrants issued with debt                                                                                              68,549

Net Income                                                                                            608,651         608,651

                                                        ----------------------------------------------------------------------
Balance, September 30, 2004                                             -                   -      (5,604,863)     12,665,198
                                                        ======================================================================

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



5.   BUSINESS ACQUISITIONS

     Effective on September 30, 2004, Global Axcess Corp. (the "Company") acquired substantially all of the assets of ATM Network Services, Inc. dba The Bailey Group, a Nevada corporation ("The Bailey Group") pursuant to the Asset Purchase Agreement dated as of September 24, 2004 (the "Agreement") between the Company and The Bailey Group. The Bailey Group is a party to agreements ("Merchant Agreements") relating to the placement, maintenance and processing of transactions from at least 725 Automated Teller Machines ("ATMs") pursuant to which it provides processing services, cash services, maintenance services, prepaid cellular services, debit card services, phone card services, internet services, check cashing services and wire transfer services for Automated Teller Machines. The Company acquired the Merchant Agreements as well as the assets used in servicing the Merchant Agreements including certain ATMs, ATM spare parts, ATM repair equipment and ATM test equipment, Point Of Sale ("POS") devices including POS spare parts, POS repair equipment and POS test equipment, and modems connected to the ATMs, and all systems related thereto.

     The purchase price for the acquisition was $7,000,000 in cash of which $6,500,000 was paid on closing and $500,000 was held in escrow to be used for the payment of liabilities existing prior to close. The transaction was funded by utilizing cash generated from the sale of the Company's common stock and debt instruments in connection with three private placements by the Company

     Upon closing, the Company also entered into a Consulting Agreement with Bill H. Bailey, Jr., the controlling owner of The Bailey Group, whereby the Company engaged Mr. Bailey as a business development advisor. The term of the Consulting Agreement is three years. In consideration for providing his services, the Company issued Mr. Bailey a secured promissory note in the amount of $150,000. The promissory note bears interest of 4% and is due and payable in increments of $50,000 plus accrued interest on the last business day of September 2005, 2006 and 2007. The parties also entered into a Confidentiality and Business Protection Agreement.

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


                         PROFORMA FINANCIAL INFORMATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                            Global Axcess Corp     ATM Network Services, Inc.
                        ASSETS                                Balance Sheet            Balance Sheet               Proforma
                                                          As of December 31, 2003  As of December 31, 2003       Balance Sheet
Current assets
        Cash                                                 $       1,832,079         $         227,883      $       2,059,962
        Automated teller machine vault cash                            298,705                                          298,705
        Accounts receivable, net                                       450,676                    13,088                463,764
        Prepaid expense and other current assets                       117,092                   233,133                350,225
                                                             ------------------        ------------------     ------------------
                    Total current assets                             2,698,552                   474,104              3,172,656

Fixed assets, net                                                    1,840,792                 3,162,151              5,002,943

Other assets
        Intangible assets, net                                       2,312,926                        --              2,312,926
        Other assets                                                    21,981                    14,333                 36,314
                                                             ------------------        ------------------     ------------------

Total assets                                                 $       6,874,251         $       3,650,588      $      10,524,839
                                                             ==================        ==================     ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued liabilities             $         783,326         $       1,029,225              1,812,551
        Automated teller machine vault cash payable                    298,705                        --                298,705
        Notes payable-related parties  - curent portion                 48,320                        --                 48,320
        Notes payable - current portion                                 40,000                        --                 40,000
        Capital lease obligations - current portion                    105,111                        --                105,111
                                                             ------------------        ------------------     ------------------
                    Total current liabilities                        1,275,462                 1,029,225              2,304,687

Long-term liabilities
        Notes payable-related parties - long-term portion              274,771                 6,605,777              6,880,548
        Notes payable - long-term portion                                   --                   456,391                456,391
        Capital lease obligations - long-term portion                  201,588                        --                201,588
                                                             ------------------        ------------------     ------------------

Total liabilities                                                    1,751,821                 8,091,393              9,843,214

Commitments and contingencies                                               --                        --                      -

Stockholders' equity
        Preferred stock; $0.001 par value; 25,000,000 shares
           authorized, no shares issued and outstanding                     --                        --                      -
        Common stock; $0.001 par value; 125,000,000 shares
           authorized, 46,282,648 shares issued and
           shares outstanding                                           46,283                    95,000                141,283
        Additional paid-in capital                                  11,257,161                 4,697,020             15,954,181
        Common Stock Payable                                            32,500                        --                 32,500
        Accumulated deficit                                         (6,213,514)               (9,232,825)           (15,446,339)
                                                             ------------------        ------------------     ------------------
                    Total stockholders' equity                       5,122,430                (4,440,805)               681,625
                                                             ------------------        ------------------     ------------------

Total liabilities and stockholders' equity                   $       6,874,251         $       3,650,588      $      10,524,839
                                                             ==================        ==================     ==================

                         PROFORMA FINANCIAL INFORMATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                         Global Axcess Corp        ATM Networks, Inc.
                                                         For the year ended        For the year ended         Proforma
                                                          December 31, 2003         December 31, 2003         December 31, 2003

Revenues                                                     $      10,201,765         $     5,659,096        $      15,860,861

Cost of revenues                                                     6,377,846               2,762,177                9,140,023
                                                             ------------------        ----------------       ------------------
        Gross profit                                                 3,823,919               2,896,919                6,720,838
                                                             ------------------        ----------------       ------------------
Operating expenses
        Depreciation and Amortization                                  790,795                 852,789                1,643,584
        Selling, general and administrative                          2,874,999               2,367,146                5,242,145
                                                             ------------------        ----------------       ------------------
                 Total operating expenses                            3,665,794               3,219,935                6,885,729
                                                             ------------------        ----------------       ------------------
        Income/(Loss) from Operations                                  158,125                (323,016)                (164,891)
                                                             ------------------        ----------------       ------------------

Other income (expense)
        Settlement income                                                   --                  76,454                   76,454
        Foregiveness of Debt                                           261,023                                          261,023
        Other (expense)/income                                          (1,200)                                          (1,200)
        Loss on sale of fixed asset                                          -                  (6,478)                  (6,478)
        Interest expense                                              (108,082)                                        (108,082)
                                                             ------------------        ----------------       ------------------
                 Total other income                                    151,741                  69,976                  221,717
                                                             ------------------        ----------------       ------------------

Income before provision for income taxes                               309,866                (253,040)                  56,826
Provision for income taxes                                                  --                     283                    $ 283
                                                             ------------------        ----------------       ------------------

Net income                                                   $         309,866         $      (253,323)       $          56,543
                                                             ==================        ================       ==================

Basic income per common share                                $            0.01         $         (2.67)       $            0.00
                                                             ==================        ================       ==================

Diluted income per common share                              $            0.00         $          0.00        $            0.00
                                                             ==================        ================       ==================
Basic weighted average
        common shares outstanding                                   35,163,217              95,000,000        $     130,163,217
                                                             ==================        ================       ==================
Diluted weighted average
        common shares outstanding                                   72,572,835              95,000,000        $     167,572,835
                                                             ==================        ================       ==================

     On September 30, 2004, Global Axcess Corp. (the "Company") acquired substantially all of the assets of Family Heritage Estate Portfolio, Inc., a Pennsylvania corporation ("FHEP") pursuant to the Asset Purchase Agreement dated as of June 21, 2004 (the "Agreement"), as amended on August 27, 2004, between the Company and FHEP. FHEP is currently in receivership and Inglewood Associates, Inc., a Pennsylvania corporation (the "Receiver"), has been appointed as receiver for FHEP and executed the Agreement.

     FHEP is a party to various agreements with Nationwide Money Services, Inc., a wholly-owned subsidiary of the Company, pursuant to which FHEP acquired the right to place ATMs and receive revenues in approximately 106 locations (the "Placement Agreements"). Further, FHEP has various other agreements for the placement and processing at six ATM locations (the "Merchant Agreements"). Pursuant to the Agreement, the Company acquired the Merchant Agreements, the ATMS installed in connection with the Placement Agreements

                      GLOBAL AXCESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


     and the Merchant Agreements and the phone lines used in connection with the Placement Agreements and the Merchant Agreements. Further, FHEP introduced the Company to Parkhurst Corporation ("Parkhurst") pursuant to which the Company and Parkhurst are currently in discussion to place the ATMs acquired from FHEP in 60 of Parkhurst's restaurants operating under the Eat n' Park brand name.

     The purchase price for the acquisition was $908,000 in cash of which $816,600 was paid on closing and $91,400 was held in escrow to be used for the payment of liabilities existing prior to close. In the event that the Company enters into an agreement with Parkhurst, the Company shall pay FHEP an additional $80,000. The transaction was funded by utilizing cash generated from the sale of the Company's common stock and debt instruments in connection with three private placements by the Company.


6.   NEW ACCOUNTING PRONOUNCEMENT


     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

7.   CHANGE IN ACCOUNTING POLICY

     The Company has reviewed its estimated life of merchant contracts and has extended the lives based on FAS 142 pronouncements for estimating lives of assets based on potential indefinite periods while using a discounted cashflow valuation. The impact of which is approximately $15,000 per month in a reduction of the amortization of the asset value.

8.   SUBSEQUENT EVENTS

     The Company has added a Vault Cash Partner called First Charter Bank, which will replenish mainly First Charter Branded ATM's with vault cash at favorable rates for two years, but will also make available up to $3,000,000 at fed funds plus 25 basis points.

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

The Company's mission is to become a leading global ATM network and services provider through network acquisition and internal development of value-added turnkey, consumer and business-to-business transaction solutions and products. The Company is positioning itself to leverage its advanced technology, internal processing, economies of scale and industry knowledge to capture a larger portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically, 15% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States of America, the Company has commenced expansion of its operations throughout the United States of America.

The industry has had several significant acquisition transactions namely EFund's portfolio of 17,000 ATMs under merchant contracts for $150,000,000 to TRM; and ETrade's portfolio of 13,200 managed ATM's to Cardtronics; and Lynk System's sale of their processing and ATM base to the Royal Bank of Scotland for $525,000,000.

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

New Accounting Pronouncement

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

Comparison of Results of Operations for the Three and Nine months Ended September 30, 2004 and 2003


Revenues. The Company reported total revenue of $3,190,383 for the three month period ended September 30, 2004 as compared to $2,558,572 for the three month period ended September 30, 2003; and for the nine month periods ended September 30, 2004 and September 30, 2003 the total revenues were $9,046,883 and $7,910,234, respectively. This increase in the three and nine month revenues are mainly due to higher interchange revenue from newly acquired ATM merchant locations and increased internal sales of ATMs.

Cost of Revenues. Our total cost of revenues increased from $1,545,269 to $1,718,477 in the three month periods ended September 30, 2003 and 2004, respectively. For the nine month periods ended September 30, 2004 and September 30, 2003 the total cost of revenues were $4,898,604 and $4,879,898, respectively. Both the continued growth in our Branded Partners and the acquisition from the first quarter have had a significant impact on the level of the cost of revenues for the three and nine month periods ending September 30, 2004. These factors have reduced the costs from 60.4% of total revenue for the three months ended September 30, 2003, to 53.9% of total revenue for the three months ended September 30, 2004. For the nine month periods ended September 30, 2004 and September 30, 2003 the costs were reduced from 61.7% to 54.1% of total revenues, respectively.

Gross Margin. Gross profit as a percentage of revenue for the three month period ended September 30, 2004 and 2003 were 46.1% or $1,471,906 and 39.6% or
$1,013,303, respectively. For the nine month periods ended September 30, 2004 and September 30, 2003 the gross margins were 45.9% or $4,148,279 and 38.3% or $3,030,336, respectively. There was a significant increase in the quarterly and nine month margins due to higher profitability on the ATMs in place since December 2003, also significantly higher margin revenue came to the Company from the acquisition during the first quarter and the increase in the branding of ATM locations greatly reduced costs of revenues, as noted above.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2004 and 2003, were $1,282,071 and $899,324, respectively. For the nine month periods ended September 30, 2004 and September 30, 2003 the total operating expenses were $3,698,142 and $2,908,071, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase during the three and nine months ended September 30, 2004 is mainly attributable to investment in the future by the Company into two of its subsidiaries; Electronic Payment and Transfer, Corp. and Axcess Technology, Corp. These costs made up for 67% of the increase for the similar periods ended September 30, 2003. There were also increases in investment relations, security systems costs, audit and professional fees, salaries and wages, employee taxes and benefits during the three and nine month periods ending September 30, 2004 as compared to the similar periods ended September 30, 2003. There was also an increase in depreciation and amortization due to the acquisition of 900 ATM Merchant contracts in the first quarter of 2004 and from assets purchased at the end of fiscal year 2003 and during these same periods ended September 30, 2004.

Income from Operations. We had income from operations for the three month period ending September 30, 2004 in the amount of $189,835 as compared to income from operations of $113,979 in the three month period ended September 30, 2003. For the nine month periods ended September 30, 2004 and September 30, 2003 the income from operations were $450,137 and $122,265, respectively. The increase in income from operations reported was mainly due to higher revenues and reductions in cost of revenues noted above.

Other Income and expense. For the three month period ended September 30, 2004 and 2003 the other income and expenses were an expense of $37,476 and an income of $32,612, respectively. During the three months ended September 30, 2003 there was a reduction of a reserve set for contingent liabilities during the second quarter of 2003. During the three month period ended September 30, 2004 the Company raised a reserve by $20,000 for the current legal claims made against the company. For the nine month periods ended September 30, 2004 and September 30, 2003 the other income and expenses totaled $158,514 and $104,088, respectively. During the nine month period ending September 30, 2004 the Company received common stock returned to treasury and subsequently cancelled in the amount of $304,000. During the nine month period ended September 30, 2003 the Company cancelled debt in the amount of $261,023. Both the contingent reserves and interest expense were consistent.


Interest Expense. Interest expense remained consistent for the three and nine month periods ending September 30, 2004 to $17,476 from $17,388 for the three month period ending September 30, 2003. Interest expense was $70,486 and $66,935 for the nine month period ending September 30, 2004 and September 30, 2003, respectively. The Company was able to offset some of the higher interest expense with interest income from investment of funds into a money market account. The increase was mainly due to fees charged on new loans during the quarter ended September 30, 2004.

Income before Taxes. We had a net income before taxes of $152,359 for the three month period ended September 30, 2004; as compared to income before taxes of $146,591 for the three month period end September 30, 2003. For the nine month periods ended September 30, 2004 and September 30, 2003 the income before taxes totaled $608,651 and $265,353, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2004 and 2003. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of September 30, 2004, the Company had current assets of $2,345,406 and current liabilities of $2,875,402, which results in a negative working capital of $529,996, as compared to current assets of $997,338 and current liabilities of $1,174,915 resulting in a deficit of ($177,576) as of September 30, 2004. The ratio of current assets to current liabilities decreased to 0.82 at September 30, 2004 from 0.85 at September 30,
2003. It is expected that cash provided from operations will be sufficient for the fourth quarter of 2004 and for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the nine month period ending September 30, 2004 and 2003 was $596,177 and $134,302, respectively. Net cash provided by operating activities in the nine month period ending September 30, 2004 consisted primarily of a net income of $608,651, depreciation and amortization of $887,666, shares returned to treasury of $304,000 and an increase in contingent reserves of $75,000. Increases in operating assets over liabilities amounted to $671,140. The increase in the operating assets were mainly due to higher levels of accounts receivable from the acquisition of $600,177, a note receivable for $99,895, increase in prepaid and other assets of $178,980 and inventory of $28,893. The Company was able to obtain $3,939,487 in bank and related party notes. The Company also sold common stock less fees netting $7,200,568 in proceeds, and allowed us to make the acquisitions for $9,269,641 (plus fees less amortization) for merchant and ATM contracts, also the Company purchased fixed assets in the form of ATMs, computer hardware and upgraded software and new ATMs totaling $4,458,331. The Company's sources of cash are adequate for the next 12 month's of operations.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $15,000,000 in additional working capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases and software development.

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


     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of September 30, 2004, Nationwide Money had 105 ATMs funded by Palm Desert with a vault cash outstanding balance of about $2,300,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. As of September 30, 2004, approximately $1,400,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.


     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of September 30, 2004, Nationwide Money had 59 branded partners, which funded 712 ATMs in 8 states, with about $8.5 million in outstanding vault cash.



As a result of certain factors, our cash provided by operating activities has increased from the same period a year ago. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from operations by over $590,000. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions and fixed asset purchases.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures (outside of acquisitions) for fiscal 2004 will total approximately $1,500,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease ATMs under capital lease agreements that expire between in 2006 and 2007 and provide for lease payments at interest rates up to 10% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

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

We have a limited operating history which may not be an indicator of our future results.

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

We are dependent upon a few key personnel and their loss may negatively impact our results from operations.

Our success depends upon the continued contributions of certain key personnel, including, among others, Michael Dodak, our Chief Executive Officer, David Fann, our President and David Surette, our Chief Financial Officer who may be difficult to replace because of their extensive experience in their fields, extensive market contacts and familiarity with our activities. While we believe we have sufficient cross expertise, if any key management employee were to cease employment, our operating results may suffer. Our future success also depends in large part upon its ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Should we be unable to attract and retain skilled personnel, our performance may suffer.

The termination of our contract with our major customer could negatively impact our results of operations and may result in a significant impact to revenues.

Our contract with a major customer (Food Lion) expired in September 2001. We signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts were for a five-year period for both the existing sites and the new sites. During fiscal year 2003, we renegotiated these contracts to extend the lives until April 2011 and have in service approximately 720 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 22% of our total sites and 30% of our total revenues. Historically, these sites have generated average revenue per site in excess of other sites. If we were to lose the Food Lion and Kash n Karry accounts, our revenues would be substantially affected.


The continued growth and acceptance of debit cards as a means of payment could negatively impact our results of operations.

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

Other Factors

Any regulation or elimination of surcharge or intercharge fees could have a materially adverse impact on our results of operations.

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


If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers.

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

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


None.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

 The Company raised $2,250,000 through the sale of unsecured 9% debenture notes due in three years to accredited investors. In connection with this financing, the Company also issued common stock purchase warrants to purchase an aggregate of 675,000 shares of common stock at $.35 per share. The offering and sale of the notes and warrants were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.


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

     31.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 12, 2004 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                      -----------------------
                                      Michael Dodak
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of November, 2004.

Signature                  Title
------------------------   ---------------------------
/s/ Michael Dodak
    -------------
    Michael Dodak          CEO, Chairman

/s/ David Fann
    -------------
    David Fann             President, Secretary and Director

/S/ Don Headlund
    ------------
    Don Headlund           Director

/S/ Lock Ireland
    ------------
    Lock Ireland           Director

/S/ Robert Landis
    -------------
    Robert Landis          Director

/S/ Georg Hochwimmer
    ----------------
    Georg Hochwimmer       Director

/S/ Robert Jansen
    -------------
    Robert Jansen          Director

/S/ David Surette
    -------------
    David Surette          Chief Financial Officer