Form 10KSB
period 2004-12-31
GLOBAL AXCESS CORP
filed 2005-03-31
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
(MARK  ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2004
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from ___________ to ___________

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

                            -------------------------

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Issuer's Revenues for the fiscal year 2004 were: $13,907,950.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of March 15, 2005 was $29,884,887.

As of March 15, 2005, the Issuer had 88,485,469 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).


                                 TABLE OF CONTENTS                                 Page No.

PART  I
  Item  1.   Description of Business                                                   3
  Item  2.   Description of Properties                                                12
  Item  3.   Legal Proceedings                                                        13
  Item  4.   Submission of Matters to a Vote of Security Holders                      13

PART  II

  Item  5.   Market for Common Equity and Related Stockholder Matters                 14
  Item  6.   Management's Discussion and Analysis or Plan of Operation                16
  Item  7.   Financial Statements                                                     32
  Item  8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                                 32

PART  III

  Item  9.   Directors  and  Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act               33
  Item 10.   Executive Compensation                                                   37
  Item 11    Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                    40
  Item 12.   Certain  Relationships and Related Transactions                          41
  Item 13.   Exhibits and Reports on Form 8-K                                         42
  Item 14.   Principal Accountants Fees and Services                                  43

SIGNATURES                                                                            44

FINANCIAL  STATEMENTS                                                                F-1

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


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Headquartered in Ponte Vedra Beach, Florida, Global Axcess Corp was re-engineered in 2001 by principals with extensive and strong backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as one of the nation's leading network-based electronic commerce and financial transaction processing companies. Global Axcess Corp. (formerly known as Netholdings.com, Inc.), through its wholly owned subsidiaries (Global Axcess Corp. and its subsidiaries are hereinafter collectively referred to as the "Company"), provides services through its automated teller machine ("ATM") network and also provides financial transaction processing. The Company plans to expand through the strategic acquisition of profitable ATM portfolios and other related businesses, internal growth and deployment of enhanced non-banking ATM consumer products worldwide. The Company presently does not have definitive acquisition plans.

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

On October 24, 2003, the Company started Electronic Payment & Transfer, Corp. to continue the development of card based products initiated under the Company's subsidiaries. These products include payroll cards, debit cards and management of these cards for third parties. On October 8, 2003 the Company purchased a contract to manage various aspects of a national community program assisting housing authorities and their residents with registration, technology and other benefits.

On February 6, 2004, the Company acquired ATM processing merchant agreements to service 900 automated teller machines from Progressive Ventures, Inc.("Progressive"), a Texas corporation. The Company also acquired Progressive's trademark.

In September 2004, the Company completed its second acquisition of the year. In the purchase the Company received the rights to 111 ATM contract locations through out the northeast region.

Also in September 2004, the third acquisition was completed and the Company acquired all of the assets of the ATM Networks, Inc., which brought the Company an additional 745 ATM contract locations.


Business Description

As of December 31, 2004, the Company currently owns, manages and operates over 3,500 ATMs in its national network spanning 39 states and provides proprietary ATM branding and processing for 66 financial institutions with 583 branded sites nationwide. Under its processing subsidiary the Company performs over 850,000 financial transactions per month.

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

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. These relationships are provided through EFT Integration, a wholly owned subsidiary of The Company. EFT Integration has a relationship with the following card organizations or networks:

     o EFT Integration (EFTI) has a direct relationship with STAR, a major regional network;
     o    EFTI also processes through CU24 a national credit union network;
     o through third parties EFT Integration has relationships with Cirrus and Pulse, the two principal national card organizations; and
     o other card organizations, all of whose members are banks and ATM network operators and or sponsored by member banks.

We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

EFT Integration

EFT Integration (EFTI)operates a central processing center located in its headquarters in Ponte Vedra Beach, Florida. The processing center is connected to each ATM in its network through dedicated, dial-up communications circuits. The operation of our processing center is critical to the successful operation of the ATM network.

At the processing center, EFT Integration maintains a "switch" which links in a compatible manner ATMs in our network, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch makes possible the electronic exchange of information necessary to conduct transactions at ATMs in our network. The switch consists of a Dell computer system, telecommunications equipment, and Postilion software(purchased from Mosaic Software) and proprietary software developed by its subsidiary Axcess Technology Corp., for the operation of our network. The system has undergone rigorous testing by VISA and MasterCard and has successfully passed a VISA CISP audit and is currently VISA CISP, VISA Canada AIS, MasterCard SDP, American Express DSOP and Discover DISC compliant for secured transaction processing. EFT Integration has also passed an audit of Phase I of the SAS 70 Controls and Procedures.

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

To protect against power fluctuations or short-term interruptions, the processing center has uninterruptible power supply systems with battery and generator back-up. The processing center's data back-up systems would prevent loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, all incoming ATM messages would be re-routed to a third party processor. EFT Integration has an extensive disaster recovery plan for immediate handling of our ATM transactions, in the case of a disaster scenario. The plan entails processing, by secured third parties, and use of data facilities in two offsite locations. The plan has been successfully tested.

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

Recent Developments in Our Business

The Company has increased its Branded Cash program through financial institution partners. As of December 2004, the number of Branded partners was 66. The Company's "Branded Cash" program helps its financial partners by promoting the partner's brand in its region. This is a program where Nationwide Money Services has placed equipment it owns into a merchant location. We allow a financial institution (a bank or credit union) to brand the ATM with their name. There name also is shown on the welcome screen on the ATM. The customers of the financial institution that use the ATM receive a free (called "on-us" in the industry) transaction when they withdraw money. However, the financial institution still pays the interchange on the cash withdrawal. For this privilege the financial institution supplies the cash, the cash replenishment and first line maintenance to that ATM at a cost to Nationwide Money that is lower than if Nationwide Money pays the financial institution for the rental of money and pays independent third parties for the cash replenishment and first line maintenance.

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

Two new programs the Company initiated in 2004 are:

     o the "ATM's Made Easy" program, whereby the Company sells an ATM and obtains an automatically renewable seven year merchant and processing contract.
     o secondly, in 2004 added another program called "Outsourcing", whereby Nationwide Money Services provides ATM management services, for small and medium sized financial institutions, for their ATMs.

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

STATE       QUANTITY
-----       --------
GA          831
--          ---
TX          675
--          ---
VA          363
--          ---
FL          314
--          ---

NC          235
--          ---
NM          209
--          ---
SC          204
--          ---
MD          157
--          ---
LA          79
--          --
TN          65
--          --

The operation of the network involves the performance of many complementary tasks and services, including principally:

     o    acquiring ATMs for us or our customers,
     o selecting locations for ATMs and entering into leases for access to those locations,
     o in the case of third party merchants, establishing relationships with them for processing transactions on their ATMs,
     o the sale of our Branded Cash services to local and regional banks or credit unions(see section above "Branded Cash"),
     o establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATMs in the network,
     o operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs,
     o    processing transactions conducted on ATMs,
     o    supplying ATMs with cash and monitoring cash levels for re-supply, and
     o managing the collection of fees generated from the operation of the network.

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

We enter into leases for our ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have a term of approximately five years with various renewable time periods (typically the site owner renews under the lease). We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The ATM site owner generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

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

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 7,309,045 transactions in fiscal 2004 and 6,565,344 transactions on our network in fiscal 2003. We are currently running at an approximate 10,500,000 transaction run rate at the end of the fiscal year.

Axcess Technology Corporation

The Company commenced operation of Axcess Technology Corporation, a wholly-owned corporation, initiated to increase the Company's development of propriety software products for the ATM and banking industries, for example all of the NMS Mystro products. Axcess Technology Corp., has an office at the Company's headquarters in Ponte Vedra Beach, FL and an office near Cape Town, South Africa.

Electronic Payment & Transfer, Corp.

A new start-up subsidiary for the Company, Electronic Payment & Transfer, Corporation (EP&T) has been established to offer prepaid debit card products directly through employers and through financial service sales channels. EP&T's E-Payroll card product, the "Easy Green Cash" card, offers solutions to employers that:

     o    wish to lower payroll costs; and/or

     o need to pay employees without bank accounts or need to pay employees that travel or employees at different locations.

EP&T's card products can also be bundled with other products and services tailored to meet the segment of the public that are not, or not fully, served by traditional financial services companies. The debit cards can be used to access cash at ATMs, transfer funds or carryout transactions at POS devices. Subsequent product offerings are expected to include cards tied to consumer debt type products, a bill payment network, card management and processing solutions and a wider range of debit card based products. EP&T has the initial card products available and are currently building a sales and marketing network to ramp up revenue.


Acquisition Strategy

The Company believes there may be opportunities to purchase or merge with other ATM deployers. These acquisition targets include many small-to-medium size ATM deployers located in the U.S. By absorbing the operations of these company(s) into one central operation and eliminating the duplication of overhead, the economies-of-scale realized may increase the profit margins of the Company. Its first of three acquisitions was completed in February, 2004 with an approximately 900 ATM Merchant contracts added.

The second acquisition was completed at the end of September, 2004 with 111 ATM locations added. While the third, also completed at the end of September, 2004, added over 770 ATM locations to the Company's network.

Business Continuity

Global Axcess' business continuity plan includes the following two main components:

     o a plan to ensure the continuous operation of Global Axcess' core transaction processing systems; and

     o a plan to minimize disruption of the remainder of its business functions.

Transaction Processing Systems.

The Company maintains Universal Power Systems and diesel generators for back-up power during temporary power outages. In the event of a longer-term business interruption, the Company has a Business Continuity Plan that allows all incoming ATM messages to be re-routed to the Company's back up site at SunGard Availability Services. SunGard is an international leader in business continuity services. The Company's back up site is located in Carlstadt, New Jersey.

Other Business Functions.

The Company has a Business Continuity Plan for the remainder of its business functions that can be broken down into 4 elements: Prevention, Event Management, Event Mitigation, and Event Recovery. The plan addresses events such as vendor service interruption, natural disasters, and internal systems problems. In the event of a catastrophic event, the Company also maintains alternate SunGard sites in Lake Mary, Florida and Atlanta, Georgia for office operations. These alternate sites provide immediate access to the technical and office facilities required for failover. Copies of all software and critical business information are maintained off-site.


Competition

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, ATM location and access to the networks. The market for the transaction processing and payment services industry and specifically ATM services is highly competitive. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than us.

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

     o Consolidators networks in the business, such as TRM/E-Funds and Cardtronics/E-Trade, consist of approximately 21,868 ATMs and 25,000 ATMs respectively.

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


ATM Network Technology

Most of the ATMs in our network are manufactured by Fujitsu, Triton and Tranax, but we own several other brands of ATMs such as Greenlink, Tidel, and others. EFT Integration can process transactions generated by these brands of ATMs as well as most other manufacturers such as IBM/Diebold, NCR, and Seimens/Nixdorf. The wide range of advanced technology available for new ATMs provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as providing revenue opportunities for advertising and selling products through the use of monochrome or color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it into the network.

Vault Cash.

An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. We rent vault cash for 1,126 of our ATMs from banks located in the U.S. Through our Branded Cash program our branded cash partners provide cash for 417 ATM. For the remaining 1,295 ATM's in our network, we do not supply the vault cash. These would include merchant owned ATM's where they supply their own cash, ATM's owned by other third party owners and ATM's that are only processed through EFTI. "See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."


Significant Relationships.

We have agreements with Food Lion and Kash n Karry Stores for whom approximately 629 and 67 ATMs, respectively, have been installed at their locations as of December 31, 2004. The agreement for both of these grocery store chains was originally for a five year period and set to automatically renew on November 28, 2007, however the contract was extended in September, 2003 to run through April, 2011 and set to automatically renew, unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash n Karry Stores accounted for approximately 47.9% and 2.4% of our revenues in fiscal year 2004, respectively. Kash n Karry stores closed 28 locations during 2004. The impact on our revenues of these closed stores is expected to be a decrease of approximately $235,000.


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

The nation's largest PIN-based debit network, Star, owned by Omaha, NE based First Data Corp., is mandating that after June 30, 2003, all new and replacement ATMs be capable of supporting Triple DES transactions, and that processors like EFT Integration be Triple DES ready by July 1, 2004. As of December 31, 2003 EFT Integration has been made ready to process transactions based on Triple DES requirements. MasterCard requires that every new or replaced ATM to be Triple

DES compliant by April 1, 2002 (MasterCard), and all ATMs that are installed or to be installed must be Triple DES compliant by March 31, 2005. VISA has given the networks until December 31, 2005 to be Triple DES compliant. The industry is trying to move for all networks and Mastercard to allow the industry to be ready at the latest December 31, 2005, however that has not fully occurred as of today.

The Company, however, has been granted an extension by MasterCard, VISA and STAR for Triple DES compliance of December 31, 2006. Processing only customers of EFT Integration have been granted a similar extension to December 31, 2005.

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


During the past two fiscal years ending December 31, 2004 and 2003, the amount of research and development costs amounted to $351,271 and $270,596, respectively. The amount of these activities borne directly by customers was $0.


Employees

At December 31, 2004, the Company had 62 full time employees working in the following subsidiaries:

Global Axcess Corp                5
Nationwide Money Services        39
EFT Integration                   3
Axcess Technology Corp           14
Electronic Payment & Transfer     1

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


ITEM 2. DESCRIPTION OF PROPERTIES

                                Approximate
                                Square
Location                        Footage                      Use
-----------------------------  --------------  --------------------------------
Ponte Vedra, Florida           10,000 sq. ft.   General office use;
                                                operations,
                                                accounting, software
                                                development
                                                and related
                                                administrative

-----------------------------  --------------  --------------------------------
West Columbia, South Carolina   3,600 sq. ft.   General warehouse use,
                                                equipment
                                                storage, and maintenance
                                                operations.
-----------------------------  --------------  --------------------------------
Cape Town, South Africa         1,800 sq. ft.   General Office use, software
                                                Development
-----------------------------  --------------  --------------------------------
Jacksonville, Texas            5,000 sq. ft.    Office, general warehouse use,
                                                equipment
                                                storage, and maintenance
                                                operations.



In general, all facilities are in good condition and are operating at capacities that range from 85% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3. LEGAL PROCEEDINGS


During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has settled with the BSA subsequent to December 31, 2004. The Company has reserved the amounts fully as of December 31, 2004.


In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement:
o compensation, bonuses and other benefits of approximately $316,915; and o 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share.

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

           None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are authorized to issue a total of 225,000,000 shares of Common Stock, and 25,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GLXS". As of March 10, 2005, there were 87,896,727 shares of the Company's Common Stock ($0.001 par value) issued and outstanding.

On March 15, 2005, there were 649 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock.

                                                      Price Range
                                                      ------------
                                                      High    Low
                                                      ------  ----
                  Fiscal 2004:
                    First Quarter                     $ 1.21   .45
                    Second Quarter                       .68   .51
                    Third Quarter                        .55   .28
                    Fourth Quarter                       .37   .26
                    Fiscal Year                         1.21   .26

                  Fiscal 2003:
                    First Quarter                     $  .15   .06
                    Second Quarter                       .29   .06
                    Third Quarter                        .36   .17
                    Fourth Quarter                       .36   .30
                    Fiscal Year                          .36   .06


We have paid no dividends on our common stock during the fiscal year ended December 31, 2004, or during any period of the Company's existence.

The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Securities authorized for issuance under equity compensation plans:

As of December 31, 2004, we had the following securities authorized for issuance under the equity compensation plans:

                                                                  Number of           Weighted-average   Number of securities
Plan Category                                                     Securities to be    exercise price of  remaining available
                                                                  issued upon         outstanding        for future issuance
                                                                  exercise of         options, warrants  under equity
                                                                  outstanding         and rights         compensation plans
                                                                  options, warrants                      (excluding
                                                                  and rights                             securities reflected
                                                                                                         in column (a)

Equity compensation plans approved by security holders
     Stock Options                                                12,223,500          $ 0.28                   5,276,500
     Warrants                                                     54,079,342          $ 0.55                          --
Equity compensation plans not approved by security holders                --              --                          --
Total                                                             64,109,951           $ 0.82                  4,435,500


Recent Sales of Unregistered Securities

January 15, 2004, the Company closed its Regulation S private offering whereby it raised $1,039,500 during the three months ended March 31, 2004 in connection with the sale of 2,204,063 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and received four common stock purchase warrants,(F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The terms of the warrants are set forth below.



January 19, 2004, the Company closed its 2nd private offering whereby it raised $490,000 during the three months ended March 31, 2004 in connection with the sale of 1,070,000 units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and received four common stock purchase warrants,(F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The terms of the warrants are set forth below.

..

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

All common shares associated with the above private placement are restricted securities in accordance with Rule 144 as promulgated under the of the Securities Act of 1933. However, the Company filed a registration statement covering the shares of common stock and the shares underlying the common stock purchase warrants, which has been declared effective.

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

Also during February 2004, shareholders exercised stock options for 166,666 shares of common stock. These stock options were exercised at $0.50 per share for an amount of $83,333.

In March 2004, shareholders exercised stock purchase warrants at $0.35 per share and received $1,966,489. The Company issued 5,618,571 shares on April 1, 2004.

During 2004, after entering into a settlement agreement, 380,000 common shares were returned to the Company. Initially these shares were issued in 2001 for consulting fees and charged against income. At the time the settlement occurred these shares had a market value of $0.80 per share for a total value of $304,000 returned to Treasury of the company.

During September 2004, the Company issued debt with stock purchase warrants attached at an exercise price of $0.35 per share. A total of 675,000 shares underlying the stock purchase warrants for a fair value of $68,549 were issued.

During the fourth quarter of the year, 20,000 shares were issued for consulting services at a fair value of $5,800.

During December 2004 the Company issued 1,200,000 stock options at an exercise price of $0.30, for a fair value of $9,094.

During December 2004, the Company prepaid $12,500 of consulting costs for capital raising activities.

Refer to the "Statement of Stockholder's Equity" in the Financial Statements and related Footnote Disclosures, attached.

 The use of proceeds from each of the above offerings were for working capital and acquisitions of assets (as described in Item 1, "Recent Developments".


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion (presented in millions, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2005. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

The Company, through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations throughout the United States. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes cash withdrawals from an ATM in our network.

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


Comparison of Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

Revenues. Our total revenues increased 36% to $13,907,950 for the fiscal year ended December 31, 2004 ("fiscal 2004") from $10,201,765 for the fiscal year ended December 31, 2003 ("fiscal 2003"). This increase is due to a number of factors, but is mainly due to two main factors:

     o    added revenue generated from the three acquisitions during fiscal
          2004;
     o    and from internal growth with increased locations.

Cost of Revenues. Our total cost of revenues increased by 29% from $6,377,846 or 62.5% of revenue to $8,204,890 or 59% of revenue in fiscal years ending December 31, 2003 and 2004, respectively. The principal components of cost of revenues are cost of cash and cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates and ATM site rentals. The decrease in cost of revenues is mainly attributable to three factors: the reduction of unprofitable site locations; the increase in branded cash locations under the Branded Cash Program; and the addition of higher margin ATM merchant locations

The branded cash program saw an increase in the umber of financial institutions to 66, an increase in fiscal 2004 of 32, from 34 at the end of fiscal 2003. The number of sites increased from 352 branded ATM sites in fiscal 2003, to over 583 Branded Cash sites in fiscal 2004.

The acquisition of over 900 ATM merchant locations early in fiscal year 2004 added gross margins from that acquisition of approximately 70%, thus reducing the weighted average of cost of revenues from fiscal year 2003.

Gross Margin. Gross profit as a percentage of revenues was 37.5% in 2003 and 41% in 2004. The increase in fiscal 2004 was caused by a number of factors, including the factors listed above in Cost of Revenue.

Operating Expenses. Our total operating expenses increased to $5,162,056 or 37.1% of revenue in fiscal 2004 from $3,665,794 or 35.9% of revenue in fiscal 2003. The principal components of operating expenses are general and administrative expenses such as professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also includes depreciation and amortization.

The increase in operating expenses is mainly attributable to increases in selling, general and administrative expenses as a result of increases in development costs for Electronic Payment & Transfer Corp., acquisition overhead costs, and increases in investment relations, security systems costs, audit and professional fees, salaries and wages, employee taxes and benefits during the fiscal period 2004. In addition, there was a significant increase in amortization of intangible merchant contracts from the acquisitions during the year in the amount of $368,766 as compared to 2003.

Depreciation and Amortization. Depreciation and amortization has increased in fiscal year 2004 to $1,159,561 from $790,795 in fiscal year 2003. This increase in depreciation and amortization expense was due to several factors:

     o the first is an increase in ATM equipment and developed software, purchased and acquired during fiscal year 2004, whereby fixed assets, net, have grown from $1,840,792 in fiscal year 2003 to $4,945,588 in fiscal year 2004; and
     o secondly, there was an increase in amortization of merchant contracts purchased during the fiscal year 2004, with merchant contract assets increasing from $1,170,017 in fiscal year 2003, to $8,632,895 in fiscal year 2004.

See Financial Statement Footnotes #1 Significant Account Policies and #5 Intangible Assets, regarding the amortization of intangible merchant contracts.

Interest Expense. Interest expense has increased to $188,411 or 1.35% of revenue in fiscal 2004 from $108,082 or 1.06% or revenue in fiscal 2003. This was mainly due to the increased bank loans and notes of $4,121,346 in fiscal year 2004 from $363,091 in fiscal year 2003, as well as increased capital leases from $306,700 during the fiscal year 2003 to $1,168,437 in fiscal year 2004.

Other Income/Expense. Other income decreased to $249,000 in fiscal year 2004 as compared to other income of $259,823 in fiscal year 2003. The income in fiscal year 2003 was attributable to debt cancellation by note holders. In fiscal year 2004 the income we had was a one time settlement income in connection with the receipt of approximately $304,000 worth of stock returned and cancelled by the Company to settle a claim by the Company. This was offset by increased contingent reserves of $55,000 in fiscal year 2004.

Income before Taxes. We had income before taxes of $601,594 during the fiscal year ended December 31, 2004 compared to income of $309,866 during the fiscal year ended December 31, 2003 as a result of the factors discussed above.

Income Taxes. We paid no income taxes for fiscal 2003 or fiscal year 2004, as a result of a loss in 2001 and a carryforward from 2001 of approximately $7,500,000. We have unused operating loss carry forwards which will expire in various periods through 2016. Due to accelerated depreciation and amortization tax laws the Company realized a tax loss for 2004. The Company is expecting to record a book income but another tax loss in 2005, and therefore is required to use a valuation allowance and record a deferred tax benefit during fiscal year 2004 in the amount of $538,295. Due to the unforeseen nature of the business it is unknown what valuation allowance will be needed in 2005, and therefore the remaining unused operating loss carryforward will be available to offset future income when known.

IMPAIRMENT OF GOODWILL

Management has reviewed the remaining value of goodwill and merchant contracts of $4,023,034 and $8,632,895, respectively, which is attributable to the acquisition of Nationwide Money Services, Inc. and its wholly owned subsidiary, EFT Integration; the acquisition of the Clearinghouse Services Agreement; and the three asset acquisitions, during fiscal year 2004, and has determined that there is no impairment of these assets based upon future expectations of cash flow.

RELATED PARTY TRANSACTIONS

During fiscal year 2004 there were several related party transactions as noted below:

In February 2004, we issued 912,435 shares of common stock to Michael Dodak, a stockholder, officer, and director of the Company, as a result of the cashless exercise of 1,000,000 warrants at $0.10 per share that were initially purchased from the Company.

In February 2004, we issued 912,435 shares of common stock to David Fann, a stockholder, officer, and director of the Company, through exercise of 1,000,000 Private Placement Offering Warrants (offsetting an equal amount of debt currently owed by our company) at $0.10 per share and exercised as cashless.

In February 2004, we issued 364,974 shares of common stock to Bob Colabrese, a stockholder, and officer of the Company, through cashless exercise of 400,000 Warrants at $0.10 per share that were initially purchased from the Company.

In February 2004, we issued 91,244 shares of common stock to David Surette, a stockholder, and officer of the Company, through cashless exercise of 100,000 Warrants at $0.10 per share that were initially purchased from the Company.

In February 2004, we issued 365,035 shares of common stock to Lock Ireland, a stockholder and director of the Company, through cashless exercise of 400,000 Warrants at $0.10 per share that were initially purchased from the Company.

In March 2004, we issued 10,000 shares of common stock to Lock Ireland, a stockholder and director of the Company, through exercise of 10,000 Warrants at $0.35 per share that were initially purchased from the Company.

In March 2004, we issued 700,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, through the exercise of Warrants at $0.35 per share that were initially purchased from the Company.

In March 2004, we issued 700,000 shares of common stock to Renaissance Capital Growth & Income Fund III, Inc., a stockholder and beneficial owner of the Company, through the exercise of Warrants at $0.35 per share that were initially purchased from the Company.

In March 2004, we issued 700,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of the Company, through the exercise of Warrants at $0.35 per share that were initially purchased from the Company.


In February 2004, we issued 2,666,667 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 2,666,667 shares of common stock to Renaissance Capital Growth & Income Fund III, Inc., a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 2,666,667 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 6,000,000 shares of common stock to Baron Partners, LP, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $1,500,000 and we issued 12,000,000 Warrants exercisable from $0.35 to $1.00.

In September 2004, we issued 15,000 warrants to Lock Ireland, a stockholder and director of the Company, as part of a debenture with an exercise price of $0.35 per share.

In September 2004, we issued 330,000 warrants to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, as part of a debenture with an exercise price of $0.35 per share.

As of December 31, 2004, we had an unsecured promissory note in the amount of $192,966 outstanding payable to Robert Mehlman, a stockholder of the Company. The note bears interest in the amount of 11% and is due in June 2013


During the fiscal years 2004 and 2003 there were payments on notes payable - related parties of $57,814 and $262,447, respectively.

Also during fiscal year 2004 there were new proceeds from notes payable - related parties in the amount of $2,250,000. These funds were used to provide acquisition financing.

During June 2003, several of the Company's management acquired stock of the Company, see Item 12 below under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

During October 2003, the management of the Company was granted an incentive stock option plan for performance goals effective during fiscal year 2004.

During December 2004 the management of the Company was granted an incentive stock option plan for performance goals effective during fiscal year 2005. See
Item 10, "EXECUTIVE COMPENSATION" for more detail.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of December 31, 2004, the Company had current assets of $2,750,511 and current liabilities of $3,849,745 which results in a working capital deficit of $1,099,234, as compared to current assets of $2,698,552 and current liabilities of $1,275,462 resulting in a working capital of $1,423,090 as of December 31,2003. The ratio of current assets to current liabilities decreased to 0.71 at December 31, 2004 from 2.11 at December 31, 2003. Due to the accounting of purchased acquisitions, whereby the assets purchased are considered long-term, and the debt used to acquire the acquisitions has a current portion (principal due within 12 months of the balance sheet date), the effect is that the current liabilities are more heavily weighted. We are not able to include future earnings in the current asset side of the calculation. The effect is that the majority of the current liabilities increased from acquisition debt by $1,125,000, thereby accounting for substantially all of the working capital deficit. It is expected that cash provided from operations will be sufficient for the next 12 months.


Additional Funding Sources

We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, from the settlement of various issues with third parties and from private placement offerings. Net cash provided by operating activities was $1,795,851 and $187,768 in fiscal 2004 and fiscal 2003, respectively. Net cash provided by operating activities in fiscal 2004 consisted primarily of a income of $1,139,889, an increase in depreciation and amortization to $1,159,561 by 368,766, an increase in deferred tax asset of

$538,296, an increase in accounts receivable and notes receivable of $794,134, an increase in inventory of $25,979, increases in prepaid and other assets of $94,159, an increase on other non-current assets of $138,886, and an increase of accounts payable and accrued liabilities of $1,087,855. The Company was able to obtain $4,177,807 in bank loans, related party notes and capital lease lines. The Company also sold common stock less fees netting $6,956,156 in proceeds, and allowed us to make the acquisitions for $10,719,398 (plus fees less amortization)for merchant and ATM contracts, also the Company purchased fixed assets in the form of ATMs, computer hardware and upgraded software and new ATMs totaling $2,845,167,. The Company's sources of cash are adequate for the next 12 month's of operations.


In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, including the potential for making strategic acquisitions, which could better position the Company for growth. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $9,100,000 total raise in equity financing during the years ended December 31, 2004 and 2003, the majority was funded by institutions. There can be no guarantee that institutional funding will be available to the Company.

The Company has been successful in raising funds in fiscal year 2004. From the three (3) Private Placements Offerings additional funds may become available from the callable sections of warrants attached to the common stock sold in these offerings although we cannot guarantee that this will happen. In the first quarter of fiscal year 2004, the Company has been able to make one call on the warrants from the 2nd Offering. The Company has received over $2,000,000 under a call to exercise during this time period.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity and/or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $3,000,000 in additional working capital to meet its needs for the next 12 months for such items as new and updated ATMs, software development and card development. These needs are currently being met by Lease Credit facilities with several leasing companies, one being Wachovia Leasing Corp. Ongoing acquisition funding will require the raising of funds specifically for those acquisitions.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day's withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements.

     o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of 12/31/2004, Nationwide Money had 98 ATMs funded by Palm Desert with a vault cash outstanding balance of about $2,500,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

     o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. In September, 2004 the Company renegotiated a higher level of vault cash limit to $20,00,000. As of December 31, 2004, approximately $14,300,000 was outstanding. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

     o During October 2004, the Company signed and agreement with First Charter Bank to provide vault cash with limits up to $3,000,000. The agreement arranges for First Charter to brand ATM's while providing the vault cash for reduced rates compared to other providers of vault cash. They currently provide approximately $2,500,000 of vault cash at the end of the fiscal year.

     o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of 12/31/04, Nationwide Money had 66 branded financial partners, which funded 583 ATMs, with about $13.0 million in outstanding vault cash.



As a result of certain factors, our working capital has decreased from the same period a year ago. We had negative working capital change of $2,522,325 on December 31, 2004 and this has changed from a positive working capital of $1,423,090 at December 31, 2003. This decrease in working capital is mainly due to asset and acquisition purchases totaling $14,607,361 during fiscal year 2004.

These investing activities were mainly funded by cash provided by financing activities of $10,533,353. Private Placement offerings in fiscal year 2004 provided the remaining cash and was also used to payoff lease obligations, notes due to related parties and notes payable. In addition, we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp.

During February 2004, the Company acquired approximately 900 ATM Merchant processing agreements for $3.9 million. These funds were mainly funded through institutional investors through two additional Private Placement Offerings totaling approximately $4.5 million during fiscal years 2003 and 2004. During September 2004, the Company acquired approximately 111 and 745 ATM Merchant location contracts for $918,000 and 7,000,000, respectively. These latest acquisitions were partly funded through the Private Placement Offerings and through debt raised of $4,000,000, for a total acquisition cost of $7,918,000.

The acquisitions during fiscal 2004 for merchant and ownership contracts have added approximately $250,000 per month of EBITDA cash flow. Along with these contracts, as any newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that future cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6,7 and 8 to our Consolidated Financial Statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures for fiscal 2004 will total approximately $1,800,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs. We lease our ATMs under capital lease agreements that expire by 2009 and provide for lease payments at interest rates up to 16.9% per annum. In 2004 we acquired approximately $1,200,000 of new lease financing for ATMs which are expiring in fiscal year 2007. See Note 8 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:



                                                          Payments due by period

                                              Total        Less than 1 year       1 Year         2-9 Years
Notes payable- related parties                $ 2,698,875            $ 36,000        $ 36,000      $ 2,626,875
Notes payable                                     162,179              56,179          53,000           53,000
Bank notes                                      1,672,500           1,175,625         496,875                -
Capital lease obligations                       1,057,360             354,077         304,837          398,446
Operating leases                                1,207,117             217,008         213,973          776,136

                                         ----------------------------------------------------------------------
Total contractual cash obligations            $ 6,798,031         $ 1,838,889     $ 1,104,685      $ 3,854,457
                                         ======================================================================

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

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

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


Recent Accounting Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This Statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

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

The termination of our contract with our major customer could negatively impact our results of operations and may result in a significant impact to revenues

Our contract with a major customer (Food Lion) expired in September 2001. We signed new contracts with Food Lion, and an affiliated company, Kash n Karry, in November 2001. The new contracts included the sites then operating of approximately 550, and included an additional 400 sites. The new contracts were for a five-year period for both the existing sites and the new sites. During fiscal year 2003, we renegotiated these contracts to extend the lives until April 2011 and have in service approximately 696 ATM sites. The sites maintained by Food Lion and Kash n Karry constitute approximately 22% of our total sites and 33% of our total ongoing revenues. Historically, these sites have generated average revenue per site in excess of other sites. If we were to lose the Food Lion and Kash n Karry accounts, our revenues would be substantially affected.

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

Other Factors

Any regulation or elimination of surcharge or interchange fees could have a materially adverse impact on our results of operations

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



ITEM 7. FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-KSB, see the attached "Report of Independent Registered Public Accounting Firm for the years ending December 31, 2004 and 2003".



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


Item 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.


Item 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER


     The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2004 are as follows:

Name                   Age                 Positions
-------------          ---  -------------------------------------------
Michael Dodak           58        C.E.O. and Chairman
-------------          ---  -------------------------------------------
David Fann              50        President and Director
-------------          ---  -------------------------------------------
David Surette           45        C.F.O.

-------------          ---  -------------------------------------------
Robert Colabrese        49        Executive Vice-President of Sales
------------           ---  -------------------------------------------
George McQuain          49        CEO and COO of Nationwide Money
                                  Services, Inc.
------------           ---  -------------------------------------------
Donald Headlund         71        Director
------------           ---  -------------------------------------------
Lock Ireland            61        Director
------------           ---  -------------------------------------------
Robert Landis           45        Director
------------           ---  -------------------------------------------
Georg Hochwimmer        36        Director
------------           ---  -------------------------------------------
Robert Jansen           68        Director
------------           ---  -------------------------------------------


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

David J. Surette, Chief Financial Officer

Prior to joining the Company, Mr. Surette was the Chief Financial Officer of National Service Direct, Inc. (NSDI), a majority owned subsidiary of SR Teleperformance, a French publicly traded corporation in the telemarketing industry. He was the CFO for NSDI from September 1999 until he joined the Company in March 2003. Mr. Surette also served as an interim CFO for North American Telephone Network, LLC, a related company to NSDI, during this same period. NSDI has filed for bankruptcy in mid 2004. Prior to working with NSDI, he was a Controller for ILD Telecommunications, Inc., in the pre-paid calling card division, from June 1998 to August 1999. From 1996 to 1998 Mr. Surette was the CFO and Director of Publishing for High Mountain Press, Inc., a book and magazine publisher in the CAD and high tech markets. He was CFO and General Manager, from 1991 to 1996, for a magazine publisher called CommTek Communications Corp., a company in the satellite dish industry. Mr. Surette was a Supervising Senior Accountant with KPMG Peat Marwick from 1987 to 1991. He has a Bachelor of Science degree in Accounting from the University of Massachusetts, and an MBA degree from Babson College. Mr. Surette also has his CPA from the State of Virginia. Mr. Surette is married and has two children. Mr. Surette is responsible for: financing the operations of the Company and its subsidiaries; financing the acquisitions and internal growth of the Company; strategic, legal and risk analysis for the Company; SEC filings of the Company; as well as the day-to-day accounting and financial reporting.

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

George McQuain, CEO and COO of Nationwide Money Services, Inc. and EFT Integration, Inc.


George A. McQuain is Chief Executive Officer for Nationwide Money Services, Inc ("NMS") and EFT Integration, Inc. At NMS and EFTI, George is responsible for strategic planning, business plan execution and day-to-day operations. Prior to his association with NMS, George served as President and Chief Executive Officer of Ntercept Communications, where he decisively improved sales, marketing and product implementation. Prior to Ntercept, George led First Union National Bank's national lockbox operations. Prior to First Union, George was Chief Operating Officer of QuestPoint, a subsidiary of CoreStates Financial Corporation. CoreStates was acquired by First Union in May 1998. George also played a key leadership role at Nationwide Remittance Centers ("NRC"). NRC was an entrepreneurial start-up which grew to revenues of $20 million and was purchased by CoreStates. During his career at NRC, George was head of sales, head of client service and quality, and head of operations. While at NRC, George is credited with successfully turning around operational productivity and quality. George's career also includes time at Marriott Corporation, the United States Treasury Department, and the Office of the President of the United States. George received his MBA in Finance and Management from George Mason University in Fairfax, Virginia.

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

Georg Hochwimmer, Director

Dr. Hochwimmer is a business consultant and academic responsible for aiding in the development of several companies throughout Europe. Since 1994, Dr. Hochwimmer has been a senior consultant on several engineering and organizational and development projects; such as the development of a machinery equipment distribution company (Rothlehner Arbeitsbuehnen GmbH). As the managing director of General Research GmbH, a global business consulting firm, Dr. Hochwimmer also serves on the board of directors of Lokando AG, an e-learning company; Prevero AG, a business intelligence company; and egomedical, a medical technology company. In addition, Dr. Hochwimmer serves as CEO of supraMAT technologies AG, a investment company with activities in nanotechnology and microsystems technology. Widely published in international scientific publications; Dr. Hochwimmer has earned advanced degrees in chemistry, machinery engineering, computer sciences and polymer chemistry.

Robert Jansen, Director

Most recently, Mr. Jansen was President and CEO of LeDagio, Ltd., where he was responsible for the growth and management of the corporation. From 1996-1998, he was President and CEO of Cirrus information Management where his responsibilities included developing individual consulting practice (Marketing, Sales and Document Management). Mr. Jansen was the Regional V.P. of Oracle Corporation where he managed the Southwestern Region Sales and Support effort from 1992-1996. From 1986-1992, he was President and CEO of Omron Financial Systems where he established and managed a new subsidiary of billion dollar Japanese Electronics company (Kyoto, Japan). From 1981-1986, as President and COO of Affiliated Computer Services, he managed 5 data centers. One of his accomplishments in this time was a $60 million revenue growth. From 1977-1981, he was V.P. of Sales for Diebold Corporation and from 1971-1977 he was Regional Manager of Docutel Corporation. Mr. Jansen is also a Big Brother volunteer, Board Member of the Visiting Nurse Association Foundation, Education is Freedom Volunteer and a Member of the Northwood Club.

The Board of Directors has established an Audit Committee and a Compensation Committee.

The Compensation Committee has met once in June 25, 2004. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

As of December 31, 2004, the Audit Committee consists of the following members:
Lock Ireland, Donald Headlund, Georg Hochwimmer and Robert Landis. Mr. Headlund and Mr. Landis have been appointed to sit on the Audit Committee to serve as its audit committee financial experts. Mr. Ireland has been appointed to sit on the audit committee to serve as its chairman. The Audit Committee has met four times in fiscal year 2004, and once on March 31, 2005, prior to filing this Annual 10KSB report. Mr. Headlund is not considered independent. Mr. Landis and Mr. Ireland are considered independent and Mr. Landis is considered to be a sophisticated financial expert. In March of 2004 Mr. Hochwimmer was appointed to the Audit Committee and is considered independent. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and
(3) reviewing the independence of the auditors. All of the members of the Audit Committee shall meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2004 was none. The number of unanimous consents for approvals on Board matters was thirteen (13). Each of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

During 2004, there were four non-employee directors and three employee directors. No Directors were compensated in the fiscal year 2004. Each director for year 2004 who is not an employee of the Company is entitled to receive a director's fee of 100,000 options exercisable to purchase shares of Common Stock under the Stock Option Plan disbursed incrementally at 50,000 Options upon acceptance to the Board and an additional 50,000 after 6 months of service to the Board as a Director and 50,000 additional Options for every year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committees thereof. Directors serving on committees of the Board receive no additional compensation for attending any committee meeting held in connection with a meeting of the Board except where there are extraordinary expenses approved prior to the meeting by the CEO or President.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2004 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeds $100,000 in the fiscal year ended December 31, 2004.

c
                                            Annual Compensation         Long?Term Awards
Name and Principal Position        Year     Salary ($)      Bonus ($)   Securities Underlying Options

Michael Dodak                        2004       $275,000      $15,000       600,000 (1)
CEO and Chairman                     2003       $220,000      $50,000       750,000 (2)
                                     2002       $220,002                    350,000
                                     2001       $109,283                  2,822,250 (3)

David Fann                           2004       $200,000       $6,700       600,000 (1)
President and Secretary              2003       $200,000           --       750,000 (2)
                                     2002        $80,000           --       350,000

David Surette                        2004       $125,000      $13,500       300,000 (1)
CFO                                  2003       $120,000           --       477,500 (2) (4)
                                     2002             --           --            --

Robert Colabrese                     2004       $200,000 (5)   $7,000        300,000 (1)
Executive Vice President Sales       2003       $135,000           --        270,000 (2)
                                     2002       $120,478           --        200,000
                                     2001        $67,522                      25,000

George McQuain                       2004       $140,000      $14,500        300,000 (1)
CEO & COO of NMS                     2003       $130,000           --        270,000 (2)
                                     2002        $60,000           --        200,000 (4)



     1) In 2004, the executive management was granted options based on certain goals that would have to be met for fiscal year 2005 before they could be vested.
     (2) In 2003, the executive management was granted options based on certain goals that would have to be met for fiscal year 2004 before they could be vested.
     (3) In 2001, Mr. Dodak was granted 1,500,000 stock options, which were subsequently cancelled in 2002.
     (4) Includes 200,000 options granted at date of hire which vests over 3 years.
     (5) Combines commission payments of $65,000 during the year with salary of $135,000.

Options/SARs Grants During Last Fiscal Year

     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004.


Name                      Number of Securities    % of Total            Exercise Price   Expiration
                          Underlying              Options Granted       Per Share        Date (3)
                          Options Granted         in Fiscal 2004 (2)

Mike Dodak(1)                     600,000                11.06%              $0.26          12/1/2009
David Fann(1)                     600,000                11.06%              $0.26          12/1/2009
Robert Colabrese(1)               300,000                 5.53%              $0.26          12/1/2009
George McQuain(1)                 300,000                 5.53%              $0.26          12/1/2009
David Surette(1)                  300,000                 5.53%              $0.26          12/1/2009

(1) The options granted will not vest until after certain fiscal 2005 goals have been met.
(2) Based on a total of 5,423,000 options granted during the fiscal year ended December 31, 2004.

(3) Options may terminate before their expiration date upon death, disability, or termination of employment.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth, for each of the named executive officers, information concerning the number of shares received during fiscal 2004 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on December 31, 2004.


                      Shares Acquired    Value                  Number of Securities               Value of In?The?Money
                      on Exercise (#)    Realized ($)(1)        Underlying Options                 Options at Year?End ($)(2)
                                                                at Year End (#)
                                                                Exercisable       Unexercisable       Exercisable      Unexercisable
Name
Mike Dodak                       912,435         $ 328,477        1,012,500           687,500            $62,250             $75,750
David Fann                       912,434         $ 328,476        1,012,500           687,500            $62,250             $75,750
David Surette                     91,244          $ 32,848          427,500           350,000            $52,550             $44,500
Robert Colabrese                 364,974         $ 131,391          445,000           350,000            $38,025             $39,000
George McQuain                        --                --          420,000           350,000            $32,400             $39,000

(1) Based on the difference between the option exercise price and the fair market value of our common stock on the exercise date.

(2) Based on the difference between the option exercise price and the closing sale price of $0.36 of our common stock as reported on the OTC Bulletin Board on December 31, 2004, the last trading day of our 2004 fiscal year.

Employment Agreements

The Company has the following employment contracts with the named executive officers:

Michael Dodak has a new five year employment contract from June 30, 2004 to June 30, 2009, under Board and Mr. Dodak's approval. The agreement provides Mr. Dodak with the following compensation: an annual salary of $250,000; which has been increased to $275,000 once certain milestones were achieved, and can be raised to $350,000 when other milestones are achieved; an annual bonus to be determined and awarded by the Compensation Committee; and an 18 month severance agreement. These amounts have been reported in the financial statements during the quarters ended June 30, 2004 and September 30, 2004.

David Fann has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years until April 29, 2006 under Board and Mr. Fann's approval. For performance as a director and officer, the Company will compensate Mr. Fann with the following: a monthly salary of $7,500 per month, which has been increased to $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee.

Robert Colabrese has a two year employment contract from July 1, 2003 to December 31, 2005. For performance as an executive vice-president, the Company will compensate Mr. Colabrese with the following: an annual salary of $135,000 and a commission plan based on certain goals of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005.

     o by each person who is known by us to beneficially own more than 5% of our common stock;
     o    by each of our officers and directors; and
     o    by all of our officers and directors as a group.


Name                                                                        Number          Percent(1)
                                                                  ------------------------------------
Mike Dodak                                                            5,190,935            5.87%  (3)
David Fann                                                            4,776,384            5.40%  (4)
David Surette                                                           618,744            0.70%  (5)
Robert Colabrese                                                      1,260,774            1.42%  (6)
George McQuain                                                          420,000            0.47%  (7)
Don Headlund(2)                                                          40,000            0.05%  (8)
Lock Ireland                                                          1,025,035            1.16%  (9)
Robert Landis                                                           350,000            0.40%  (10)
Georg Hochwimmer                                                        150,000            0.17%  (11)
Robert Jansen                                                           100,000            0.11%  (12)

                                                                  ------------------------------------
All executive officers and directors as a group (10 persons)         13,931,872           15.74%
                                                                  ------------------------------------


Other 5% owners:
Barron Partners, LP                                                  16,641,400           18.81%  (13)
Rennaissance Capital Growth & Income Fund III, Inc.                  12,200,001           13.79%  (14)
Rennaissance U.S. Growth Investment Trust PLC                        12,200,001           13.79%  (15)
BFS U.S. Special Opportunities Trust PLC                             12,530,001           14.16%  (16)
Cardservice International, Inc.                                       7,056,461            7.97%  (17)

                                                                  ------------------------------------
                                                                     60,627,864           68.52%
                                                                  ------------------------------------


(1)Based on 88,485,469 shares of common stock outstanding as of March 15, 2005.
(2)Does not include shares of common stock owned by Cardeservices International. Donald Headlund is the President and an officer of Cardservices International. Mr. Headlund owns 600 shares of First Data Corporation, which is 100% owner of Cardservice International. Mr. Headlund owns approximately .0001% of the outstanding shares of common stock of First Data Corporation.
Of the number of shares shown above the following lists the nature and rights to acquire common stock with in sixty days of March 10, 2005:
(3)included are 4,178,435 common shares, 262,500 stock purchase options exercisable at $0.18 per share and 750,000 exercisable at $0.34 per share
(4) included are 3,763,884 common shares, 262,500 stock purchase options exercisable at $0.18 per share and 750,000 exercisable at $0.34 per share
(5) included are 191,244 common shares, 150,000 stock purchase options exercisable at $0.07 per share and 277,500 stock purchase options exercisable at $0.34 per share
(6) included are 815,774 common shares, 25,000 stock purchase options exercisable at $0.135, 150,000 stock options exercisable at $0.18 and 270,000 stock options exercisable at $0.34
(7) included are 150,000 stock options exercisable at $0.18 and 270,000 stock purchase options exercisable at $0.34
(8) included are 40,000 common shares
(9)included are 765,035 common shares, 100,000 stock options exercisable at $0.22; 50,000 stock options exercisable at $0.50 and 45,000 stock purchase warrants exercisable at $0.35; 30,000 stock purchase warrants exercisable at $0.50; 30,000 stock purchase warrants exercisable at $1.00
(10) included are 100,000 common shares, 100,000 stock options exercisable at $0.22; 50,000 stock options exercisable at $0.50 and 100,000 stock purchase warrants exercisable at $0.10
(11) included are 100,000 stock options exercisable at $0.33; 50,000 stock options exercisable at $0.50
(12) included are 100,000 stock options exercisable at $0.63

(13)included are 4,641,400 common shares and 12,000,000 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00
(14)included are 4,766,667 common shares and 7,433,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00
(15)included are 4,766,667 common shares and 7,5433,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00
(16)included are 4,766,667 common shares and 7,763,334 stock purchase warrants exercisable at prices ranging from $0.35 to $1.00
(17) included are 7,056,461 common shares


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2003, the Company issued 600,000 shares of its common stock to Michael Dodak, a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $30,000.

In June 2003, the Company issued 1,000,000 shares of its common stock to David Fann, a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $50,000 offsetting an equal amount of debt currently owed to the Company.
In June 2003, the Company issued 400,000 shares of its common stock to Robert Colabrese, a stockholder, and officer of the Company, through a Private Placement Offering in an amount of $20,000.

In June 2003, the Company issued 100,000 shares of its common stock to David Surette, a stockholder, and officer of the Company, through a Private Placement Offering in an amount of $5,000.

In June 2003, the Company issued 100,000 shares of its common stock to Robert Landis, a stockholder and director of the Company, through a Private Placement Offering in an amount of $5,000.

In June 2003, the Company issued 400,000 shares of its common stock to Lock Ireland, a stockholder and director of the Company, through a Private Placement Offering in an amount of $20,000.

In July 2003, the Company issued 400,000 shares of its common stock to Michael Dodak, a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $20,000.

In February 2004, we issued 912,435 shares of common stock to Michael Dodak, a stockholder, officer, and director of the Company, through exercise of 1,000,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

In February 2004, we issued 912,435 shares of common stock to David Fann, a stockholder, officer, and director of the Company, through exercise of 1,000,000 Private Placement Offering Warrants (offsetting an equal amount of debt currently owed by our company) at $0.10 per share and exercised as cashless..

In February 2004, we issued 364,974 shares of common stock to Robert Colabrese, a stockholder, and officer of the Company, through exercise of 400,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

In February 2004, we issued 91,244 shares of common stock to David Surette, a stockholder, and officer of the Company, through exercise of 100,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

In February 2004, we issued 365,035 shares of common stock to Lock Ireland, a stockholder and director of the Company, through exercise of 400,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

In March 2004, we issued 10,000 shares of common stock to Lock Ireland, a stockholder and director of the Company, through exercise of 10,000 Private Placement Offering Warrants at $0.35 per share.

In March 2004, we issued 700,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

In March 2004, we issued 700,000 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

In March 2004, we issued 700,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

In February 2004, we issued 2,666,667 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 2,666,667 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 2,666,667 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

In February 2004, we issued 6,000,000 shares of common stock to Baron Partners, LP, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $1,500,000 and we issued 12,000,000 Warrants exercisable from $0.35 to $1.00.

In September 2004, we issued 15,000 warrants to Lock Ireland, a stockholder and director of the Company, as part of a debenture with an exercise price of $0.35 per share.

In September 2004, we issued 330,000 warrants to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, as part of a debenture with an exercise price of $0.35 per share.

As of December 31, 2004, we had an unsecured promissory note in the amount of $192,966 outstanding payable to Robert Mehlman, a stockholder of our company. The note bears interest in the amount of 11% and is due in June 2013


ITEM 13. EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit
Number      Exhibit Description             Herewith
------   -----------------------------------------------------------------------

3.1 Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2 ByLaws of Global Axcess Corp. - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)


10.1 Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

16.1 Letter from Brown Armstrong Randall Raeyes Paulding & McCown Accountancy Corporation, to the SEC noting agreement with the disclosures in Item 4 (incorporated by reference form 8-K current report filed with the SEC on August 6, 2001)

21.1      List of Subsidiaries:

              Nationwide Money Services Inc., a Nevada corporation
              EFT Integration Corporation, a Florida corporation
              Axcess Technology Corporation, a Nevada corporation
              Axcess Technology Corporation, Pty Ltd a South African corporation Electronic Payment & Transfer Corp, a Nevada corporation



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

32.2 Certification of the Chief Financial Officer of Global Axcess, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)


ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

During the fiscal years ended December 31, 2004, and 2003, Weinberg and Co. served as our auditors.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $111,882 and $87,149, respectively.

Audit Related Fees. For the years ended December 31, 2004 and 2003, the Company incurred fees to auditors of $0 and $0 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2004 and 2003 were $7,234 and $2,500, which fees primarily related to the Company's tax returns.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 --------------------
                              Michael Dodak
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 30th day of March, 2005.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
----------------
Michael Dodak              CEO, Chairman

/s/David Fann
-------------
David Fann                 President,Secretary and Director

/S/ Don Headlund
----------------
Don Headlund               Director

/S/ Lock Ireland
----------------
Lock Ireland               Director

/S/ Robert Landis
-----------------
Robert Landis              Director

/S/ Georg Hochwimmer
---------------------
Georg Hochwimmer           Director


-----------------
Robert Jansen              Director

/S/ David J. Surette
--------------------
David J. Surette           Chief Financial Officer

                       GLOBAL AXCESS CORP.AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE NO.

Report of Independent Registered Public Accounting Firm                        1

Financial statements

     Consolidated balance sheet as of December 31, 2004                        2

     Consolidated statements of income for the years ended
              December 31, 2004 and 2003                                       3

     Consolidated statements of stockholders' equity
              for the years ended December 31, 2004 and 2003                   4

     Consolidated statements of cash flows for the years ended
              December 31, 2004 and 2003                                       7

     Notes to consolidated financial statements
                as of December 31, 2004                                        9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Global Axcess Corp and Subsidiaries
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated balance sheet of Global Axcess Corp and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

March 10, 2005

/s/ Weinberg & Company, P.A.
    ------------------------
    Weinberg & Company, P.A.

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

Current assets
        Cash                                                                           $        496,823
        Automated teller machine vault cash                                                     455,736
        Accounts receivable, net                                                              1,244,810
        Note receivable                                                                          99,895
        Inventory                                                                                25,979
        Deferred tax asset - current                                                            216,017
        Prepaid expense and other current assets                                                211,251
                                                                                       -----------------
                Total current assets                                                          2,750,511

Fixed assets, net                                                                             4,945,588

Other assets
        Merchant contracts                                                                    8,632,896
        Intangible assets, net                                                                4,023,034
        Deferred tax asset - long term                                                          322,279
        Other assets                                                                            160,867

                                                                                       -----------------
Total assets                                                                           $     20,835,175
                                                                                       =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued liabilities                                              1,871,181
        Automated teller machine vault cash payable                                             455,736
        Notes payable-related parties  - curent portion                                          16,487
        Notes payable - current portion                                                          53,179
        Bank notes - current portion                                                          1,125,000
        Capital lease obligations - current portion                                             328,162
                                                                                       -----------------
                Total current liabilities                                                     3,849,745

Long-term liabilities
        Notes payable-related parties - long-term portion                                     2,357,931
        Notes payable - long-term portion                                                       100,000
        Bank notes - long-term portion                                                          468,750
        Capital lease obligations - long-term portion                                           840,274

                                                                                       -----------------
Total liabilities                                                                             7,616,700
                                                                                       -----------------

Commitments and contingencies                                                                         -

Stockholders' equity
        Preferred stock; $0.001 par value; 25,000,000 shares
           authorized, no shares issued and outstanding                                               -
        Common stock; $0.001 par value; 225,000,000 shares
           authorized, 87,896,727 shares issued and
           shares outstanding                                                                    87,897
        Additional paid-in capital                                                           18,204,203
        Accumulated deficit                                                                  (5,073,625)
                                                                                       -----------------
                Total stockholders' equity                                                   13,218,475

                                                                                       -----------------
Total liabilities and stockholders' equity                                             $     20,835,175
                                                                                       =================

          See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        For the year ended                For the year ended
                                                         December 31, 2004                 December 31, 2003

Revenues                                             $          13,907,950             $          10,201,765

Cost of revenues                                                 8,204,890                         6,377,846

                                                     ----------------------            ----------------------
          Gross profit                                           5,703,060                         3,823,919
                                                     ----------------------            ----------------------

Operating expenses
          Depreciation and amortization                          1,159,561                           790,795
          Selling, general and administrative                    4,002,494                         2,874,999
                                                     ----------------------            ----------------------
                    Total operating expenses                     5,162,055                         3,665,794
                                                     ----------------------            ----------------------

          Income from operations                                   541,005                           158,125
                                                     ----------------------            ----------------------

Other income (expense)
          Settlement income                                        304,000                                 -
          Foregiveness of debt                                           -                           261,023
          Other expenses                                           (55,000)                           (1,200)
          Interest expense                                        (188,411)                         (108,082)
                                                     ----------------------            ----------------------
                    Total other income                              60,589                           151,741
                                                     ----------------------            ----------------------

Income before provision for income taxes                           601,594                           309,866

Federal income tax expense                                               -                                 -

Provision for income tax benefit                                   538,295                                 -

                                                     ----------------------            ----------------------
Net income                                           $           1,139,889             $             309,866
                                                     ======================            ======================

Basic income per common share                        $               0.015             $               0.009

Diluted income per common share                      $               0.014             $               0.004
Basic weighted average
          common shares outstanding                             78,116,293                        35,163,217
Fully diluted weighted average
          common shares outstanding                             82,445,916                        72,572,835

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                           Prepaid
                                                                                           Consulting                       Total
                                       Common Stock           Additional      Common Stock Services Paid in Accumulated Stockholders
                                       Shares         Amount  Paid-in Capital Payable      Common Stock     Deficit       Equity
                                       ------------ --------  --------------- ------------ ---------------- ----------- ------------
Balance, December 31, 2002             23,528,148   $ 23,527  $ 8,305,223     $      -     $  (17,500)     $(6,523,611)  $ 1,787,639
Cancellation of shares in March 2003,
previously issued for an aqcuisition     (655,000)      (655)         655            -              -                -             -

Shares on administrative hold and
outstanding                             1,000,000      1,000       (1,000)           -              -                -             -

Cancellation of related party debt
May 2003                                                           45,000            -              -                -        45,000

Issuance of common stock in June
2003 in exchange of related party
debt cancellation                       1,000,000      1,000       49,000                                                     50,000

Issuance of common stock in June
2003 related to Private Placement
1 at $0.05 per share                    8,110,000      8,110      385,734            -              -                -       393,844

Issuance of common stock in July
2003 related to Private Placement
1 at $0.05 per share                    4,100,000      4,100      185,011            -              -                -       189,111

Issuance of common stock in July
2003 for finders fee relating to
Private Placement 1                       385,000        385         (385)           -              -                -             -

Cacellation of related party debt
September 2003                                                      6,295                                                      6,295

Issuance of common stock in
September 2003 for finders fee
relating to Private Placement 1            70,000         70          (70)           -              -                -             -

Purchase of Docutel contract
in October, 2003                          750,000        750      424,734            -              -                -       425,484

Issuance of common stock in
November 2003 related to Private
Placement 2 at $0.25 per share          1,430,000      1,430      341,070            -              -                -       342,500

Issuance of common stock in
December 2003 related to Private
Placement 2 at $0.25 per share          6,550,000      6,550    1,500,802            -              -                -     1,507,352

Issuance of common stock in
December 2003 on exercise of employee
stock options, $0.135 per share             4,500          5          628            -              -                -           633

Issuance of common stock in
December 2003 on exercise of employee
stock options, $0.18 per share             10,000         10        1,790            -              -                -         1,800

Current year reclassificaiton of
prepaid consulting services into
accounts receivable                             -          -            -            -         17,500                -        17,500

Issuance of Stock Options in
December 2003 based upon fair
value model                                                        12,675                                                     12,675

Funds received on December 31, 2003
shares have not been issued                     -          -            -       32,500              -                -        32,500

Net income                                      -          -            -            -              -          309,866       309,866
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 2003             46,282,648     46,283   11,257,161       32,500              -       (6,213,514)    5,122,430

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY- CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Issuance of common stock in
January 2004 related to Private
Placement 2 at $0.25 per share          2,140,000      2,140      520,360      (32,500)             -        490,000

Issuance of common stock in
January 2004 related to Private
Placement 3 at $0.25 per share         14,000,000     14,000    3,486,000            -              -      3,500,000

Issuance of common stock in
January 2004 related to Reg S
Offering at $0.25 per share             4,408,126      4,408    1,035,092            -              -      1,039,500

Stock Warrants from PPM 1 offered
in 2003 excercised on cashless
provision in February 2004             11,941,051     11,941      (11,941)           -              -              -

Stock Warrants from debt cancellation
in 2003 excercised on cashless
provision in February 2004                912,434        912         (912)           -              -              -

Stock Warrants excercised from reset
excercised at $0.10 in February 2004      429,550        430       42,525            -              -         42,955

Stock Warrants from prior years
issuances excercised at $0.50 per
share in February 2004                    166,666        167       83,166            -              -         83,333

Issuance of common stock in
January 2004 related to warrant
exercise and other issuance per share     234,963        235       14,920            -              -         15,155

Issuance of common stock in April 2004
related to warrant exercise at $0.35
per common share                        7,526,789      7,526    1,989,598                                  1,997,124

Shares returned and cancelled from
settlement                               (380,000)      (380)    (303,620)                                  (304,000)

Warrants issued with debt                                          68,549                                     68,549

Issuance of common stock in October
2004 on exercise of employee stock
options, $0.07 per share                   12,500         13          862            -              -            875

Issuance of common stock in December
2004 for consulting services               20,000         20        5,780            -              -          5,800

Issuance of common stock in October
2004 on exercise of employee stock
options, $0.07 per share                  200,000        200       19,800            -              -         20,000

Issuance of common stock in December
2004 on exercise of employee stock
options, $0.135 per share                   2,000          2          268            -              -            270

Warrants issued for consulting services                             9,094                                      9,094

Prepaid consulting services for
capital raise                                                     (12,500)                                   (12,500)

Net Income for the year ended 12/31/04                                                      1,139,889      1,139,889

                                       -----------------------------------------------------------------------------
Balance, December 31, 2004             87,896,727   $ 87,897  $18,204,203         $  -    $(5,073,625)  $ 13,218,475
                                       =============================================================================

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the year ended               For the year ended
                                                                 December 31, 2004                December 31, 2003

Cash flows from operating activities:
     Net income                                               $             1,139,889          $               309,866
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Stock based compensation                                                     -                           12,675
       Depreciation and amortization                                        1,159,561                          790,795
       Deferred tax asset                                                    (538,296)                               -
       Settlement income/Cancellation of debt                                       -                         (261,023)
     Changes in operating assets and liabilities:
       Change in automated teller machine vault cash                         (157,031)                         (35,002)
       Change in accounts receivable                                         (794,134)                        (169,082)
       Change in inventory                                                    (25,979)                               -
       Change in prepaid expenses and other current assets                    (94,159)                         (29,251)
       Change in other assets                                                (138,886)                          20,204
       Change in accounts payable and accrued liabilities                   1,087,855                         (325,264)
       Change in automated teller machine vault cash payable                  157,031                           35,002
       Change in due to related parties                                             -                         (161,152)
                                                              ------------------------         ------------------------
          Net cash provided by operating activities                         1,795,851                          187,768
                                                              ------------------------         ------------------------

Cash flows from investing activities:
     Loans to others                                                          (99,895)                               -
     Purchase of fixed assets                                              (2,845,167)                        (537,904)
     Payment for business acquisition                                     (10,719,398)                               -
                                                              ------------------------         ------------------------
          Net cash used in investing activities                           (13,664,460)                        (537,904)
                                                              ------------------------         ------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 6,956,156                        2,467,971
     Proceeds from the issuance of bank loans                               1,750,000                                -
     Proceeds form borrowing on notes payable - related parties             2,250,000                                -
     Proceeds from notes payable                                              177,807                                -
     Principal repayments on bank loans                                      (156,250)                               -
     Principal payments on notes payable                                      (24,628)                         (31,583)
     Principal payments on notes payable - related parties                   (238,673)                        (130,019)
     Principal payments on capital lease obligations                         (181,059)                        (240,722)
                                                              ------------------------         ------------------------
          Net cash provided by financing activities                        10,533,353                        2,065,647
                                                              ------------------------         ------------------------

(Decrease)/increase in cash                                                (1,335,256)                       1,715,511

Cash, beginning of year                                                     1,832,079                          116,568

                                                              ------------------------         ------------------------
Cash, end of year                                             $               496,823          $             1,832,079
                                                              ========================         ========================

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                               $                     -          $                     -
                                                              ------------------------         ------------------------
     Cash paid for interest                                   $               188,411          $                98,082
                                                              ========================         ========================

           See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the year ended       For the year ended
                                                                             December 31, 2004        December 31, 2003

Cancellation of 655,000 shares of common stock
     previously issued                                                          $      -                   $    655

Debt cancellation of notes payable related parties                              $      -                   $243,981

Debt cancellation of notes payable                                              $      -                   $ 17,042

Issuance of 750,000 shares of common stock for the purchase of
     Docutel contract for clearinghouse services                                $      -                   $425,484

Issuance of 1,000,000 shares of common stock related to
     exchange of related party debt                                             $      -                   $ 50,000

Cancellation of related party debt with a grant of
     1,000,000 warrants exercisable at $0.10                                    $      -                   $ 45,000

Issuance of 455,000 shares of common stock related to finder's
     fee for acquisition of common stock                                        $      -                   $ 22,750

Debt cancellation of related party debt of principal shareholder                $      -                   $  6,295

Stock Warrants from PPM 1 offered in 2003
     excercised on cashless provision in February 2004                          $(11,941)                  $      -

Stock Warrants from debt cancellation in 2003
     excercised on cashless provision in February 2004                          $   (912)                  $      -

Stock Warrants from reset offered in 2003
     excercised on cashless provision in February 2004                          $ 42,955                   $      -

Warrants issued with debt during September 2004, recorded as a discount         $ 68,549                   $      -

          See Accompanying Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

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

     Global Axcess Corp (referred to as the "Company") was incorporated in Nevada on May 2, 1984 under the name of Supermarket Video, Inc. The Company underwent several name changes until June 2001, when it changed its name to Global Axcess Corp. Global Axcess Corp is a holding company which conducts all of its operations through its wholly owned subsidiaries. The subsidiaries are Nationwide Money Services, Inc., EFT Integration, Inc., Axcess Technology Corp., and Electronic Payment & transfer Corp.

     On October 12, 2003, the Company started Axcess Technology Corporation ("ATC") to develop software products to be sold for ATM management and transaction processing. They added an office in South Africa to help with the development ("ATCSA").

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

     During December 2004 the Company has initiated registration of another subsidiary in South Africa, called Cash Axcess Corp. The Company started this operation to provide ATM services in South Africa.

     Principles of consolidation - The consolidated financial statements include
     the  accounts  of  the  Company  and  its  subsidiaries.   All  significant
     intercompany balances and transactions have been eliminated.

     Cash concentration - The Company holds most of its bank accounts in Wachovia Bank, and therefore exceeds the FDIC's limit of $100,000 federally insured funds. The Company believes there is little or no risk in that the funds are held in such a prominent and credible bank.

     Merchant contract concentration - The Company contracts the locations for its machines with various merchants. As of December 31, 2004, the Company has approximately 1,438 active machines, of which approximately 696 machines are contracted through a single merchant. Revenues from this merchant represent approximately 50% of total transaction fees.

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

     Revenue recognition - Transaction service and processing fees are recognized in the period that the service is performed. The Company receives service fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks. The Company records all fees for the entire amount of fees to be received from the transaction for both the ATMs owned and managed by the Company. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. Software sales and services are recorded when complete, shipped and invoiced. ATM sales are recorded when the ATM is shipped and installed.

     Accounts Receivable - The Company reviews the accounts receivable on a regular basis to determine the collectibility of the accounts. The Company reserves for accounts that have aged over 90 days and are no longer an active account.

     Translation adjustments - The financial position and results of operations of the ATCSA operations are measured using the local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain or loss in the invested equity section of the balance sheets. Gains and losses that result from foreign currency transactions are included in the calculation of net income (loss).

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

     Intangibles Assets -Goodwill and Merchant Contracts - In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

     Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144 and other applicable pronouncements. These assets are amortized on the straight-line and accelerated methods, as appropriate, over their estimated useful lives or period of expected benefit. Intangible assets with indefinite lives are subject to periodic impairment testing in accordance with SFAS No. 142.

     The Company's intangible assets are made up of merchant contracts with automatic renewable lives. The Company has determined after careful review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) as most of the contracts auto-renew, and some have auto-renewed more than once. The Company will amortize the merchant contracts over their estimated useful lives of 21 years. The Company will also be adopting SFAS 142 to reflect the fair value of the merchant contracts, and will use a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step will be to determine at each contract's renewable period, whether they will actually renew and if not to amortize the cost over the remaining life of the contract. The second step will be to compare the fair value of each reporting unit to its carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the implied fair value of merchant contracts.

     Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. During the year ended December 31, 2004, the Company determined that there were no long-lived assets that were impaired.

     Fair value of financial instruments - The carrying amounts of the Company's long-term liabilities approximate the estimated fair values at December 31, 2004, based upon the Company's ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

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

     Common stock equivalents are calculated using options and warrants that can be excercised, when the exercise price is at or above the market price based on the previous quarter average price.

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

     Comprehensive income - The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

     Segment   information  -  The  Company  discloses  segment  information  in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates under one segment.

     Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2004 and 2003.

     Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

     Externally Developed Software - Costs incurred to purchase external software and internally develop, so as to put into production, are capitalized over the life of the software for an average life of three years.

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

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  2004            2003
                                                                  ----            ----
         Net income, as reported                              $  1,139,889     $ 309,866
         Add: Stock-based employee compensation
          expense included in reported income (loss),
          net of related tax effects                                    --            --
         Deduct: Total stock-based employee
          compensation expense determined under
          fair value based methods for all awards,
          net of related tax effects                              (587,372)     (673,752)
                                                                  --------     ----------
         Pro forma net income (loss)                          $    552,517     $(363,886)
                                                              ============     ==========

         Net income/(loss) per common share
          Basic income, as reported                           $       0.01     $    0.01
                                                              ============     ==========
          Basic income/ (loss), pro forma                     $       0.01     $   (0.01)
                                                              ============     ==========

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method. In December 2004, the FASB issued a revision to SFAS No. 123 called SFAS No. 123R, which revises the adoption period and transition periods for all entities using the fair value method and applying a modified prospective method for accounting for employee stock options. The Company will be adopting SFAS 123R as recommended for Small Business (SB) filers, as of December 15, 2005 for periods subsequent to that date. Currently, the Company is applying SFAS 123R and the modified prospective method for valuing the disclosures.

     Recent accounting pronouncements -

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     The implementation of the provisions of Interpretation No. 46 may have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This Statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

     Management does not believe the adoption of these statements will have a material effect on the Company's consolidated financial position or results of operations.

2.   ACQUISITIONS OF ASSETS

     On October 8, 2003 the Company purchased all rights and obligations of a clearinghouse services contract. The Company issued 750,000 shares of common stock and 500,000 common stock options at an exercise price of $0.35, the then current market value as of the close of the signing of the purchase, from Docutel Services Corp. The total book value of the contract purchase was $425,484. Docutel Services Corp. is not eligible to receive additional stock options based upon certain performance goals outlined in the asset purchase agreement. Certain volumes have not been met, thus the Company is eligible to receive all shares and options back. The Company has currently requested all shares and options be returned. The Company has stopped amortizing the value of this asset and has reviewed it for collectibility.

     The Company purchased 900 Merchant ATM contracts in February 2004. The purchase price was $3,900,000 and is reflected in Merchant Contracts. During September 2004, the Company made two acquisitions one for 111 ATM contracts, and another for 745 ATM contracts. The prices for those acquisitions were $918,000 and $7,000,000, respectively. In the latest two acquisitions the Company also acquired ATM machines with the fair value of $166,500 and $1,200,000, respectively.

     When the Company acquires another companies assets, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company's tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets and liabilities of the acquired company for the purpose of recording these items in the Company's financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to the Company's statements of operations but is instead subject to the annual impairment test discussed earlier in Note 1. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions.

     Based on an allocation of fair values to fixed assets acquired and merchant contracts acquired, the remaining value is allocated to goodwill. The Company will be applying FAS 142 to review for impairment to the intangible goodwill and merchant contracts as noted above. As of September 30, 2004 the Company had relied on the reported values of the assets acquired from the seller to estimate fair value. In reviewing the seller's balances, current fair values in the market, discounted cash flow analysis of the merchant contracts; and after considering the outlay of cash for maintenance and capital costs along with the projected income from the future income stream from the contracts, the Company allocated approximately $2,800,000 of the ATM Network's asset purchase to goodwill, as of December 31, 2004, all other acquisitions assets had fair values equal or greater than the acquisition price.

     The Proforma statements of the acquisitions for 2004 are disclosed below with combined seller information:

                         PROFORMA FINANCIAL INFORMATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                        Global Axcess Corp           Combined Seller's
ASSETS                                                  Balance Sheet                Balance Sheet         Proforma
                                                        As of December 31, 2003                            Balance Sheet
                                                        Audited
Current assets
      Cash                                                  $    1,832,079           $      (119,431)    $   1,712,648
      Automated teller machine vault cash                          298,705                                     298,705
      Accounts receivable, net                                     450,676                   320,000           770,676
      Prepaid expense and other current assets                     117,092                                     117,092
                                                            -----------------------------------------------------------
                            Total current assets                 2,698,552                   200,569         2,899,121

Fixed assets, net                                                1,840,792                 1,366,500         3,207,292

Other assets
      Intangible assets, net                                     2,312,926                10,441,500        12,754,426
      Other assets                                                  21,981                                      21,981

                                                            -----------------------------------------------------------
Total assets                                                $    6,874,251           $    12,008,569     $  18,882,820
                                                            ===========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued liabilities              $      783,326           $                   $     783,326
      Automated teller machine vault cash payable                  298,705                                     298,705
      Notes payable-related parties  - curent portion               48,320                                      48,320
      Notes payable - current portion                               40,000                 1,125,000         1,165,000
      Capital lease obligations - current portion                  105,111                                     105,111
                                                            -----------------------------------------------------------
                            Total current liabilities            1,275,462                 1,125,000         2,400,462
                                                            -----------------------------------------------------------
Long-term liabilities
      Notes payable-related parties - long-term portion            274,771                                     274,771
      Notes payable - long-term portion                                  -                 2,750,000         2,750,000
      Capital lease obligations - long-term portion                201,588                                     201,588
                                                            -----------------------------------------------------------
Total liabilities                                                1,751,821                 3,875,000         5,626,821
                                                            -----------------------------------------------------------

Commitments and contingencies                                            -

Stockholders' equity
      Preferred stock; $0.001 par value; 25,000,000 shares
         authorized, no shares issued and outstanding                    -                         -                -
      Common stock; $0.001 par value; 125,000,000 shares
         authorized, 46,282,648 shares issued and
         shares outstanding                                         46,283                    38,116           84,399
      Additional paid-in capital                                11,257,161                 6,823,054       18,080,215
      Common Stock Payable                                          32,500                                     32,500
      Accumulated deficit                                       (6,213,514)                1,272,398       (4,941,116)
                                                            ----------------------------------------------------------
                            Total stockholders' equity           5,122,430                 8,133,569       13,255,999
                                                                                                                    -
                                                            ----------------------------------------------------------
Total liabilities and stockholders' equity                  $    6,874,251           $    12,008,569     $ 18,882,820
                                                            ==========================================================

                         PROFORMA FINANCIAL INFORMATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                          Global Axcess Corp      Combined Seller's
                                          For the year ended      For the year ended         Proforma
                                                31-Dec-03
                                                 Audited
Revenues                                      $ 10,201,765        $    8,310,906         $  18,512,671

Cost of revenues                                 6,377,846             4,094,055            10,471,901

                                              ---------------------------------------------------------
         Gross profit                            3,823,919             4,216,851             8,040,770

Operating expenses
         Depreciation and amortization             790,795               928,171             1,718,966
         Selling, general and administrative     2,874,999             1,946,282             4,821,281
                                              ---------------------------------------------------------
                 Total operating expenses        3,665,794             2,874,453             6,540,247

                                              ---------------------------------------------------------
         Income from operations                    158,125             1,342,398             1,500,523
                                              ---------------------------------------------------------

Other income (expense)
         Settlement income                               -                                           -
         Foregiveness of debt                      261,022                                     261,023
         Other (expense)/income                     (1,200)                    -                (1,200)
         Gain on sale of equipment                       -                     -                     -
         Interest expense                         (108,082)              (70,000)             (178,082)
                                              ---------------------------------------------------------
                 Total other income                151,740               (70,000)               81,741
                                              ---------------------------------------------------------
Income before provision for income taxes           309,866             1,272,398             1,582,264

Provision for income taxes                               -                     -                     -

                                              ---------------------------------------------------------
Net income                                    $    309,866        $    1,272,398         $   1,582,264
                                              =========================================================

Basic income per common share                 $       0.01        $         0.03         $        0.02

Diluted income per common share               $       0.00        $         0.03         $        0.02
Basic weighted average
         common shares outstanding              35,163,217            38,117,617            73,280,834
Diluted weighted average
         common shares outstanding              72,572,835            44,235,233            78,690,452

3.   NOTE RECEIVABLE

     The Company issued a note receivable in the amount of $190,000 in February 2004. The note is due within 1 year with an annual interest rate of 10%. Principal and interest payments are to be made monthly. The note has been amended to extend the term for 1 additional year. The amount remaining on the note as of December 31, 2004 is $99,895.

4.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2004:

         Automated teller machines (A)                                                  $      5,491,244
         Furniture and fixtures                                                                  432,673
         Computers, equipment and software (A)                                                 2,185,757
         Automobiles                                                                              30,152
         Leasehold equipment                                                                      19,628
                                                                                        ----------------
                                                                                               8,159,454
         Less: accumulated depreciation and amortization (B)                                   3,213,866
                                                                                        ----------------
         Fixed assets, net                                                              $      4,945,588
                                                                                        ================
(A)  See Note 9 for ATM's and computer's held under capital leases.

(B)  Depreciation  expense for the years ended  December 31, 2004 and 2003 were;
     $783,971 and $630,886, respectively.

5. INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, 2004:

         Goodwill & trademarks                                                          $      4,289,296
         Merchant contracts                                                                    9,256,531
                                                                                        ----------------
                                                                                              13,545,827
         Less: accumulated amortization                                                         (889,897)
                                                                                        ----------------
         Intangible assets, net                                                         $     12,655,930
                                                                                        ================

     The Company recorded amortization expense of $375,590 and $159,908, as of December 31, 2004 and 2003, respectively. Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts and intangible assets is expected to be as follows:

                                                         For the years ending
                                                         December 31,

         2005                                             $472,830
         2006                                              472,830
         2007                                              464,749
         2008                                              440,505
         2009                                              440,505

6.   AUTOMATED TELLER MACHINE VAULT CASH PAYABLE

     Automated teller machine vault cash payable consists of funds collected through providing network and switching services for ATMs. Additionally, these funds have been reported as automated teller machine vault cash payable on the balance sheet with offsetting automated teller machine vault cash at December 31, 2004. As of December 31, 2004, automated teller machine vault cash payable of $455,736 consists of cash collected through network and switching services, payable to various third-parties. The cash is secured with a proportionate share of the automated teller machine vault cash, due on demand and the Company rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the funds.

7.   NOTES PAYABLE - RELATED PARTIES

     As of December 31, 2004, notes payable - related parties consist of the following:

      Promissory note in the amount of $218,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000,
      bearing an annual interest rate of 11%, and due June 2013                      $          192,966
      Subordinated unsecured debenture of $2,250,000 provided by stockholders of record with interest only payments made quarterly at a rate of 9%,
      with balloon payments due September 15, 2007, net of discounts and fees                 2,181,452
                                                                                     ------------------
                                                                                              2,374,418
      Less: amounts due within one year                                                          16,487
                                                                                     ------------------
      Long-term portion of note payable                                              $        2,357,931
                                                                                     ==================

     As of December 31, 2004, principal payments on the notes payable are as follows:

      2005                                                                           $           16,487
      2006                                                                                       14,715
      2007                                                                                    2,226,487
      2008                                                                                       18,471
      Thereafter                                                                                 98,258
                                                                                     ------------------
                                                                                     $        2,374,418
                                                                                     ==================

8.   NOTES PAYABLE

     As of December 31, 2004, notes payable consist of the following:

      In April 2004, the Company entered into a financing agreement with an insurance company for $36,500 with interest payable at 8% that matures
      in January 2005                                                                $            3,179

      In September 2004, the Company entered into a subordinated promissory note for $150,000 for consulting services associated with the acquisition assets from ATM Networks, Inc..  The note is secured by the acquisition assets.
      Interest is payable quarterly, at an annual interest rate of 6%, and the note is discounted for warrants in the amount of $68,549.  The note requires
      annual payments in the amount of $50,000 for three years                       $          150,000
                                                                                     ------------------
                                                                                                153,179
      Less: amounts due within one year                                                          53,179
                                                                                     ------------------
      Long-term portion of notes payable                                             $          100,000
                                                                                     ==================

9.   BANK LOAN PAYABLE

     In September 2004, the company entered into a senior secured loan with a bank in the amount of $1,250,000, and a working capital line of credit in the amount of $500,000. The loan and credit line are secured by all the assets of the Company. Principal and interest is due monthly on the loan, and the loan matures at the end of 2 years. The line of credit is due to be paid off within one year. Interest, on both the loan and line of credit, is at an annual rate of Bank Prime plus .25 basis points. The balance of the loan as of December 31, 2004 was $1,593,750.

10.  CAPITAL LEASE OBLIGATIONS

     The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $1,168,437 require minimum monthly lease payments ranging from $34 to $7,387 with interest rates ranging between 6.00% and 18.00%. The future minimum lease payments required under capital lease obligations as of December 31, 2004, are as follows:

      2005                                                    $          417,935
      2006                                                               368,694
      2007                                                               247,487
      2008                                                               196,957
      2009                                                               145,575
                                                              ------------------
                                                                       1,376,648
      Less: amount representing interest                                 208,212
                                                              ------------------
      Present value of minimum lease payments                          1,168,436
      Less: current portion of capital lease obligations                 328,162
                                                              ------------------
                                                              $          840,274
                                                              ==================

     Equipment leased under capital leases as of December 31, 2004, totals $1,406,196, which is net of accumulated depreciation of $74,804.

11.  OTHER INCOME

     During fiscal year 2004 the Company had settled a claim whereby the Company was returned 380,000 shares of common stock with a market value of $304,000. The shares were subsequently cancelled.

12.  COMMITMENTS AND CONTINGENCIES

     Leased facilities - During September 2004, the Company renewed the operating lease for its facilities under a non-cancelable operating lease. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent expense during the years ending December 31, 2004 and 2003 was $159,125 and $119,613, respectively.

     Future minimum rental payments required under the operating lease for the office facilities as of December 31, 2004, are as follows:

      2005                                                    $          189,915
      2006                                                               195,612
      2007                                                               201,480
      2008                                                               207,525
      2009                                                                52,262
                                                              ------------------
     Total                                                    $          846,794
                                                              ==================

     Legal proceedings

     During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. NMS has settled with the BSA subsequent to December 31, 2004. The Company has reserved the amounts fully as of December 31, 2004.

     In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share.

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

13.  CONSULTING AND EMPLOYMENT AGREEMENTS

     The Company has the following employment contracts with several executive officers and consultants:

     The Chairman and CEO has a new five year employment contract from June 30, 2004 to June 30, 2009, under Board and the Chairman's approval. The agreement provides the Chairman with the following compensation: an annual salary of $250,000; which has been increased to $275,000 once certain milestones were achieved, and can be raised to $350,000 when other milestones are achieved; an annual bonus to be determined and awarded by the Compensation Committee; and an 18 month severance agreement. The compensation under this agreement through December 31, 2004 was $137,500.

     The President has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years until April 29, 2006 under Board and the President's approval. For performance as a director and officer, the Company will compensate the President with the following: a monthly salary of $7,500, which has been increased to an annual amount of $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee. The compensation under this agreement in 2004 and 2003 was, $200,000 and $125,000, respectively.

     The Executive Vice-President has a two year employment contract from July 1, 2003 to December 31, 2005. For performance as an executive vice-president, the Company will compensate the Executive Vice-President with the following: an annual salary of $135,000 and a commission plan based on certain goals of the Company. The compensation under this agreement in 2004 and 2003 was, $200,000 and $135,000, respectively.

     A Vice President of the Company has a two year contract from October 24, 2003 to October 24, 2005. For performance as a vice-president, the Company will compensate the Vice President with a salary of $120,000 per year, and has given 400,000 options at an exercise price of $0.34, as well as set other performance goals with the possibility of obtaining 600,000 additional options at varying prices based on grant date. The compensation under this agreement in 2004 and 2003 was, $120,000 and $25,000, respectively.

14.  COMMON STOCK

     During the first quarter ending March 31, 2003, under a settlement agreement, 655,000 shares of the Company's stock previously issued under an acquisition with two individuals, were transferred back to the Company and subsequently cancelled during the second quarter ended June 30, 2003.

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

     January 15, 2004, the Company closed its Regulation S private offering whereby it raised $1,039,500 during the three months ended March 31, 2004 in connection with the sale of 2,204,063 (4,408,126 shares) units for $.50 per unit to accredited and issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as below: .

     January 19, 2004, the Company closed its 2nd private offering whereby it raised $490,000 during the three months ended March 31, 2004 in connection with the sale of 1,070,000 (2,140,000 shares) units for $.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as below: . .

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

     All common shares associated with this private placement are restricted securities in accordance with Rule 144 as promulgated under the Laws of the Securities Act of 1933. However, the Company is required to file a registration statement covering the shares of common stock and the shares underlying the common stock purchase warrants no later then May 30, 2004 and it is required to go effective by July 29, 2004. The Company has registered the above shares of common stock and underlying shares for stock purchase warrants. .

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

     Also during February 2004, shareholders exercised stock options for 166,666 shares of common stock. These stock options were exercised at $0.50 per share for an amount of $83,333.

     In March 2004, shareholders exercised stock purchase warrants at $0.35 per share and received $1,997,124. The Company issued 7,526,789 shares on April 1, 2004.

     During April, 2004 after a settlement with on 380,000 common shares were returned to the Company. Initially these shares were issued in 2001 for consulting fees and charged against income. At the time the settlement occurred these shares had a market value of $0.80 per share for a total value of $304,000 returned to Treasury of the company and is reflected in other income.

     During September 2004, the Company issued Debt with stock purchase warrants attached at an exercise price of $0.35 per share. A total of 675,000 shares underlying the stock purchase warrants for a fair value of $68,549 were issued.

     In October 2004 12,500 options were exercised by an employee at $0.07 per share for $875

     During the fourth quarter of the year, 20,000 shares were issued for consulting services at a fair value of $5,800.

     During October 2004, there was an exercise of 200,000 stock purchase warrants at an exercise price of $0.10 per share.

     In December 2004, an employee exercised 2,000 options at an exercise price of $0.135 per share.

     During December 2004 the Company issued 1,200,000 stock options for consulting services at an exercise price of $0.30, for a fair value of $9,094.

     During December 2004, the Company prepaid $12,500 of consulting costs for capital raising activities.

15.  INCOME TAXES

     The components of the provision for income taxes were as follows:

Income tax benefit for the years ended December 31, 2004 and 2003 is summarized as follows:

                                           2004                     2003
Current:
  Federal                            $               -        $              -
  State                                              -                       -

Deferred:
  Federal                                     (453,212)                      -
  State                                        (85,084)                      -

                                     ------------------       -----------------
  Income tax expense (benefit):      $        (538,296)       $              -
                                     ==================       =================

     Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

     The components of the deferred tax assets and the deferred tax liabilities are shown below.

                                                                                   2004                   2003

Deferred tax assets:
   Arising from operating loss and credit carryforwards                     $        2,854,197       $       180,250
   Valuation allowance                                                              (1,582,908)             (180,250)

                                                                            -------------------      ----------------
Deferred tax assets                                                                  1,271,289                     -
                                                                            -------------------      ----------------
Deferred tax liability:
     Arising from accumulated depreciation and amortization                            732,993                     -
                                                                            -------------------      ----------------
Deferred tax liability                                                                 732,993                     -
                                                                            -------------------      ----------------
Net deferred tax asset                                                                 538,296                     -
                                                                            ===================      ================

Current portion                                                                        216,017                     -
Non-current portion                                                                    322,279                     -

                                                                            -------------------      ----------------
Net deferred tax asset                                                      $          538,296       $             -
                                                                            ===================      ================

     In assessing the realizable ability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2004 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the forseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire, due to the accelerated amortization and depreciation losses from the projected acquisition assets.

     At December 31, 2004, the Company has net operating loss carryforwards totaling approximately $7,500,000 that may be offset against future taxable income through 2016.

16.  NET INCOME PER COMMON SHARE

     Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. The calculation of basic net income per common share and diluted net income per common share is presented below:

     The computations for basic and diluted weighted average earnings per share are as follows:

                                                Net Income        Weighted Average Shares       Earnings Per
                                                (Numerator)           (Denominator)                 Share

Year ended December 31, 2004
Basic weighted average earnings per share:
        Net income                              $ 1,139,889             78,116,293                 $ 0.015
                                                -----------             ----------                 -------
Diluted earnings per share:
Dilutive stock options & warrants                                        4,329,623
                                                                        ----------
Net income plus assumed conversions             $ 1,139,889             82,445,916                 $ 0.014
                                                -----------             ----------                 -------
Year ended December 31, 2003
Basic earnings per share:
        Net Income                              $   309,866             35,163,217                 $ 0.009
                                                -----------             ----------                 -------
Diluted earnings per share:
Dilutive stock options & warrants                                       37,409,618
                                                                        ----------
Net Income plus assumed converstions            $   309,866             72,572,835                 $ 0.004
                                                -----------             ----------                 -------

17.  STOCK OPTIONS AND WARRANTS

     Stock options - During the years ended December 31, 2004 and 2003, the Company granted stock options totaling 6,623,000 and 6,197,000 shares of its common stock, with a weighted average strike price of $0.32 and $0.32 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company's stock options activity under compensation plans:

                                                                           Number           Weighted
                                                                             Of              Average
                                                                           Options       Exercise Price
                                                                         -----------     ------------
         Balance, December 31, 2002                                       4,266,500      $      0.77
              Options granted                                             6,197,000             0.32
              Options canceled                                                   --               --
              Options expired                                              (614,000)            0.18
                Options exercised                                           (14,500)            0.17
                                                                         -----------     -------------
         Balance, December 31, 2003                                       9,835,000      $      0.52
              Options granted                                             6,198,000             0.29
              Options cancelled                                            (500,000)            0.35
              Options expired                                            (2,688,334)            0.80
              Options exercised                                            (179,166)            0.07
                                                                         -----------     -------------
         Balance, December 31, 2004                                      12,665,500      $      0.38
                                                                         ===========     =============

     Pro forma disclosure - Pro forma information regarding net income and net earnings per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                                         2004              2003
         Weighted-average risk free interest rate                       3.75%             1.42%
         Expected life of option (years)                                 2.0               2.0
         Expected stock volatility                                      70.5%             57.2%
         Expected dividend yield                                        0.00%             0.00%

     The following table summarizes information about options outstanding and exercisable at December 31, 2004:

       Shares Underlying Options Outstanding              Shares Underlying Options Excercisable

                    Shares        Weighted              Weighted        Shares          Weighted
                    Underlying    Average               Average         Underlying      Average
                    Options       Remaining             Excerise        Options         Exercise
Exercise Price      Outstanding   Contractual Life      Price           Exercisable     Exercise Price
--------------      -----------   ----------------      --------        -----------     --------------
$0.05-$0.25           2,400,500      2 years             $ 0.16          1,819,250          $ 0.15
$0.26-$4.00          10,163,000      3 years             $ 0.44          4,218,250          $ 0.35
                    -----------                         --------        -----------     --------------
                     12,563,500                          $ 0.38          6,037,500          $ 0.49
                    -----------                         --------        -----------     --------------

                          Exercise Price
                         Equals, Exceeds or
        Number of        is Less Than Mkt.     Weighted                             Weighted
     Remaining Options    Price of Stock        Average          Range of           Average
          Granted          on Grant Date     Exercise Price    Exercise Price      Fair Value
     -----------------   ------------------  --------------    --------------    ------------
                  --       Equals            $          --     $          --     $        --
           4,330,000       Exceeds                    0.66              4.00       2,837,450
           8,233,500      Less Than                   0.24              0.30       1,969,335
     -----------------   ------------------  --------------    --------------    ------------
          12,563,500                         $        0.38     $          --     $ 4,806,783
     =================   ==================  ==============    ==============    ============

     Stock warrants. The following table summarizes the Company's stock warrant activity:
                                                 Number           Weighted
                                                   Of              Average
                                                Warrants       Exercise Price
                                              -----------      --------------
         Balance, December 31, 2002            1,333,316       $        9.17
                                              -----------      --------------
              Warrants granted                34,225,000                0.39
              Warrants canceled                       --                  --
              Warrants expired                        --                  --
              Warrants exercised                      --                  --
                                              -----------      --------------
         Balance, December 31, 2003           35,558,316       $        0.72
              Warrants granted                43,192,998                0.74
              Warrants canceled                       --                  --
              Warrants expired                 1,713,316                7.20
              Warrants exercised              22,458,656                0.18
                                              -----------      --------------
         Balance, December 31, 2004           54,579,342       $        0.54
                                              ===========      ==============

     Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock warrants were issued for cash not as part of stock based consideration.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2004:

       Shares Underlying Options Outstanding              Shares Underlying Options Excercisable
                    Shares        Weighted              Weighted        Shares          Weighted
                    Underlying    Average               Average         Underlying      Average
                    Options       Remaining             Excerise        Options         Exercise
Exercise Price      Outstanding   Contractual Life      Price           Exercisable     Exercise Price
--------------      -----------   ----------------      --------        -----------     --------------
$ 0.10                2,600,000         1.5 years         $ 0.10         2,600,000         $ 0.10
$ 0.30                2,200,000         0.5 years         $ 0.30         2,200,000         $ 0.30
$ 0.35               21,682,004         2.1 years         $ 0.35        21,682,004         $ 0.35
$ 0.50               14,090,336         2.1 years         $ 0.50        14,090,336         $ 0.50
$ 1.00               14,007,002         2.1 years         $ 1.00        14,007,002         $ 1.00
------------------------------------------------------------------------------------------------------
$ 0.54               54,579,342                           $ 0.54        54,579,342         $ 0.54
=======================================================================================================

18.  RELATED PARTY TRANSACTIONS

     In May 2003, the Company issued 1,000,000 shares of its common stock to a stockholder, officer, and director of the Company, through a Private Placement Offering in an amount of $50,000.

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

     In February 2004, we issued 912,435 shares of common stock to a stockholder, officer, and director of the Company, through exercise of 1,000,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

     In February 2004, we issued 912,435 shares of common stock to a stockholder, officer, and director of the Company, through exercise of 1,000,000 Private Placement Offering Warrants (offsetting an equal amount of debt currently owed by the Company) at $0.10 per share and exercised as cashless..

     In February 2004, we issued 364,974 shares of common stock to a stockholder, and officer of the Company, through exercise of 400,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

     In February 2004, we issued 91,244 shares of common stock to a stockholder, and officer of the Company, through exercise of 100,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

     In February 2004, we issued 365,035 shares of common stock to a stockholder and director of the Company, through exercise of 400,000 Private Placement Offering Warrants at $0.10 per share and exercised as cashless.

     In March 2004, we issued 10,000 shares of common stock to a stockholder and director of the Company, through exercise of 10,000 Private Placement Offering Warrants at $0.35 per share.

     In March 2004, we issued 700,000 shares of common stock to a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

     In March 2004, we issued 700,000 shares of common stock to a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

     In March 2004, we issued 700,000 shares of common stock to a stockholder and beneficial owner of the Company, through exercise of Private Placement Offering Warrants at $0.35 per share

     In February 2004, we issued 2,666,667 shares of common stock to a stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

     In February 2004, we issued 2,666,667 shares of common stock to another stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

     In February 2004, we issued 2,666,667 shares of common stock to another stockholder and beneficial owner of the Company, through a Private Placement Offering for $666,666.75 and we issued 5,333,334 Warrants exercisable from $0.35 to $1.00.

     In February 2004, we issued 6,000,000 shares of common stock to a stockholder and beneficial owner of the Company, through a Private Placement Offering for $1,500,000 and we issued 12,000,000 Warrants exercisable from $0.35 to $1.00.

     In September 2004, we issued 15,000 warrants to a stockholder and director of the Company, as part of a debenture with an exercise price of $0.35 per share.

     In September 2004, we issued 330,000 warrants to a stockholder and beneficial owner of the Company, as part of a debenture with an exercise price of $0.35 per share.

     As of December 31, 2004, the Company had an unsecured promissory note in the amount of $192,966 outstanding payable to a stockholder of the Company. The note bears interest in the amount of 11% and is due in June 2013.

     During the fiscal years 2004 and 2003 there were payments on notes payable
     - related parties of $57,814 and $262,447, respectively.

     Also during fiscal year 2004 there were new proceeds from notes payable - related parties in the amount of $2,250,000. These funds were used to provide acquisition financing.

     During June 2003, several of the Company's management acquired stock of the Company, see Item 12 below under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     During October 2003, the management of the Company was granted an incentive stock option plan for performance goals effective during fiscal year 2004.

     During December 2004 the management of the Company was granted an incentive stock option plan for performance goals effective during fiscal year 2005. See Item 10, "EXECUTIVE COMPENSATION" for more detail.

19.  SUBSEQUENT EVENTS

     In March 2005, the Company initiated Private Placement Memorandum #5. Units offered consisted of four shares of common stock and two common stock purchase warrants exercisable at $.35 per share for three years. The price per unit is $1.12. The Company has closed the offering as of March 30, 2005 with an approximate capital raise of $634,000.