Form 10QSB
period 2005-03-31
GLOBAL AXCESS CORP
filed 2005-05-16
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________

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

                            -------------------------

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. |X|



As of May 6, 2005, the Issuer had 18,200,776 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                TABLE OF CONTENTS                       Page No.

PART  I                      FINANCIAL INFORMATION


  Item  1.  Financial Statements(unaudited)                                    3
  Item  2.  Management's Discussion and Analysis or Plan of Operation         11
  Item  3.  Controls and Procedures                                           18

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                                 19
  Item  2.  Changes in Securities.                                            19
  Item  3.  Defaults Upon Senior Securities.                                  19
  Item  4.  Submission of Matters to a Vote of Security Holders.              19
  Item  5.  Other Information.                                                19
  Item  6.  Exhibits.                                                         21

SIGNATURES                                                                    28

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

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)
Current assets
   Cash                                                          $      669,516
   Automated teller machine vault cash                                  396,913
   Accounts receivable, net                                           1,408,169
   Note receivable                                                       99,895
   Inventory                                                             45,805
   Deferred tax asset- current                                          216,017
   Prepaid expenses and other current assets                            191,544
                                                                 --------------
                Total current assets                                  3,027,859

Fixed assets, net                                                     6,100,531

Other assets
   Merchant contracts                                                 8,543,294
   Intangible assets, net                                             4,023,034
   Deferred tax asset - long term                                       322,279
   Other assets                                                         171,098
                                                                 --------------
                Total other assets                                   13,059,705
                                                                 --------------
                Total assets                                     $   22,188,095
                                                                 ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                      $    2,040,099
   Automated teller machine vault cash payable                          396,913
   Note payable - related parties - current portion                      16,486
   Notes payable - current portion                                      101,585
   Bank loan - current portion                                        1,125,000
   Capital lease obligations - current portion                          447,163
                                                                 --------------
                Total current liabilities                             4,127,246
Long-term liabilities
    Notes payable-related parties - long-term portion                 2,365,833
    Notes payable - long-term portion                                   100,000
    Bank loan - long-term portion                                       312,500
    Capital lease obligations - long-term portion                     1,248,466
                                                                 --------------
                 Total long-term liabilities                          4,026,799
                                                                 --------------
                 Total liabilities                                    8,154,045
                                                                 --------------
Stockholders' equity
   Preferred stock $0.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                              --
   Common stock $0.001 par value; 45,000,000 shares
   authorized, 18,199,951 shares issued and outstanding                  18,200
   Additional paid-in capital                                        18,923,057
   Deferred offering costs                                              (12,500)
   Accumulated deficit                                               (4,894,707)
                                                                 --------------
                Total stockholders' equity                           14,034,050

                                                                 --------------
   Total liabilities and stockholders' equity                    $   22,188,095
                                                                 ==============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months ended March 31,
                                                       2005             2004
                                                   ------------    ------------
Revenues                                           $  4,717,836    $  2,800,481
Cost of revenues                                      2,704,439       1,577,667
                                                   ------------    ------------
         Gross profit                                 2,013,397       1,222,814

Operating expenses
         Depreciation and amortization                  319,467         300,331
         General and administrative                   1,393,471         811,172
                                                   ------------    ------------
         Total operating expenses                     1,712,938       1,111,503
                                                   ------------    ------------

Income from operations                                  300,459         111,311
                                                   ------------    ------------
Other expense
         Interest expense                              (121,541)        (21,141)
                                                   ------------    ------------
         Total other expense                           (121,541)        (21,141)

                                                   ------------    ------------
Income before provision for income taxes                178,918          90,170

Provision for income tax                                     --              --

                                                   ------------    ------------
Net income                                         $    178,918    $     90,170
                                                   ============    ============

Basic income per common shares                     $      0.010    $      0.007
Basic weighted average number of
                                                   ------------    ------------
         common shares outstanding                   17,751,630      12,660,895
                                                   ------------    ------------
Fully diluted income per common share              $      0.010    $      0.005
Fully diluted weighted average number
                                                   ------------    ------------
         of common shares outstanding                18,618,178      18,335,193
                                                   ------------    ------------


      See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three months ended March 31,
                                                                           2005                      2004
                                                                     -----------------          ---------------

Cash flows from operating activities:
      Net income                                                        $    178,918    $     90,170
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Stock issued for services                                             4,542              --
         Depreciation and amortization                                       319,467         300,331
         Discount on loans                                                     7,902              --
      Changes in operating assets and liabilities:
         Change in automated teller machine vault cash                        58,823         (21,343)
         Change in accounts receivable                                      (163,359)       (181,771)
         Change in inventory                                                 (19,827)             --
         Change in prepaid expenses and other current assets                  19,706          (5,431)
         Change in other assets                                              (10,231)        (14,998)
         Change in accounts payable and accrued liabilities                  168,917           6,264
         Change in automated teller machine vault cash payable               (58,823)         21,343
                                                                        ------------    ------------
                 Net cash provided by operating activities              $    506,035    $    194,565
                                                                        ------------    ------------

Cash flows from investing activities:
      Purchase of fixed assets                                              (836,792)       (291,911)
      Note receivable issued for loan                                             --        (190,000)
      Purchase of contracts                                                  (20,825)     (3,940,000)
                                                                        ------------    ------------
                 Net cash (used) in investing activities                $   (857,617)   $ (4,421,911)
                                                                        ------------    ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net of offering cots           644,618       5,203,442
      Proceeds from common stock to be issued                                     --       1,933,990
      Proceeds from notes payable                                             48,406              --
      Deferred offering costs                                                (12,500)             --
      Payments on bank notes                                                (156,250)             --
      Principal payments on notes payable                                         --        (40,000)
      Principal payments on notes payable - related parties                       --       (115,544)
      Principal payments on capital lease obligations                             --        (50,799)
                                                                        ------------    ------------
                 Net cash provided by financing activities              $    524,274    $  6,931,089
                                                                        ------------    ------------

Increase in cash                                                        $    172,693    $  2,703,743

Cash, beginning of period                                                    496,823       1,832,079

                                                                        ------------    ------------
Cash, end of period                                                     $    669,516    $  4,535,822
                                                                        ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                                  --              --
      Cash paid for interest                                            $    121,541    $     21,141
                                                                        ============    ============

Supplemental schedule of non-cash investing and financing activities:

Issuance of 430,126 shares of common stock related to finder's
                                                                        ------------    ------------
fee for acquisition of common stock                                     $         --    $    107,532
                                                                        ============    ============

Issuance of 12,853,485 shares of common stock related to
                                                                        ------------    ------------
exchange of exercise of cashless warrants at $0.10                      $         --    $  1,285,349
                                                                        ============    ============

Issuance of stock to consultants for services provided                  $      4,213    $         --
                                                                        ============    ============



      See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Global Axcess Corp ("the Company").

      The interim condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      The interim condensed consolidated financial information is un-audited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      1 for 5 Reverse Stock Split

      In April 2005, the Board of Directors authorized a 1 for 5 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      Allowance and Amortization for Assets

      On the Balance Sheet As of March 31, 2005 the Company reserved $35,983 as an allowance for bad debt against the trade receivables of $287,162.

      As of March 31, 2005 the Company has accumulated amortization totaling $169,285 against intangible assets totaling $4,192,321.

      Earnings Per Share
      Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. The calculation of basic net income per common share and diluted net income per common share is presented below:



The computations for basic and diluted weighted average earnings per share are as follows:

                                            Net Income  Weighted Average    Earnings
                                            (Numerator       Shares        Per Share
Three months ended March 31, 2004
Basic weighted average earnings per share:
Net income                                  $  90,170     12,660,895        $ 0.007
                                            ---------     ----------        -------
Diluted earnings per share:
Dilutive stock options & warrants                         5,674,297
                                                          ----------

Net income plus assumed conversions         $  90,170     18,335,193        $ 0.005

Three months ended March 31, 2005
Basic earnings per share:
        Net Income                          $ 178,918     17,751,630        $ 0.010
                                            ---------     ----------        -------
Diluted earnings per share:
Dilutive stock options & warrants                           866,548
                                                          ----------
Net Income plus assumed converstions        $ 178,918     18,618,178        $ 0.010
                                            ---------     ----------        -------

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



The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:


                                                   Three Months Ended
                                          March 31, 2005       March 31, 2004
                                            -----------         ------------
Net income, as reported                     $   178,918         $    90,170
Add: Stock-based employee compensation
expense included in reported income
(loss), net of related tax effects                   --                  --
                                            -----------         ------------

Deduct: Total stock-based employee
compensation expense determined underfair
value based methods for all awards,
net of related tax effects                  $   (68,227)         $(1,327,041)
                                            -----------         ------------
Pro forma net income (loss)                 $   110,690          $(1,236,871)
                                            ===========         ============

Net income/(loss) per common share

Basic income, as reported                   $     0.006         $     0.007
                                            -----------         ------------
Basic income/ (loss), pro forma             $     0.005         $     (0.10)
                                            -----------         ------------

3.    COMMITMENTS AND CONTINGENCIES

      Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the three month period ending March 31, 2005 and 2004 was $62,962 and $76,606 , respectively.

      Future minimum rental payments required under the operating lease for the office facilities as of March 31, 2005 are as follows:


           remaining nine months of 2005   $    188,886
           2006                                 257,674
           2007                                 258,605
           2008                                 209,713
           2009                                  35,476
                                           ------------
                                           $    950,354
                                           ============

In January 2005, the Company entered into a new loan agreement with ATM Networks Inc. at an interest rate of 6.25% per annum for 2 years. The balance as of March 31, 2005 is $48,406 and is included in notes payable current.

         Capital lease obligations - During the three month period ending March 31, 2005 the Company entered into capital lease obligations as follows:

Capital leases entered into during the three month period ending March 3, 2005 maturing in 36 to 60 months with various rates from 5.99% to 12% totaling $645,635 as of March 31, 2005.

      Future minimum lease payments required for under capital lease obligations as of March 31, 2005 are as follows:

      Remaining nine months of 2005            $322,028
      2006                                      473,453
      2007                                      352,245
      2008                                      289,920
      2009                                      258,552

            Total capital lease obligations  $1,696,198
                                             ----------



      Legal proceedings - As of March 31, 2005, the Company has accrued legal costs of $80,000 related to various legal proceedings.

There are no new pending or threatened litigation or legal proceedings since December 31, 2004.


4.    CHANGES IN STOCKHOLDERS' EQUITY


During March 2005 the Company conducted an offering of up to 2,678,511 units(pre-split) (the "Units") at a per Unit price of $1.12 with each Unit consisting of four shares of common stock, $.001 par value per share (the "Common Stock"), and two common stock purchase warrants (the "Warrants") exercisable at $0.35 per share to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated there-under (the "Offering"). The warrants are exercisable for three years from the date of issuance.

      On March 30, 2005, Global completed the Offering. Pursuant to the closing, Global sold an aggregate of 566,071 Units (pre-split) resulting in the issuance of 452,857 (post-split) shares of Common Stock and Warrants to purchase 226,429 (post-split) shares of common stock to five accredited investors. As a result of the closing, investors have subscribed for an aggregate amount totaling $634,000. Offering costs related to this sale were $77,886, resulting in net proceeds of $556,114.

In April 2005, the Board of Directors authorized a 1 for 5 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

See the table below for all the equity transactions for the three month period ending March 31, 2005:

                                                               Common Stock
                                                    -----------------------------     Additional
                                                        Shares          Amount      Paid-in Capital
                                                    -------------   -------------    -------------
Balance as of December 31, 2004                        17,579,345   $      87,897    $  18,204,203
Issuance of common stock in March 2005
related to Private Placement 5 at $1.40
per share,net of ofering cost of $77,886                  452,857           2,264          553,850

Issuance of common stock in February & March 2005
for Public Relations                                        2,548              13            4,200

Stock Warrants from PPM 1 offered in 2003
excercised at $0.50 per share                              50,000             250           24,750

Stock Warrants from PPM 1 offered in 2003
excercised at $0.50 per share                             100,000             500           49,500

Stock otions excercised in February 2005
excercised at $0.90 per share                              15,000              75           13,425

Compensation to consultant for capital raise

Issuance of stock to employee                                 200               1              329

Reverse stock split                                                      (72,800)          72,800

Net Income

                                                    -------------   -------------    -------------
Balance, March 31, 2005                                18,199,951          18,200       18,923,057
                                                    =============   =============    =============


                                                                                           Total
                                                     Deferred Offering  Accumulated    Stockholders'
                                                         Costs            Deficit         Equity
                                                      -------------    -------------    -------------
Balance as of December 31, 2004                                       $  (5,073,625)   $  13,218,475
Issuance of common stock in March 2005
related to Private Placement 5 at $1.40
per share,net of ofering cost of $77,886                                         --          556,114

Issuance of common stock in February & March 2005
for Public Relations                                                             --            4,213

Stock Warrants from PPM 1 offered in 2003
excercised at $0.50 per share                                                    --           25,000

Stock Warrants from PPM 1 offered in 2003
excercised at $0.50 per share                                                    --           50,000

Stock otions excercised in February 2005
excercised at $0.90 per share                                                    --           13,500

Compensation to consultant for capital raise                (12,500)              --          (12,500)

Issuance of stock to employee                                                    --              330

Reverse stock split                                                                              --

Net Income                                                                  178,918          178,918

                                                      -------------    -------------    -------------
Balance, March 31, 2005                                     (12,500)      (4,894,707)      14,034,050
                                                      =============    =============    =============

                                       10
<

Item  2. Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2005. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Processing fees are earned by EFT Integration (EFTI), a wholly owned subsidiary of the Company, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.

Software sales and services are recorded when complete, shipped and invoiced.

Allowance of Uncollectible Accounts Receivable. Merchants and investors have been historically billed for reimbursable expenses of the Company as part of negotiated contracts. The accounts receivable, for these reimbursed expense invoices, have been historically reduced by an allowance for amounts that may become uncollectible in the future. The Company reviews the accounts receivable on a regular basis to determine the collectability of the accounts. The Company reserves for accounts that have aged over 90 days and are no longer an active account.

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


Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues. The Company reported total revenue of $4,717,836 for the three month period ended March 31, 2005 as compared to $2,800,481 for the three month period ended March 31, 2004, respectively. This increase in the three month revenue is mainly due to higher surcharge and interchange revenue from newly acquired ATM merchant locations and increased internal sales of ATMs.

Cost of Revenues. Our total cost of revenues increased from $1,577,667 to $2,704,439 in the three month periods ended March 31, 2004 and 2005, respectively. Both the continued growth in our Branded Partners, and the acquisitions during 2004 has had a significant impact on the level of the cost of revenues for the three month period ending March 31, 2005. These factors have increased the costs from 56.3% of total revenue for the three months ended March 31, 2004, to 57.3% of total revenue for the three months ended March 31, 2005.

Gross Margin. Gross profit as a percentage of revenue for the three month period ended March 31, 2005 and 2004 was 42.7% or $2,013,397 and 43.7% or $1,222,814,
respectively.

Operating Expenses. Total operating expenses for the three months ended March 31, 2005 and 2004, were $1,712,938 and $1,111,503, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase during the three months ended March 31, 2005 is mainly attributable to investment by the Company into two of its subsidiaries; Electronic Payment and Transfer, Corp. and Axcess Technology, Corp. These investments made up 67% of the increase for the similar period ended March 31, 2004. There was a slight increase in depreciation and amortization due to the acquisitions during the first and fourth quarters of 2004. There were also increases in investment relations, audit and professional fees, salaries and wages, and employee taxes and benefits during the three month period ending March 31, 2005 as compared to the similar period ended March 31, 2004.

Income from Operations. We had income from operations for the three month period ending March 31, 2005 in the amount of $300,459 as compared to income from operations of $111,311 in the three month period ended March 31, 2004. The increase in income from operations reported was mainly due to higher revenues noted above.

Interest Expense. Interest expense increased for the three month period ending March 31, 2005 to $121,541 from $21,141 for the three month period ending March 31, 2004. The increase in interest expense was caused by the additional loans and leases acquired during the 2004 acquisitions and an increase in the number of ATM leases as compared to 2004.

Income before Taxes. Net income before taxes of $178,918 for the three month period ended March 31, 2005; as compared to income before taxes of $90,170 for the three month period end March 31, 2004.

Income Taxes. We paid no income taxes in either of the respective periods ending March 31, 2005 and 2004. This was a result of a net operating loss carry-forward from 2001 of $6,623,640. We have unused operating loss carry forwards which will expire in various periods through 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of March 31, 2005, the Company had current assets of $3,027,860 and current liabilities of $4,127,249, which results in a negative working capital of $1,099,388, as compared to current assets of $5,783,154 and current liabilities of $1,191,223 resulting in a positive working capital of 4,591,931 as of March 31, 2004. The ratio of current assets to current liabilities decreased to 0.73 at March 31, 2005 from 4.85 at March 31, 2004. It is expected that cash provided from operations will be sufficient for the e next 9 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the three month period ending March 31, 2005 and 2004 was $506,035 and $194,565, respectively. Net cash provided by operating activities in the three month period ending March 31, 2005 consisted primarily of a net income of $178,918, depreciation and amortization of $319,467. Decreases in operating assets over liabilities amounted to $4,793. The decrease in the operating assets were mainly due to higher levels of accounts receivable from the acquisition by $163,359, and increases in accounts payable by $168,917.

The Company sold common stock for approximately $634,000 in proceeds, for future acquisitions and working capital. The Company's sources of cash are adequate for the next 12 month's of operations.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. The Company estimates to continue its current business plan and acquisition strategy, it will require approximately $16,800,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases and software development.

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


      o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of March 31, 2005, Nationwide Money had 105 ATMs funded by Palm Desert with a vault cash outstanding balance of about $2,300,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

      o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of March 31, 2005, to approximately $17,000,000. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.


      o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of March 31, 2005 , Nationwide Money had 68 branded partners, which funded over 600 ATMs in 8 states, with about $6.0 million in outstanding vault cash.

As a result of certain factors, our cash provided by operating activities has increased from the same period a year ago. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from operations by approximately $300,000. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions and fixed asset purchases.

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

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures (outside of acquisitions) for fiscal 2005 will total approximately $1,800,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease ATMs under capital lease agreements that expire between in 2006 and 2008 and provide for lease payments at interest rates up to 14% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

Inflation

Impact of Inflation and Changing Prices. While subject to inflation, we were not impacted by inflation during the past two fiscal years in any material respect.



Item  3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. 26

                           PART II - OTHER INFORMATION


Item  1. Legal Proceedings

From time to time, the Company is a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below. We may become involved in material legal proceedings in the future. Item
2. Unregistered Sale of Equity Securities and Use of Proceeds

On a pre-reverse basis, the Company conducted an offering of up to 2,678,511 units (the "Units") at a per Unit price of $1.12 with each Unit consisting of four shares of common stock, $.001 par value per share (the "Common Stock"), and two common stock purchase warrants (the "Warrants") exercisable at $0.35 per share to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The warrants are exercisable for three years from the date of issuance.

On March 30, 2005, Global completed a closing (the "Closing") of the Offering. Pursuant to the Closing, Global sold an aggregate of 566,071 Units resulting in the issuance of 2,264,286 shares of Common Stock and Warrants to purchase 1,132,143 shares of common stock to five accredited investors. As a result of the Closing, investors have subscribed for an aggregate amount totaling $634,000.00. Subsequent to the Closing, Global has terminated the Offering and will not offer any further securities pursuant to the Offering. The proceeds will be used for future acquisitions and working capital.


Item  3. Defaults Upon Senior Securities.

None.

Item  4. Submission of Matters to a Vote of Security Holders.

None.

Item  5. Other Information.

None.

Item  6. Exhibits.


Exhibit Description

10.1 Amendment to Asset Purchase Agreement dated September 30, 2004 between The Bailey Group and the Company

10.2 Second Amendment to Asset Purchase Agreement between The Bailey Group and the Company


31.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 16, 2005 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                  -----------------------------
                                  Michael Dodak
                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 16th day of May, 2005.

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

/S/ Lock Ireland
Lock Ireland               Director

/S/ Robert Landis
Robert Landis              Director

Georg Hochwimmer
Georg Hochwimmer           Director

/S/ David Surette
David Surette              Chief Financial Officer

Exhibit   Description

10.1 Amendment to Asset Purchase Agreement dated September 30, 2004 between The Bailey Group and the Company

10.2 Second Amendment to Asset Purchase Agreement between The Bailey Group and the Company


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