Form 10QSB
period 2005-06-30
GLOBAL AXCESS CORP
filed 2005-08-10
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      -----------

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

                                 (904)280-3950
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

                            -------------------------

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. |X|

      As of August 9, 2005, the Issuer had 18,211,986 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

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

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


                                     ASSETS
 Current assets
 Cash                                                              $ 418,693
 Automated teller machine vault cash                                 989,306
 Accounts receivable, net                                          1,772,578
 Note receivable                                                      99,895
 Inventory                                                           132,315
 Deferred tax asset - current                                        216,017
 Prepaid expense & other current assets                              512,794
                                                            -----------------
 Total current assets                                              4,141,598

 Fixed assets, net                                                 6,715,798

 Other assets
 Merchant contracts                                                8,401,347
 Intangible assets, net                                            4,089,784
 Deferred tax asset - long term                                      322,279
 Other assets                                                              -
                                                            -----------------
 Total assets                                                   $ 23,670,806
                                                            =================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
 Accounts payable and accrued liabilities                        $ 2,128,651
 Automated teller machine vault cash payable                         989,306
 Note payable-related parties - current portion                       15,576
 Notes payable - current portion                                      80,615
 Bank loan - current portion                                         975,000
 Capital lease obligations - current portion                         620,686
                                                            -----------------
 Total current liabilities                                         4,809,834

 Long-term liabilities
 Notes payable-related parties - long-term portion                 2,368,831
 Notes payable - long-term portion                                   114,373
 Bank loan - long-term portion                                       556,250
 Capital lease obligations - long-term portion                     1,452,468
                                                            -----------------
 Total liabilities                                                 9,301,756


 Stockholders' equity
 Preferred stock $0.001 par value; 5,000,000 shares
 authorized, no shares issued and outstanding                              -
 Common stock $0.001 par value; 45,000,000 shares
 authorized, 18,211,986 shares issued and outstanding                 18,212
 Additional paid-in capital                                       18,949,634
 Accumulated deficit                                              (4,598,796)
                                                            -----------------
 Total stockholders' equity                                       14,369,050

                                                            -----------------
 Total liabilities and stockholders' equity                     $ 23,670,806
                                                            =================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                                     Three Months ended June 30,       Six Months ended June 30,
                                                          2005            2004              2005          2004
Revenues                                                 $ 5,437,811    $ 3,112,230      $ 10,155,647  $ 5,912,711
Cost of revenues                                           3,024,084      1,727,311         5,728,523    3,304,979
                                                     ------------------------------    ---------------------------
Gross profit                                               2,413,727      1,384,919        4,427,124    2,607,732
Operating expenses:
Depreciation and amortization                                381,841        312,732          701,308      613,063
General and administrative                                 1,584,671        912,095        2,978,142    1,723,267
                                                     ------------------------------    ---------------------------
Total operating expenses                                   1,966,512      1,224,827        3,679,450    2,336,330

                                                     ------------------------------    ---------------------------
Income from operations                                       447,215        160,092          747,674      271,402
                                                     ------------------------------    ---------------------------

Other income (expense)
Interest expense                                            (153,502)       (42,969         (275,044)     (64,110)
Settlement income                                                  -        304,000                -      304,000
Contingent reserve                                                 -        (55,000                -      (55,000)
Other income                                                   2,198              -            2,198            -
                                                     ------------------------------    ---------------------------
Total other income (expense)                                (151,304)       206,031         (272,846)     184,890

                                                                                       ---------------------------
                                                     ------------------------------    ---------------------------
Income before provision for income taxes                     295,911        366,123          474,828      456,292
                                                     ------------------------------    ---------------------------

Provision for income (tax) benefit                                 -              -                -            -

                                                     ------------------------------    ---------------------------
Net income                                                 $ 295,911      $ 366,123        $ 474,828    $ 456,292
                                                     ==============================    ===========================


Basic income per share                                        $ 0.02         $ 0.02           $ 0.03       $ 0.03
Fully diluted income per weighted average
common shares outstanding                                     $ 0.02         $ 0.01           $ 0.03       $ 0.02

Basic weighted average common shares outstanding          18,211,986     16,103,088       18,211,986   14,310,608

Fully dilutive weighted average common
shares outstanding                                        18,706,275     25,181,751       18,706,275   23,389,271

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                         2005                2004
Cash flows from operating activities:
Net income                                                          $ 474,828           $ 456,292
Adjustments to reconcile net income to net
cash provided by operating activities:
Contingent reserves                                                         -              55,000
Discount on loans                                                       9,989                   -
Depreciation and amortization                                         701,308             613,063
Issuance of stock to consultants for services provided                  4,213                   -
Shares returned to treasury                                                 -            (304,000)
Changes in operating assets and liabilities:
Change in automated teller machine vault cash                        (533,570)             14,652
Change in accounts receivable                                        (527,768)           (221,546)
Change in inventory                                                  (106,336)                  -
Change in prepaid expenses and other current assets                  (301,543)           (448,332)
Change in other assets                                                160,867              11,197
Change in accounts payable and accrued liabilities                    257,469              42,582
Change in automated teller machine vault cash payable                 533,570             (14,652)

                                                               ---------------    ----------------
Net cash provided by operating activities                             673,027             204,257
                                                               ---------------    ----------------

Cash flows from investing activities:
Purchase of fixed assets                                           (1,086,383)           (772,919)
Note receivable issued for loan                                             -             (99,895)
Purchase of contracts                                                 (40,857)         (3,956,370)
                                                               ---------------    ----------------
Net cash used in investing activities                              (1,127,240)         (4,829,184)
                                                               ---------------    ----------------

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs         671,533           7,113,068
Proceeds from notes payable                                            41,810                   -
Borrowings from bank notes                                            250,000                   -
Payment on bank notes                                                (312,500)                  -
Principal payments on notes payable                                         -             (15,195)
Principal payments on notes payable - related parties                       -            (120,700)
Principal payments on capital lease obligations                      (274,760)            (10,826)
                                                               ---------------    ----------------
Net cash provided by financing activities                             376,083           6,966,347
                                                               ---------------    ----------------

Increase/(decrease) in cash                                           (78,130)          2,332,421

Cash, beginning of period                                             496,823           1,832,079

                                                               ---------------    ----------------
Cash, end of period                                                 $ 418,693         $ 4,164,500
                                                               ===============    ================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                                                        Six months ended June 30,
                                                                               2005     2004
Issuance of 86,025 shares of common stock related to finder's
fee for acquisition of common stock.                                    $     -         $   107,532

Issuance of 2,570,697 shares of common stock related to exchange of
exercise of cashless warrants at $0.50                                  $     -         $ 1,285,349

Transfer of used ATM's, originally held for rental, from fixed assets
to inventory, now held for sale                                         $     -         $   194,584

Capital leases paid to vendor for ATM purchses                          $ 1,179,478     $     -

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2005
                                   (UNAUDITED)


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

      The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      Allowance and Amortization for Assets

      On the Balance Sheet as of June 30, 2005 the Company reserved $35,983 as an allowance for bad debt against the trade receivables of $668,312.

      As of June 30, 2005 the Company has accumulated amortization totaling $201,762 against intangible assets totaling $4,291,546.

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


The computations for basic and diluted weighted average earnings per share are as follows:

                                                      Net Income      Weighted Average Shares      Earnings Per Share
                                                      (Numerator)      (Denominator)
Three months ended June 30, 2004
Basic weighted average earnings per share:
Net income                                            $  366,123                   16,103,088           $    0.02
Diluted earnings per share:
Dilutive stock options & warrants                                                   9,078,663

                                                                     ------------------------
Net income plus assumed conversions                   $  366,123                   25,181,751           $    0.01
                                                                     ========================

Three months ended June 30, 2005
Basic weighted average earnings per share:
Net income                                            $  295,911                   18,211,986           $    0.02
Diluted earnings per share:
Dilutive stock options & warrants                                                     494,289

                                                                     ------------------------
Net income plus assumed conversions                   $  295,911                   18,706,275           $    0.02
                                                                     ========================

Six months ended June 30, 2004
Basic earnings per share:
Net Income                                            $  456,292                   14,310,608           $    0.03
Diluted earnings per share:
Dilutive stock options & warrants                                                   9,078,663

                                                                     ------------------------
Net Income plus assumed converstions                  $  456,292                   23,389,271           $    0.02
                                                                     ========================

Six months ended June 30, 2005
Basic earnings per share:
Net Income                                            $  474,828                   18,211,986           $    0.03
Diluted earnings per share:
Dilutive stock options & warrants                                                     494,289

                                                                     ------------------------
Net Income plus assumed converstions                  $  474,828                   18,706,275           $    0.03
                                                                     ========================

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


The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:

                                                                               For the Six Months Ended June 30,
                                                                                    2005            2004
Net income, as reported                                                             $ 474,828        $ 456,292

Add: Stock-based employee compensation expense included in                           -
  reported income (loss), net of related tax effects
Deduct: Total stock-based employee compensation expense determined                  $ (41,988)      $ (564,449)
  under fair value based methods for all awards, net of related tax effects
                                                                               --------------------------------
Pro forma net income (loss)                                                         $ 432,840       $ (108,157)
                                                                               ================================

Net income/(loss) per common share

Basic income, as reported                                                              $ 0.02          $ (0.01)
Fully diluted income/ (loss), pro forma                                                $ 0.02          $ (0.01)


3.    COMMITMENTS AND CONTINGENCIES

      Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the six month period ending June
      30, 2005 and 2004 was $126,201 and $104,604, respectively.

      Future minimum rental payments required under the operating lease for the office facilities as of June 30, 2005 are as follows:


           remaining six months of 2005    $    125,924
           2006                                 257,674
           2007                                 258,605
           2008                                 209,713
           2009                                  35,476
                                           ------------
                                           $    887,392
                                           ============

In January 2005, the Company entered into a new loan agreement with ATM Networks Inc. at an interest rate of 6.25% per annum for 2 years. The balance as of June 30, 2005 is $41,810 and is included in notes payable current.

      Capital lease obligations - During the three month period ending June 30, 2005 the Company entered into capital lease obligations as follows:

Capital leases entered into during the three month period ending June 30, 2005 maturing in 36 to 60 months with various rates from 5.99% to 12% totaling $556,820 as of June 30, 2005.

      Future minimum lease payments required for under capital lease obligations as of June 30, 2005 are as follows:

      Remaining six months of 2005             $460,732
      2006                                      871,554
      2007                                      731,527
      2008                                      494,644
      2009                                      320,766

            Total capital lease obligations  $2,879,223
                                             ----------


      Legal proceedings - As of June 30, 2005, the Company has accrued legal costs of $54,000 related to various legal proceedings.

There are no new significant pending or threatened litigation or legal proceedings since December 31, 2004.

The Company has also entered into a letter of intent to acquire approximately 1500 ATM merchant contracts, contingent upon due diligence and funding of the acquisition. Terms of the acquisition are confidential and will be disclosed when the transaction is completed.

The Company is evaluating various strategic opportunities with regards to its wholly owned subsidiaries.


4.    CHANGES IN STOCKHOLDERS' EQUITY

In April 2005, the Board of Directors authorized a 1 for 5 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

See the table below for all the equity transactions for the three month period ending June 30, 2005:

                                                                                                                   Total
                                                                         Additional     Deferred                   Stock-
                                                Common Stock             Paid-in        Offering     Accumulated   holders'
                                                Shares        Amount     Capital        Costs        Deficit       Equity
Balance, March 31, 2005                           18,199,951     18,200     18,923,057    12,500)   (4,894,707)     14,034,050

 Stock options exercised in April 2005
 excercised at $1.30 per share                           950          1          1,234      --            --              1,235

 Reacquired treasury stock from odd
   shares from erse split                               (186)      --             (279)     --            --               (279)

 Legal costs associated with 5 for
   1 reverse split                                       --        --           (2,000)     --            --             (2,000)

 Common stock options issued to consultants
 for services  relating to investing activities          --        --           32,196      --            --             32,196

Additional common stock shares issued
to broker  from authorized shares
after 1 for 5 stock split                                 21       --             --        --            --               --

 Stock otions exercised in June 2005
 excercised at $.35 per share                          1,250          1            436      --            --                437

 Deferred offering costs reclassed to
 APIC from March closing                                 --        --          (12,500)   12,500          --               --

 Issuance of common stock to consultants for
 options, exercised at $.75 per share                 10,000         10          7,490      --            --              7,500

 Net Income                                              --        --             --        --         295,911          295,911

                                                  -------------------------------------------------------------------------------
 Balance as of June 30, 2005                      18,211,986     18,212     18,949,634      --      (4,598,796)      14,369,050
                                                  ===============================================================================

Item  2. Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2005. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Goodwill. In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first three months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Asset Impairment. The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. During the year ended December 31, 2004, the Company determined that there were no long-lived assets that were impaired.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues. The Company reported total revenue of $5,437,811 for the three month period ended June 30, 2005 as compared to $3,112,230 for the three month period ended June 30, 2004. During the six month periods ended June 30, 2005 and 2004 the revenues increase to $10,155,647 from $5,912,711, respectively. This increase in the three and six month revenues are mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales of ATMs.

Cost of Revenues. Our total cost of revenues increased from $1,727,311 to $3,024,084 in the three month periods ended June 30, 2004 and 2005, respectively. During the six month periods ended June 30, 2005 and 2004, the cost of revenues increased to $5,728,523 from $3,304,979, respectively. Both the continued growth in our Branded Partners and the acquisition during fiscal year 2004 have had a significant impact on the level of the cost of revenues for the three and six month periods ending June 30, 2005.

Gross Margin. Gross profit as a percentage of revenue for the three month periods ended June 30, 2005 and 2004 were 44.4% or $2,413,727 and 44.5% or
$1,384,919, respectively. During the six month periods ended June 30, 2005 and 2004, the gross margins increased to $4,427,124 from $2,607,732, respectively. There was a significant increase in the three month and six month periods ending June 30, 2005 due to higher number of ATMs in place since December 2004, approximately 3,500; compared to the same three and six month periods ending June 30, 2004, with approximately 2,400.

Operating Expenses. Our total operating expenses for the three months ended June 30, 2005 and 2004, were $1,966,512 and $1,224,827, respectively. During the six month periods ended June 30, 2005 and 2004, the operating expenses increased to $3,679,450 from $2,336,330, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase during the three months ended June 30, 2005 is mainly attributable to investment by the Company into three of its subsidiaries; Electronic Payment and Transfer, Corp., Cash Axcess Corp. and Axcess Technology, Corp. The operating investments in these subsidiaries made up for approximately 76% of the increase from the three months ended June 30, 2004. There were also increases in investment relations, security systems costs, audit and professional fees, salaries and wages, employee taxes and benefits during the three and six month periods ending June 30, 2005 as compared to the three and six month periods ended June 30, 2004. There was also an increase in depreciation and amortization due to the acquisitions of ATM merchant contracts during fiscal year 2004, and from other assets purchased during fiscal year 2004.

Income from Operations. We had income from operations for the three month period ending June 30, 2005 in the amount of $447,215 as compared to income from operations of $160,092 in the three month period ending June 30, 2004. During the six month periods ended June 30, 2005 and 2004, the income from operations increased significantly to $747,674 from $271,402, respectively. The increase in income from operations reported was mainly due to higher revenues noted above.

Other Income and expense. In 2004 other income was mainly from the settlement of a lawsuit, the Company was able to return 380,000 shares of common stock to treasury at a market value of $0.80 per share. During the three months ended June 30, 2005, there was $2,198 of other income compared to none for the three month period ending June 30, 2004.

Interest Expense. Interest expense increased for the three month period ending June 30, 2005 to $153,502 from $42,969 for the three month period ending July 30,2004. During the six month periods ended June 30, 2005 and 2004, the interest expense increased to $275,044 from $64,110, respectively. The increase was mainly due to fees charged on loans and leases, for purchases of acquisitions and new ATMs, amortized during the three and six month periods ended June 30, 2005.

Income before Taxes. We had a net income before taxes of $295,911 for the three months ended June 30, 2005 as compared to net income before taxes of $366,123 for the three month periods ending June 30, 2004. During the six month periods ended June 30, 2005 and 2004, income before taxes increased to $474,828 from $456,292, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending June 30, 2005 and 2004. This was a result of a net operating loss carry-forward from 2002 of approximately $7,000,000. We have unused operating loss carry forwards which will expire in various periods through 2022.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of June 30, 2005, the Company had current assets of $4,141,598 and current liabilities of $4,809,834, which results in a negative working capital of $668,236, as compared to current assets of $2,750,511 and current liabilities of $3,849,746 resulting in a negative working capital of 1,099,235 as of December 31, 2004. The ratio of current assets to current liabilities increased to 0.86 at June 30, 2005 from 0.71 at December 31, 2004. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the six month periods ending June 30, 2005 and 2004 was $673,027 and 204,257, respectively. Net cash provided by operating activities in the six month period ending June 30, 2005 consisted primarily of net income of $474,828, depreciation and amortization of $701,308. Decreases in operating assets over liabilities amounted to $517,310. The decrease in the operating assets were mainly due to higher levels of accounts receivable and other assets from the acquisition by $527,768 and 301,544, respectively, and increases in accounts payable by $257,469.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. To continue its current business plan and acquisition strategy the Company estimates, it will require approximately $16,800,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases and software development.

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

      o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of June 30, 2005, Nationwide Money had 105 ATMs funded by Palm Desert with a vault cash outstanding balance of about $3,000,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

      o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of June 30, 2005, to approximately $20,000,000. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.


      o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of June 30, 2005 , Nationwide Money had 72 branded partners, which funded over 600 ATMs in 8 states, with about $9.0 million in outstanding vault cash.

As a result of certain factors, our cash provided by operating activities has increased from the six month period ending June 30, 2005, compared to the six month period ending June 30, 2004. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from operations by approximately $470,000. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions and fixed asset purchases.

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



Item  3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item  3. Defaults Upon Senior Securities.

None.

Item  4. Submission of Matters to a Vote of Security Holders.

On May 12, 2005 the Company held its annual shareholders meeting. The following items were discussed and voted upon:

      o Elected six members to the Board of Directors; Messrs. Michael Dodak, David Fann, Georg Hochwimmer, Donald Headlund, Lock Ireland and Robert Landis.

      o Approved the 2004 Stock Incentive Plan (the "2004 Incentive Plan") and authorized 10,500,000 shares of Common Stock for issuance, thereunder.

      o Ratified the selection of Weinberg & Company, P.A. as our independent auditors for the fiscal year ending December 31, 2004

Item  5. Other Information.

Changes in Registrant's Certifying Accountant.

      On June 20, 2005, the Company notified Weinberg & Company, P.A. ("Weinberg"), its independent public accountants, that it was terminating its services, effective as of that date. Further, on June 23, 2005, the Company engaged Kirkland, Russ, Murphy & Tapp, P.A. ("Auditor") as its principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of the Company.

      During the last two fiscal years ended December 31, 2004 and December 31, 2003 and through June 20, 2005, (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on the Company's financial statements, and (ii) Weinberg's report on the Company's financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the last two most recent fiscal years ended December 31, 2004 and December 31, 2003 and through June 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two most recent fiscal years and through June 23, 2005 the Company has not consulted with Auditor regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

      The Company has received from Weinberg a letter addressed to the Securities and Exchange Commission stating it agrees with the above statements.


Appointment of Robert Pearson to the Board of Directors


      On May 12, 2005, the Board of Directors of the Company voted to appoint Robert C. Pearson as a director of the Company. At the time of such appointment, there were no understandings or arrangements between Mr. Pearson and any other person pursuant to which Mr. Pearson was selected as a director. Mr. Pearson presently does not serve on any Company committee. Mr. Pearson may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Pearson to a committee as of the date hereof. Mr. Pearson does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, Mr. Pearson has never entered into a transaction, nor is there any proposed transaction, between Mr. Pearson and the Company.

Robert C. Pearson, age 69, joined RENN Capital Group in April 1997 and is Senior Vice-President - Investments. RENN Capital Group serves as investment adviser for Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth Investment Trust PLC, and BFS U.S. Special Opportunities Trust PLC, which each individually own approximately 5% of the Company's outstanding common stock of the Company as well as common stock purchase warrants.

Amendment to Articles of Incorporation

      The Company filed a Certificate of Amendment to its Certificate of Incorporation ("Amendment") with the Secretary of State of the State of Nevada that was effective April 28, 2005. The Amendment was filed to effect a reverse split of the issued and outstanding common shares of the Company whereby every five shares of common stock held were exchanged for one share of common stock. Any shareholder that holds a fractional shares as a result of the reverse split will receive a cash payment in lieu of a fractional share. As a result, the issued and outstanding shares of common stock were reduced from 90,999,755 prior to the reverse split to 18,199,951 following the reverse stock split.

      In addition, the authorized capital of the Company was also reduced as a result of the Amendment whereby the Company currently has 45,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized.


Item  6. Exhibits.


Exhibit Description

3.1 Amendment to the Certificate of Incorporation (incorporated by reference to the Form 8-K Current Report filed with the SEC on May 3, 2005)

31.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 10, 2005 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                  -----------------------------
                                  Michael Dodak
                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 10th day of August, 2005.

Signature                  Title
------------------------   -------------------------------------------------
/s/Michael Dodak           CEO, Chairman
------------------------
Michael Dodak


/s/David Fann
------------------------
David Fann                 President, Secretary and Director


/S/ Don Headlund
------------------------
Don Headlund               Director


/S/ Lock Ireland
------------------------
Lock Ireland               Director


/S/ Robert Landis
------------------------
Robert Landis              Director


/S/ Georg Hochwimmer
------------------------
Georg Hochwimmer           Director


/S/ Robert Pearson
------------------------
Robert Pearson             Director


/S/ David Surette
------------------------
David Surette              Chief Financial Officer, Chief Accounting Officer