Form 10QSB
period 2005-09-30
GLOBAL AXCESS CORP
filed 2005-11-15
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________

                                    000-17874
                            (Commission file number)

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

                            -------------------------

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes No |X|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. |X|

As of October 30, 2005, the Issuer had 18,501,286 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                TABLE OF CONTENTS                       Page No.

PART  I                      FINANCIAL INFORMATION

  Item  1.  Financial Statements(unaudited)                                    3
  Item  2.  Management's Discussion and Analysis or Plan of Operation         14
  Item  3.  Controls and Procedures                                           23

PART  II    OTHER INFORMATION

  Item  1.  Legal Proceedings                                                 23
  Item  2.  Changes in Securities.                                            23
  Item  3.  Defaults Upon Senior Securities.                                  24
  Item  4.  Submission of Matters to a Vote of Security Holders.              24
  Item  5.  Other Information.                                                24
  Item  6.  Exhibits.                                                         24

SIGNATURES                                                                    26

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                         $     21,082
  Automated teller machine vault cash                               435,816
  Accounts receivable, net                                        1,842,226
  Note receivable                                                    99,895
  Inventory                                                         182,114
  Deferred tax asset - current                                      375,331
  Prepaid expense & other current assets                            497,147
                                                               ------------
   Total current assets                                           3,453,611

Fixed assets, net                                                 7,258,382

Other assets
  Merchant contracts                                              8,306,010
  Note receivable                                                 1,540,000
  Intangible assets, net                                          4,100,835
  Deferred tax asset - long term                                    322,279
                                                               ------------
   Total assets                                                $ 24,981,116
                                                               ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                     $  1,715,869
  Automated teller machine vault cash payable                       435,816
  Deferred revenue - current                                         89,500
  Note payable-related parties - current portion                     15,576
  Notes payable - current portion                                   125,147
  Bank loan - current portion                                       925,000
  Capital lease obligations - current portion                       911,211
                                                               ------------
   Total current liabilities                                      4,218,119

Long-term liabilities
  Deferred revenue - long-term portion                            1,174,856
  Notes payable-related parties - long-term portion               1,345,814
  Notes payable - long-term portion                                  57,674
  Bank loan - long-term portion                                     675,000
  Capital lease obligations - long-term portion                   1,868,866
                                                               ------------
Total liabilities                                                 9,340,329

Stockholders' equity
  Preferred stock $0.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                          --
  Common stock $0.001 par value; 45,000,000 shares
   authorized, 18,501,286 shares issued and outstanding              18,501
Common stock payable                                                    841
Additional paid-in capital                                       20,135,877
Accumulated deficit                                              (4,514,432)
                                                               ------------
Total stockholders' equity                                       15,640,787
                                                               ------------
Total liabilities and stockholders' equity                     $ 24,981,116
                                                               ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months ended September 30,     Nine Months ended September 30,
                                                        2005             2004                2005             2004
Revenues                                            $  5,069,320     $  3,190,383        $ 15,224,267     $  9,038,933
Cost of revenues                                       2,866,998        1,717,850           8,594,511        4,891,430
                                                    ------------     ------------        ------------     ------------
   Gross profit                                        2,202,322        1,472,533           6,629,756        4,147,503
Operating expenses:
   Depreciation and amortization                         431,430          254,505           1,105,074          874,781
   General and administrative                          1,457,107          939,490           4,228,494        2,571,166
                                                    ------------     ------------        ------------     ------------
     Total operating expenses                          1,888,537        1,193,995           5,333,568        3,445,947

Operating income from continuing operations
   before items shown below                              313,785          278,538           1,296,188          701,556
                                                    ------------     ------------        ------------     ------------
Other income (expense)
   Legal settlement                                           --               --                  --          304,000
   Contingent reserve                                         --          (20,000)                 --          (75,000)
   Interest expense, net                                (154,474)         (17,395)           (429,518)         (70,228)
   Other income                                               --               --               1,762               --
                                                    ------------     ------------        ------------     ------------
     Total other income (expense)                       (154,474)         (37,395)           (427,756)         158,772
                                                    ------------     ------------        ------------     ------------
Income from continuing operations
   before income taxes                                   159,311          241,143             868,432          860,328
                                                    ------------     ------------        ------------     ------------
Income from continuing operations                        159,311          241,143             868,432          860,328
   Loss from discontinued operations, net of tax         (74,947)         (88,784)           (309,256)        (251,677)
                                                    ------------     ------------        ------------     ------------
Net income                                          $     84,364     $    152,359        $    559,176     $    608,651
                                                    ============     ============        ============     ============
Income per common share - basic:
Income from continuing operations                   $       0.01     $       0.01        $       0.05     $       0.06
Loss from discontinued operations                          (0.00)           (0.01)              (0.02)           (0.02)
                                                    ------------     ------------        ------------     ------------
Net income                                          $       0.00     $       0.01        $       0.03     $       0.04
                                                    ============     ============        ============     ============
Income per common share - diluted:
Income from continuing operations                   $       0.01     $       0.01        $       0.05     $       0.04
Loss from discontinued operations                          (0.00)           (0.00)              (0.02)           (0.01)
                                                    ------------     ------------        ------------     ------------
Net income                                          $       0.00     $       0.01        $       0.03     $       0.03
                                                    ============     ============        ============     ============
Weighted average common shares outstanding:
Basic                                                 18,501,286       16,103,088          18,141,753       14,310,608
                                                    ============     ============        ============     ============
Diluted                                               19,137,586       25,181,751          18,614,811       23,389,271
                                                    ============     ============        ============     ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months ended September 30,
                                                                            2005               2004
Cash flows from operating activities:
   Income from continuing operations                                  $    868,432       $    860,328
Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities:
   Contingent reserves                                                          --             75,000
   Legal settlement                                                             --           (304,000)
   Depreciation and amortization                                         1,105,074            874,781
Changes in operating assets and liabilities:
   Change in automated teller machine vault cash                            19,920            (59,075)
   Change in accounts receivable                                          (597,416)          (600,177)
   Change in inventory                                                    (156,135)           (28,893)
   Change in prepaid expenses and other current assets                    (285,896)          (178,980)
   Change in other assets                                                  250,367              6,894
   Change in accounts payable and accrued liabilities                     (155,312)           215,044
  Change in automated teller machine vault cash payable                    (19,920)            59,075
                                                                      ------------       ------------
Net cash provided by continuing operations                               1,029,113            919,997
Net cash used by discontinued operations                                  (669,905)          (223,835)
                                                                      ------------       ------------
Net cash provided in continuing and discontinued operations                359,208            696,162

Cash flows from investing activities:
   Purchase of fixed assets                                               (998,449)        (4,458,331)
   Note receivable issued for loan                                              --            (99,895)
   Purchase of contracts                                                   (66,658)        (9,269,641)
                                                                      ------------       ------------
Net cash used in investing activities                                   (1,065,107)       (13,827,867)
                                                                      ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs           686,300          7,200,568
   Procceds from issuance of bank loans                                    500,000          1,726,680
   Proceeds from notes payable - related parties                                --          1,050,000
   Proceeds from notes payable                                              47,710          1,162,807
   Proceeds on capital lease obligations                                        --            691,351
   Payment on bank notes                                                  (493,750)                --
   Principal payments on notes payable                                     (18,068)           (12,138)
   Principal payments on notes payable - related parties                        --            (54,389)
   Change in stock payable                                                      --            (31,000)
   Principal payments on capital lease obligations                        (492,034)          (112,927)
                                                                      ------------       ------------
Net cash provided by financing activities                                  230,158         11,620,952
                                                                      ------------       ------------
Increase/(decrease) in cash                                           $   (475,740)        (1,510,843)
Cash, beginning of period                                                  496,823          1,832,079
                                                                      ------------       ------------
Cash, end of period                                                   $     21,082       $    321,236
                                                                      ============       ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

     Supplemental schedule of non-cash investing and financing activities:

                                                                         Nine months ended September 30,
                                                                              2005            2004
Issuance of 86,025 shares of common stock related to finder's
fee for acquisition of common stock                                        $       --      $  107,532

Issuance of 2,570,697 shares of common stock related to exchange of
exercise of cashless warrants at $0.50                                     $       --      $1,285,349

Transfer of used ATM's, originally held for rental, from fixed assets
to inventory, now held for sale                                            $       --      $  194,584

Capital leases assumed for ATM purchases                                   $2,103,675      $       --

Deferred gain on sale of subsidiary                                        $1,540,000      $       --

Related party notes converted to common stock                              $1,025,000      $       --

     See Accompanying Notes to Condensed Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

      The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business
      Global Axcess Corp, through its wholly owned subsidiaries, is a network-based electronic commerce and transaction processing company; and an automated teller machine ("ATM") network and processing consolidator.

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

      Inventory

      ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At September 30, 2005, the Company's ATM machine inventory totaled $182,114.

      Equipment

      ATM machines and related software components not currently in service are classified as fixed assets not in service, until such time either the machine is installed and in service or sold. Once in service, each ATM machine is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM machines classified as fixed assets not in service and then sold would be considered a disposal group and a gain or loss on the sale would be recorded.

      Allowance and Amortization for Assets

      On the balance sheet as of September 30, 2005 the Company reserved $35,983 as an allowance for bad debt against the trade receivables of $1,218,659.

      As of September 30, 2005 the Company has accumulated amortization totaling $202,252 against intangible assets totaling $4,303,088.

      As of September 30, 2005 the Company has accumulated amortization totaling $1,027,809 against merchant contracts totaling $9,333,819.

      Earnings Per Share

      Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. The following table sets forth the computation of basic and diluted income per common share:

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                           2005             2004             2005             2004
Numerator:
  Income from continuing operations                   $    159,311     $    241,143          868,432          860,328
  Loss from discontinued operations                        (74,947)         (88,784)        (309,256)        (251,677)

Numerator for diluted income per share
   available to common stockholders                   $     84,364     $    152,359     $    559,176     $    608,651
                                                      ------------     ------------     ------------     ------------

Denominator:
 Weighted average shares                                18,501,286       16,103,088       18,141,753       14,310,608
 Effect of dilutive securities:
   Employee stock options                                  548,200        8,578,663          406,983        8,953,663
   Warrants                                                 88,100          500,000           66,075          125,000
                                                      ------------     ------------     ------------     ------------
Denominator for diluted income per share-adjusted
   weighted average shares after assumed exercises      19,137,586       25,181,751       18,614,811       23,389,271
                                                      ============     ============     ============     ============

Income per common share - basic:
Income from continuing operations                             0.01             0.01             0.05             0.06
Loss from discontinued operations                            (0.00)           (0.01)           (0.02)           (0.02)
                                                      ------------     ------------     ------------     ------------
Net income                                            $       0.00     $       0.01     $       0.03     $       0.04
                                                      ============     ============     ============     ============

Income per common share - diluted:
Income from continuing operations                             0.01             0.01             0.05             0.04
Loss from discontinued operations                            (0.00)           (0.00)           (0.02)           (0.01)
                                                      ------------     ------------     ------------     ------------
Net income                                            $       0.00     $       0.01     $       0.03     $       0.03
                                                      ============     ============     ============     ============

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option-pricing model.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:

                                                                For the Nine Months Ended September 30,
                                                                       2005                  2004
Net income, as reported                                           $   559,176           $   608,651
Add: Stock-based employee compensation expense included
  in reported income, net of related tax effects                           --                    --
Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all awards,
    net of related tax effects                                       (811,247)             (338,395)
                                                                  -----------           -----------
Pro forma net income                                              $  (252,071)          $   270,256
                                                                  ===========           ===========
Net income per common share:
Basic - as reported                                               $      0.03           $      0.04
                                                                  ===========           ===========
Basic - pro forma                                                 $     (0.01)          $      0.01
                                                                  ===========           ===========
Diluted - as reported                                             $      0.03           $      0.03
                                                                  ===========           ===========
Diluted - pro forma                                               $     (0.01)          $      0.01
                                                                  ===========           ===========

3.    DISCONTINUED OPERATIONS

      During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see
      Note 4 - "Note Receivable"). The Company has deferred recognition of the $1,174,856 estimated gain on EPT's disposal pending collection of the note receivable. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying unaudited, condensed consolidated statement of operations. The estimated gain has been deferred and included in long-term liabilities in the accompanying, unaudited condensed consolidated balance sheet. Operating results of the discontinued operations were as follows:

                                                       Three Months ended September 30,    Nine Months ended September 30,
                                                           2005              2004              2005            2004
Revenues                                                 $     723         $      --         $   1,423       $   7,950
Cost of revenues                                             7,000               627             8,010           7,175
                                                         ---------         ---------         ---------       ---------
   Gross profit                                             (6,277)             (627)           (6,587)            775
Operating expenses:
   Depreciation and amortization                            19,204             5,141            46,868          12,885
   General and administrative                              208,780            83,016           415,115         239,567
                                                         ---------         ---------         ---------       ---------
      Total operating expenses                             227,984            88,157           461,983         252,452
                                                         ---------         ---------         ---------       ---------
Loss from discontinued operations before income taxes     (234,261)          (88,784)         (468,570)       (251,677)
Provision for income (tax) benefit                         159,314                --           159,314              --
                                                         ---------         ---------         ---------       ---------
Loss from discontinued operations, net of tax            $ (74,947)        $ (88,784)        $(309,256)      $(251,677)
                                                         =========         =========         =========       =========

4.    NOTE RECEIVABLE - Non-current

      Effective September 30, 2005, the Company sold its wholly-owned subsidiary, Electronic Payment & Transfer Corporation, for $1,540,000 in a secured promissory note covering the full amount of the sale price (see
      Note 3 - "Discontinued Operations"). The non-current note receivable consists of the following at September 30, 2005:

      9% promissory note, with monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006 maturing November 1, 2010 $1,540,000

5.    COMMITMENTS AND CONTINGENCIES

      Leased facilities - During March 2004, the Company extended the operating lease for its facilities under a non-cancelable operating lease for an additional 3 years expiring in March 2009. The agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent Expense during the nine-month period ending September 30, 2005 and 2004 was $216,322 and $169,347, respectively.

      Future minimum rental payments required under the operating lease for the office facilities as of September 30, 2005 are as follows:


           remaining three months of 2005  $     58,046
           2006                                 257,674
           2007                                 258,605
           2008                                 209,713
           2009                                  35,476
                                           ------------
                                           $    819,514
                                           ============

In January 2005, the Company entered into a new loan agreement with ATM Networks Inc. at an interest rate of 6.25% per annum for 2 years. The balance as of September 30, 2005 is $35,110 and is included in notes payable current.

      Capital lease obligations - During the three-month period ending September 30, 2005 the Company entered into capital lease obligations as follows:

Capital leases entered into during the three-month period ending September 30, 2005 maturing in 36 to 60 months with various rates from 5.99% to 14% totaling $971,907 as of September 30, 2005.

      Future minimum lease principal payments required under capital lease obligations as of September 30, 2005 are as follows:

      Remaining three months of 2005         $  291,833
      2006                                    1,104,394
      2007                                      894,896
      2008                                      413,991
      2009                                       74,963

            Total capital lease obligations  $2,780,077
                                             ----------

Legal proceedings - As of September 30, 2005, the Company has accrued legal costs of $40,000 related to various legal proceedings.

There are no new significant pending or threatened litigation or legal proceedings since December 31, 2004. In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share.

The Company believes that this claim is unfounded. The Company's management believes that this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

The Company is evaluating various strategic opportunities with regards to its wholly owned subsidiaries (see Note 8 - "Subsequent Events" and Note 3 - "Discontinued Operations").

6.    INCOME TAXES

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will or will not be realized. The valuation allowance at September 30, 2005 is related to deferred tax assets arising from net operating loss carry-forwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will be able to realize the full benefit of the net operating loss carry-forwards before they expire.

At December 31, 2004, the Company has net operating loss carry-forwards totaling approximately $6,500,000 that may be offset against future taxable income through 2016.

7.    CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ending September 30, 2005:

                                                                                    Common                           Total
                                       Common Stock              Additional          Stock      Accumulated      Stockholders'
                                  Shares           Amount     Paid-in Capital       Payable       Deficit            Equity
Balance as of June 30, 2005      18,211,986    $     18,212    $ 18,949,634     $         --    $ (4,598,796)    $ 14,369,050

Stock options excercised in
September 2005 excercised
at $.73 per share average            19,300              19          28,534               20              --           28,573

Warrants excercised in
September 2005 excercised
at $0.50 per share                  270,000             270         135,179                1              --          135,450

9% Related Party Notes
converted to common Stock
at $1.25 per share                       --              --       1,024,180              820              --        1,025,000

Legal fees for offering                  --              --          (1,650)              --              --           (1,650)

Net Income                               --              --              --               --          84,364           84,364
                                 ----------    ------------    ------------     ------------    ------------     ------------
Balance as of
September 30, 2005               18,501,286    $     18,501    $ 20,135,877     $        841    $ (4,514,432)    $ 15,640,787
                                 ==========    ============    ============     ============    ============     ============

8.    SUBSEQUENT EVENTS

      (a) On October 28, 2005, the Company acquired approximately 1,590 automated teller machine ("ATM") processing merchant contracts and ATM placement agreements (collectively, the "Merchant Contracts") and ATMs and ATM related equipment ("Equipment") from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Notes 8(b) and 8(c) below). The Holdback shall be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased.

      (b) On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see Note 8(a) above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest commencing in November 2005. All outstanding principal and interest is payable in full in October 2010. The interest rate in connection with the Wachovia Note is 9%. In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. At the closing of the Wachovia Note, the Company became obligated on $3,000,000 in notes issued to Wachovia. The Wachovia Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

      (c) On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see Note 8(a) and 8(b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinate to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

      (d) The Company completed a private placement offering on November 11, 2005, primarily with institutional investors. The offering was priced at $6.25 per Unit. The Units were made of 5 shares of common stock and 40% common stock purchase warrants. The private offering netted $1,850,000, and will issue 1,600,000 shares of common stock and 640,000 common stock purchase warrants with an exercise price of $1.75.

      (e) During October 2005, a lawsuit filed by the Company to have 750,000 shares of common stock and 500,000 common stock purchase warrants returned and cancelled has been finalized in favor of the Company.

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

Summary

Global Axcess Corp (the "Company"), through its wholly owned subsidiaries, owns and operates Automatic Teller Machines ("ATM") with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

In most markets we impose a surcharge fee for cash withdrawals. Surcharge fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge fee for ATMs in our network ranges between $1.50 and $2.50 per withdrawal. The surcharge fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM and only record earned revenue based upon the Company contracts with the third party vendors.

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

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month between the 5th and 15th business day. Surcharge fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

The Company's mission is to become a leading global ATM network and services provider through network acquisition. The Company is positioning itself to leverage its advanced technology, economies of scale and industry knowledge to capture a larger portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically,15% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States of America, the Company has commenced expansion of its operations throughout the United States of America.

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

Revenue Recognition Policies. We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives and has earned based upon their contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a contracted expense a lease fee for the use of the ATM or space rent and pays this to the owners of the ATMs and/or the third party vendors. Where the Company provided only processing services through it's wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals. The Company records only the surcharge and interchange monies due to the Company because it owns the ATMs or it manages the ATM's and records the management or processing income due under contracts the Company owns. The Company does not record surcharge or interchange monies that pass through the Company's processor to the ATM owner.

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

Inventory. ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At September 30, 2005, the Company's ATM machine inventory totaled $182,114.

Equipment. ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates. ATM machines and related software components not currently in service are classified as fixed assets not in service, until such time either the machine is installed and in service or sold. Once in service, each ATM machine is reclassified as a fixed asset and depreciated using the remaining estimate useful life of the machine. Any ATM machines classified as fixed assets not in service and then sold would be considered a disposal group and a gain or loss on the sale would be recorded.

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

Recent Developments

      (a) During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see Note 4 - "Note Receivable" - to the unaudited, consolidated condensed financial statements). The Company has deferred recognition of the $1,174,856 estimated gain on EPT's disposal pending collection of the note receivable. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying unaudited, condensed consolidated statement of operations. The estimated gain has been deferred and included in long-term liabilities in the accompanying, unaudited condensed consolidated balance sheet. Operating results of the discontinued operations were as follows:

                                                        Three Months ended September 30,     Nine Months ended September 30,
                                                           2005                2004             2005             2004
Revenues                                                 $     723           $      --        $   1,423        $   7,950
Cost of revenues                                             7,000                 627            8,010            7,175
                                                         ---------           ---------        ---------        ---------
   Gross profit                                             (6,277)               (627)          (6,587)             775
Operating expenses:
   Depreciation and amortization                            19,204               5,141           46,868           12,885
   General and administrative                              208,780              83,016          415,115          239,567
                                                         ---------           ---------        ---------        ---------
      Total operating expenses                             227,984              88,157          461,983          252,452
                                                         ---------           ---------        ---------        ---------
Loss from discontinued operations before income taxes     (234,261)            (88,784)        (468,570)        (251,677)
Provision for income (tax) benefit                         159,314                              159,314
                                                         ---------           ---------        ---------        ---------
Loss from discontinued operations, net of tax            $ (74,947)          $ (88,784)       $(309,256)       $(251,677)
                                                         =========           =========        =========        =========


      (b)   See Note "Subsequent Events" under Recent Developments above.

Comparison of Results of Continuing Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues. The Company reported total operating revenue from continuing operations of $5,069,320 for the three month period ended September 30, 2005 as compared to $3,190,383 for the three month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, operating revenues from continuing operations increased to $15,224,267 from $9,038,933, respectively. This increase in the three and nine month revenues are mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales of ATMs.

Cost of Revenues. Our total cost of revenues from continuing operations increased from $1,717,850 to $2,866,998 in the three-month periods ended September 30, 2004 and 2005, respectively. During the nine-month periods ended September 30, 2005 and 2004, the cost of revenues from continuing operations increased to $8,594,511 from $4,891,430, respectively. Both the continued growth in our Branded Partners and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the three- and nine-months ending September 30, 2005. Increases in interest rates affects the rental cost of the vault cash used in the ATM's. During the nine month period ending September 30, 2005, the Company has seen increased vault cash costs. The Company can offset this cost with increased branded locations.

Gross Margin. Gross profit from continuing operations as a percentage of revenue for the three-month periods ended September 30, 2005 and 2004 were 43.4%, or $2,202,322, and 46.2%, or $1,472,533, respectively. During the nine-month periods ended September 30, 2005 and 2004, the gross margins from continuing operations increased to $6,629,756 from $4,147,503, respectively. There was a significant increase during 2005 in the number of ATMs in service, with approximately 3,500 in service during 2005 compared to 2,400 ATMs in service during the same three and nine-month periods ending September 30, 2004.

Operating Expenses. Our total operating expenses from continuing operations for the three months ended September 30, 2005 and 2004, were $1,888,537 and $1,193,194, respectively. During the nine-month periods ended September 30, 2005 and 2004, operating expenses from continuing operations increased to $5,333,568 from $3,445,690, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increases in both depreciation and general and administrative costs were due to the acquisitions of ATM merchant contracts during the fourth quarter of 2004.

Income from Continuing Operations. We had income from continuing operations for the three-month period ending September 30, 2005 in the amount of $159,311 as compared to income from continuing operations of $241,143 in the three-month period ending September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, income from continuing operations slightly increased to $868,432 from $860,328, respectively.

Other Income and expense. During the three months ended September 30, 2005 and 2004, there was no other income from continuing operations. During the nine months ended September 30, 2005, other income from continuing operations totaled $1,762 compared to $229,000 for the nine months ended September 30, 2004. Other income during the nine months ended September 30, 2004 included $304,000 from one legal settlement offset by a $75,000 contingent reserve.

Interest Expense, Net. Interest expense, net, from continuing operations increased for the three-month period ending September 30, 2005 to $154,474 from $17,476 for the three-month period ending September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, interest expense, net, from continuing operations increased to $429,518 from $70,228, respectively. The increase was mainly due to fees charged on loans and leases, for purchases of acquisitions and new ATMs, amortized during the three and nine-month periods ended September 30, 2005.

Income from continuing operations before provision for tax. We had net income from continuing operations before taxes of $159,311 for the three months ended September 30, 2005 as compared to net income from continuing operations before taxes of $241,143 for the three-month period ending September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, income from continuing operations before taxes increased to $868,432 from $860,328, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2005 and 2004. This was a result of a net operating loss carry-forward from 2002 of approximately $6,500,000. We have unused operating loss carry forwards which will expire in various periods through 2022


LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of September 30, 2005, the Company had current assets of $3,453,611 and current liabilities of $4,218,119, which results in a negative working capital of $764,508, as compared to current assets of $2,750,511 and current liabilities of $3,849,746 resulting in a negative working capital of 1,099,235 as of December 31, 2004. The ratio of current assets to current liabilities increased to 0.82 at September 30, 2005 from 0.71 at December 31, 2004. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the nine-month periods ending September 30, 2005 and 2004 was $359,209 and 696,162, respectively. Net cash provided by continuing operating activities in the nine-month period ending September 30, 2005 consisted primarily of net income of $868,432, depreciation and amortization of $1,105,074. Increases in operating assets over liabilities amounted to $944,392. The increase in the operating assets were mainly due to higher levels of accounts receivable and other assets by $597,416 and 191,664, respectively, and decreases in accounts payable by $155,312.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. To continue its current business plan and acquisition strategy the Company estimates, it will require approximately $8,500,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases.

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

      o Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of September 30, 2005, Nationwide Money had 105 ATMs funded by Palm Desert with a vault cash outstanding balance of about $3,000,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

      o WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of September 30, 2005, to approximately $20,000,000. The Company is currently using approximately $15,000,0000 of the WSFS line. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

      o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of September 30, 2005 , Nationwide Money had 80 branded partners, which funded over 750 ATMs in 9 states, with about $9.0 million in outstanding vault cash.

As a result of certain factors, our cash provided by continuing operating activities has slightly increased for the nine-month period ending September 30, 2005, compared to the nine-month period ending September 30, 2004. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from continuing operations to approximately $1,029,000 from $920,000, respectively. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Cash Axcess Corp. The cash balance as of September 30, 2005 of $21,082, reflects the usage of cash to invest mainly in ATM equipment during the nine month period, as the cash used for investing was $1,065,107. Net funds provided by financing activities made up $230,157, to apply towards the asset investments.

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

Inflation

Impact of Inflation and Changing Prices. While subject to inflation, we were not impacted by inflation during the past two fiscal years in any material respect. During the current year inflation, mainly through interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash becomes increasingly more due to acquisitions this factor will have a less favorable impact on the Company's income.


Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a security interest in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 21, 2005, Donald Headlund submitted a letter dated September 7, 2005 to Global Axcess Corp (the "Company") pursuant to which he resigned as a Director of the Company.

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to an employee of the Company for a $1.5 million note receivable.

Item 6. Exhibits.

Exhibit   Description

31.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 12, 2005 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GLOBAL AXCESS CORP.

                                     By: /s/ MICHAEL DODAK
                                         ---------------------------------------
                                         Michael Dodak
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of November, 2005.


Signature                        Title
------------------------         ---------------------------
/s/ Michael Dodak
--------------------------
    Michael Dodak                CEO, Chairman

/s/ David Fann
--------------------------
    David Fann                   President, Secretary and Director

/S/ Lock Ireland
--------------------------
    Lock Ireland                 Director

/S/ Robert Landis
--------------------------
    Robert Landis                Director

/s/ Georg Hochwimmer
--------------------------
    Georg Hochwimmer             Director

/S/ Robert Pearson
--------------------------
    Robert Pearson               Director

/S/ David Surette
--------------------------
    David Surette                Chief Financial Officer,
                                  Chief Accounting Officer