Form 10KSB
period 2005-12-31
GLOBAL AXCESS CORP
filed 2006-05-02
CIK 852570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).
       Yes |_|     No |X|

Issuer's Revenues for the fiscal year 2005 were: $19,595,343.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of April 27, 2006 was $17,229,665.

As of April 27, 2006, the Issuer had 21,011,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

                                 TABLE OF CONTENTS                      Page No.

PART  I

  Item  1.    Description of Business                                          4
  Item  2.    Description of Properties                                       18
  Item  3.    Legal Proceedings                                               18
  Item  4.    Submission of Matters to a Vote of Security Holders             18

PART  II

  Item  5.    Market for Common Equity and Related Stockholder Matters        19
  Item  6.    Management's Discussion and Analysis or Plan of Operation       21
  Item  7.    Financial Statements                                            38
  Item  8.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        38

PART  III

  Item  9.    Directors and Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act      39
  Item 10.   Executive Compensation                                           41
  Item 11    Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                            47
  Item 12.   Certain Relationships and Related Transactions                   49
  Item 13.   Exhibits and Reports on Form 8-K                                 51
  Item 14.   Principal Accountants Fees and Services                          52

SIGNATURES                                                                    54

FINANCIAL STATEMENTS                                                           F

FINANCIAL STATEMENT SCHEDULE

EXHIBITS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2006. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of Global Axcess Corp (the "Company") may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any of management's forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

History

Headquartered in Ponte Vedra Beach, Florida, Global Axcess Corp (referred to herein as the "Company", "we", "our" or "us") is a Nevada Corporation organized in 1984. Unless the context otherwise requires, all references to the Company include the Company's subsidiary corporations.

Global Axcess Corp was reorganized in 2001 by principals with backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as one of the nation's leading network-based electronic commerce and financial transaction processing companies. The Company provides services through its automated teller machine ("ATM") network and also provides financial transaction processing. The Company's objective is to expand through the strategic acquisition of profitable ATM portfolios and other related businesses, internal growth and deployment of enhanced non-banking ATM consumer products worldwide. The Company presently does not have definitive acquisition plans.

Recent Developments

Effective April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date.

Effective September 30, 2005, the Company discontinued and sold its Electronic Payment & Transfer Corp. subsidiary.

In October 2005, the Company completed its fourth ATM contract acquisition under which it purchased over 1,500 distributor and merchant location contracts. In addition, to obtain funding for this acquisition, the Company entered into two new financing arrangements. These arrangements, which are more fully described under Item 6, "Recent Developments," include: 1) an amendment with Wachovia Bank, the Company's senior lender, pursuant to which Wachovia Bank agreed to provide a $3,000,000 term loan to the Company, and 2) a securities purchase agreement with CAMOFI Master LDC for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Notes and (ii) stock purchase warrants to purchase 910,000 shares of our common stock.

Effective November 8, 2005, to obtain additional funding for acquisitions and working capital, the Company entered into Subscription Agreements with various accredited investors for the aggregate sale of (i) 1,600,000 shares of common stock and (ii) common stock purchase warrants to purchase 640,000 shares of our common stock. The Company closed this financing transaction, which is more fully described under Item 6, "Recent Developments," on November 8, 2005.

Effective December 31, 2005, we discontinued two operations that did not fit within our strategic plans, thereby ceasing operations of the Company's software development subsidiary, Axcess Technology Corp., and its South African subsidiary, Axcess Technology Corp, SA (Pty) Ltd.

Business Description

As of December 31, 2005, the Company currently owns, manages and operates approximately 5,000 ATMs in its national network, which currently spans 43 states. We provide proprietary ATM branding and processing services for over 75 financial institutions that have approximately 740 branded sites under contract with the Company nationwide. Our processing subsidiary performs over 980,000 financial transactions per month.

Nationwide Money Services, Inc.

Nationwide Money Services, Inc., a wholly owned subsidiary of the Company, is engaged in the business of operating a network of ATMs. The ATMs provide debit and credit cardholders with access to cash, account information and other services at locations and times convenient to the cardholder. Debit and credit cards are principally issued by banks and credit card companies.

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network's ATM to process a transaction. These relationships are provided through the Company's wholly owned subsidiary EFT Integration, Inc. (EFTI) and outsourced processing providers Genpass Technologies, LLC, First Data Retail ATM Services (formerly Core Data Resources), and Columbus Data Services, which have relationships with the following card organizations or networks:

      o     EFTI has a direct  relationship with STAR, a major regional network;
      o     EFTI also processes through CU24 a national credit union network;
      o through third parties, EFTI has relationships with Cirrus and Pulse, the two principal national card organizations; and
      o other card organizations, all of whose members are banks and ATM network operators and/or sponsored by member banks.

We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use our network of ATMs for processing a transaction.

ATMs. We deploy and operate ATMs primarily under the following two programs:

      o Full placement program. Under a full placement arrangement, we own the ATM and are responsible for controlling substantially all aspects of its operation including maintenance, cash management and loading, supplies, signage and telecommunications services. We are generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. We typically use this program for major national and regional merchants.

      o Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through us and the merchant is responsible for most of the operating expenses such as maintenance, cash management and loading, and supplies. We typically provide all transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine.

We attempt to place the ATMs in our full placement program in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:

      o     convenience stores;

      o     combination convenience stores and gas stations;

      o     Supermarkets; and

      o     entertainment facilities

We have found that the primary factors affecting transaction volume at a given ATM are its location within the site and merchandising, such as indoor and outdoor signage, directing consumers to the location. As a result, we seek to maximize the visibility and accessibility of our ATMs, because we believe that once a customer establishes a pattern of using a particular ATM, the customer will generally continue to use that ATM.

Most of our new ATMs feature advanced functionality, diagnostics and ease of use including color displays, personal computer-based operating systems, thermal printing, dial-up and remote monitoring capabilities, and upgrade and capacity-expansion capability. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, dispense coupons and conduct marketing surveys. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances.

ATM Relationships. We purchase our ATMs from Triton Systems and to a lesser extent, from Tranax Corporation. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from Triton Systems, we believe that our relationships with Tranax Corporation are good and that we would be able to purchase the ATMs we require from them if we were no longer able to purchase ATMs from Triton Systems.

Merchant Customers. We have contracts with national and regional merchants and with numerous independent store operators. For 2005, no single merchant accounted for 24% or more of our ATM net sales. The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms for contracts currently in place typically include:

      o     an initial term of at least five-seven years;

      o ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

      o a requirement that the merchant provide a highly visible space for the ATM and signage;

      o protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs; and

      o provisions making the merchant's fee variable depending on the number of ATM transactions and milestones.

New contracts under our merchant-owned or rental arrangements typically include seven year terms with other terms similar to our Full Placement contracts, as well as the following additional terms:

      o provisions imposing an obligation on the merchant to ensure the ATM is operational at all times its store is open to the public; and

      o provisions that require a merchant to use its best efforts to have any purchaser of the merchant's store assume our contract.

EFT Integration, Inc.

EFT Integration, Inc. (EFTI) operates a central processing center from our headquarters in Ponte Vedra Beach, Florida. The processing center is connected to each of EFTI's networked ATMs through dedicated, dial-up communications circuits. The operation of our processing center is critical to the successful operation of our ATM network.

EFTI maintains a "switch" which links, in a compatible manner to our networked ATMs, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch, which consists of a Dell computer system, telecommunications equipment, and Postilion software (purchased from Mosaic Software), and our own proprietary software, enable the electronic exchange of information necessary to conduct transactions at our networked ATMs. Our system has undergone rigorous testing by VISA and MasterCard, has successfully passed a VISA CISP audit, and is currently VISA CISP, VISA Canada AIS, MasterCard SDP, American Express DSOP and Discover DISC compliant for secured transaction processing. EFTI has also passed an audit of Phase I of the SAS 70 Controls and Procedures.

Management believes the Company's current computer system has sufficient capacity to meet our anticipated transaction volume over the next three years and, additionally, to provide for the development of new services being considered by us.

Although the switch translates and makes routing decisions between computers, it does not execute the transactions. Transactions that originate at our networked ATMs are routed by our switch through our processing center to the card organization and card issuer that processes the account records for the particular cardholder's financial institution. In turn, the switch relays reply information and messages from the computer center to the originating terminal.

To protect against power fluctuations or short-term interruptions, the processing center has uninterruptible power supply systems with battery and generator back-up. We believe the processing center's data back-up systems would prevent loss of transaction records due to power failure and permit the orderly shutdown of the switch in the event of an emergency. To provide continued operation in the event of a catastrophic failure, all incoming ATM messages would be re-routed to a third party processor. EFTI has an extensive disaster recovery plan for immediate handling of our ATM transactions in the event of a disaster scenario. The plan, which has been successfully tested by the Company, entails processing, by secured third parties, and use of data facilities in two offsite locations.

Outsource of processing. In late 2005 the Company outsourced payment processing to Genpass Technologies, LLC ("Genpass"). Genpass is a subsidiary of U.S. Bank, N.A. Pursuant to the Agreement, Nationwide Money Services, Inc. ("Nationwide") agreed to engage Genpass to be the exclusive provider of certain electronic funds transfer services, which includes a seven year term for the processing of ATM transactions for Nationwide, a wholly owned subsidiary of the Company.

The Genpass Agreement offers the Company a substantial monetary incentive to transfer ATMs to Genpass. This incentive is an off set of conversion costs incurred by the Company as well as a reimbursement of expenses associated with unwinding contracts associated with the Company's ATM processing switch.

The Genpass Agreement provides the Company with a tiered "pick a tier" pricing structure. When fully implemented, we believe that the Genpass Agreement will lower the Company's ATM processing and sponsorship costs by 38% to 46%.

Additionally, the Genpass Agreement gives the Company access to additional value added services as well as reducing its regulatory burden and costs. The Company also anticipates an increase in interchange revenue as a result of Genpass' more optimal transaction routing tables.

Cash Axcess Corporation (Proprietary) Limited

This wholly owned subsidiary provides the same services as those of Nationwide Money Services, Inc. and operates in South Africa. It began operations in early 2005. We are required to utilize a sponsor bank in order to acquire transactions generated from ATMs. We currently have one sponsor bank, Mercantile Bank, and are in negotiations with two additional banks. Cash Axcess currently sells the Tidel ATM to merchants and brands the ATM with the name of the sponsor bank. Surcharging is not permitted in South Africa. However, a fee is generated from a cash withdrawal that is paid by the customer through his financial institution and collected through the South African Switch "SAS" and remitted to the sponsoring bank. That fee is split between the bank, the owner of the ATM and Cash Axcess. We currently have an exclusive marketing arrangement with Tidel (an ATM manufacturer that is now a wholly owned subsidiary of NCR Corporation) to sell their ATMs in South Africa. This exclusivity is tied to the volume of Tidel ATMs that are purchased annually.

Axcess Technology Corporation

This wholly owned subsidiary was responsible for the development of software for the Company and its subsidiaries. This included the development of core software such as a processing platform for infrastructure software that is utilized to manage our vault cash as well as our database for the daily operation of our ATMs. This company was also responsible for the maintenance and updating of all our software that we developed. We closed this company as of the end of 2005 and all remaining employees have been transferred to other subsidiaries.

Electronic Payment and Transfer Corp.

This was a wholly owned subsidiary that developed and sold debit card solutions to the unbanked population of the U.S. It packaged its product as the EasyGreen Card and sold it as a paycard solution so that unbanked employees could receive their payroll in an electronic form. This company was sold to its management at the end of the third quarter of 2005.

Revenue Sources

Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in many cases, we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

ATM Network Management Services. In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing ATM network management services to banks and other third-party owners of ATMs included in our ATM network. These services include 24-hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases dispatch of field service personnel for necessary service calls, and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

Surcharge Fees. In April 1996, national debit and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge fees would have a material adverse effect on us. See "--Regulatory Matters - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge fees on cash withdrawals on ATMs.

Seasonality. In our ATM operations, we experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.

Recent Developments in Our Business

The Company has increased its "Branded Cash" program through financial institution partners, primarily banks and credit unions, which numbered over 75 as of December 31, 2005. In connection with this program, our financial partners are allowed to brand our ATMs with their name at specific merchant locations. In addition, even though we continue to receive an interchange fee with respect to each cash withdrawal, our financial partners' customers receive surcharge free transactions at these branded locations. Further, our financial partners supply the cash, the cash replenishment, and first-line maintenance at these ATMs at a lower cost to us than we would typically pay for such third-party services.

In 2005,  we  experienced  continued  growth in sales to financial  institutions
(FIs) through expansion of the ATM Branding programs. Net growth of 21% in new financial institutions plus expansion of services in 30% of our 2005 client base added 91 new ATM locations and further reduced costs for an additional 142 existing, previously unbranded ATMs by transitioning the cost of cash and cash management to the Branding FI's.

16 of 17 Branded Cash clients whose contracts were originally set to expire in 2005 renewed their agreements for three to five additional years with no increase in cost to the Company. The lone client who allowed their agreement to expire, after eight years in the program, did so only because of changes in their specific market, and still serve as a reference account for the Company. The popularity and FI confidence in the program substantiates its value to the Company and FIs and we believe should serve to continue its positive momentum for the coming year.

The Company's ATM Outsourcing program for FIs grew by 80% largely due to existing FI clients contracting merchant or Select Employee Group (SEG) locations for placement and management services. This program is expected to more than double again in 2006 as the Company's new or existing partners set out to expand their reach through adding ATMs.

Additionally, the Company's ATM Branding programs have allowed it to acquire an additional $3,000,000 in vault cash from an existing FI partner for use in unbranded ATMs at interest rates tied to the federal funds rate rather than prime interest rates. This amounts to a 50% savings in the cost of those funds and in addition to the direct savings it contributes, it also helps the Company negotiate lower rates with traditional prime based lenders in an environment of rising interest rates.

We have continued to upgrade our ATMs to be Triple DES compliant with the newest
technology,   which  we  believe  will  increase  revenues  through  the  latest deployment technology for onscreen advertising.

The Company is also in discussions with various financial institutions in regards to providing turnkey ATM solutions for their customers. Under this scenario, the Company would provide various services, which would include installation, processing and management of vault cash, maintenance and accounting functions.

On December 15, 2005, the Company, entered into a Distributor ATM Processing Agreement with Genpass Technologies, LLC ("Genpass"). Genpass is a subsidiary of U.S. Bank, N.A. Pursuant to the agreement, the Company agreed to engage Genpass to be the exclusive provider of certain electronic funds transfer services, which includes a seven-year term for the processing of ATM transactions for the Company. This Agreement will enable the Company to materially decrease its processing cost structure going forward.

Breach of contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores. When these events occur, we pursue these customers to continue to utilize our processing services with us or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. The Company lost 176 ATM locations during 2005 as a result of these events. These ATM locations accounted for 3.7% of the Company's total locations and have been replaced with other contracts during the year.

Our ATM Network

General. Our network ATMs are located primarily on the East coast, with a concentration in the 10 states listed below:

   STATE                   NUMBER OF ATMs
   -----                   --------------
     GA                         853
     TX                         697
     NY                         613
     VA                         584
     FL                         481
     NC                         348
     SC                         224
     NM                         208
     MD                         149
     AL                         122

The operation of the network involves the performance of many complementary tasks and services, including principally:

      o     acquiring ATMs to be utilized by us and our customers,

      o selecting ATM locations and entering into leases for access to those locations,

      o in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs,

      o the sale of our Branded Cash services to local and regional banks or credit unions(see "Branded Cash" above),

      o     establishing   relationships   with   national  and  regional   card
            organizations and credit card issuers to promote usage of our network ATMs,

      o operating and maintaining the computer system and related software necessary to process ATM transactions,

      o     processing ATM transactions,

      o supplying ATMs with cash and monitoring cash levels for re-supply, and

      o     managing the collection of fees generated by our network operations.

ATM Locations. We believe that the profitable operation of any ATM is largely dependent upon the ATM's location. Thus, we devote significant effort to selecting locations that we believe will generate high cardholder utilization. Additionally, we believe the availability of attractive sites is a principal factor affecting our ability to achieve further market penetration. We attempt to identify locations where pedestrian traffic is high, people need quick access to cash, and use of the ATM is convenient and secure. In addition, we believe such locations also provide a convenience to the retailer who may wish to avoid the financial exposure and added overhead of offering check-cashing services to their customers. Key target locations for our ATMs include the following:

      o     grocery stores,
      o convenience stores and combination convenience stores and gas stations,
      o     major regional and national retailers,
      o     hotels,
      o     shopping malls,
      o     airports,
      o     colleges,
      o     amusement parks,
      o     sports arenas,
      o     theaters, and
      o     bowling alleys.


Our goal is to secure key locations in advance of our competitors as we believe cardholders generally establish a pattern of continued usage of a particular ATM. Further, we believe such patterned usage will continue unless there are frequent problems with the location, such as a machine being out of service.

We enter into leases for our ATM locations, which generally provide for payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have an initial, five to seven year terms and include various renewable time periods (typically the site owner renews under the lease). We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The lessor generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

Typical ATM Transaction. In a typical ATM transaction processed by us, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to our processing center at EFT Integration or to another third party processing company by dedicated, dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on our network ATMs are the responsibility of the card issuer. We are not liable in the event of an error in dispensing cash if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of 15,616,794 transactions in fiscal 2005 and 7,309,045 transactions on our network in fiscal 2004. As of December 31, 2005, our annual volume run rate was approximately 18,500,000 transactions.

Declining ATM transactions and revenue. During 2005 compared to 2004 the Company experienced a decline in the average number of withdrawals per unit. Average withdrawals per ATM per month decreased by 3.1% for 2005 compared to 2004. The decrease in average monthly withdrawals per ATM was consistent with a similar decline industry-wide. The Company is projecting a similar 4.5% reduction in 2006.

Visa/Plus, which accounted for approximately 14% of our United States ATM transactions during the year ended December 31, 2005, has divided ATM providers into two tiers, and reduced the interchange fees it pays to second tier providers  for  withdrawals  and  balance  inquiries  by $.10  per  transaction, effective October 1, 2005. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to move transactions through networks whose interchange rates are higher than those paid by Visa/Plus, whenever applicable agreements permit. The Cirrus and MasterCard networks implemented a $.05 per transaction ATM Convenience Fee in April 2005. This fee is netted out of interchange dollars paid to us. For the year ended December 31, 2005, approximately 6% of our United States transactions were routed through the Cirrus and MasterCard networks.

Interest Rate Risk. We obtain vault cash under agreements with financial institutions. Vault cash obtained under these programs remains the property of the financial institution, and is not included on our consolidated balance sheet, unless there is a timing difference such that the Company is not able to distribute funds back to financial institutions in time at month-end. When this timing difference exists, the Company includes the vault cash and the vault cash payable on our consolidated balance sheet. During 2004 amounts we accessed each month ranged from $5.5 million to $19.4 million and we paid cash fees totaling $568K for use of the cash. During 2005 the amounts we accessed each month ranged from $17.5 million to $21.4 million and paid a total of $1.34 million in cash fees for use of the cash. Fees that we pay for use of the cash are related to the bank's interest rates. Based on the $19.6 million balance being used as of December 31, 2005, and the cost of the cash increased by 1%, our cost of sales would increase by $196,000 per year.

Increases in interest rates will increase our cost of cash expenses. We have vault cash facilities that are related to variable interest rates. Consequently, a rise in interest rates would increase our operating costs and cost of cash expenses.

Interest Rate Impact. Our average related interest rate paid in cash fees on vault cash for 2004 was 5.09%. During 2005, our monthly average interest rate paid in cash fees increased from 5.38% to 6.97%. Our average cash fees rate paid on vault cash for 2005 was 6.19%. The financial impact of this increase was approximately $237K in additional cost of cash expense.

Axcess Technology Corporation

Effective December 31, 2005, we discontinued two operations that did not fit within our strategic plans, thereby ceasing operations of the Company's software development subsidiary, Axcess Technology Corp., and its South African subsidiary, Axcess Technology Corp, SA (Pty) Ltd as of December 31, 2005.

Electronic Payment & Transfer, Corp.

Effective September 30, 2005, the Company discontinued and sold its Electronic Payment & Transfer Corp. subsidiary.

Acquisition Strategy

The Company believes there may be opportunities to purchase or merge with other ATM deployers. Acquisition targets may include one or more small-to-medium size ATM deployers located in the United States. We believe that, by integrating the operations of multiple ATM deployers with ours, the Company will achieve economies of scale, which may result in increased profit margins for the Company. During the period from February 2004 through December 2005, the Company completed four acquisitions which added more than 3,200 ATM contract locations to our network.

Business Continuity

Global Axcess' business continuity plan includes the following two main components:

      o a plan to ensure the continuous operation of Global Axcess' core transaction processing systems; and

      o a plan to minimize disruption of the remainder of its business functions.

Transaction Processing Systems

The Company maintains Universal Power Systems and diesel generators for back-up power in the event of temporary power outages. In the event of a longer-term business interruption, our Business Continuity Plan directs the process in which all incoming ATM messages are re-routed to the Company's back-up site at SunGard Availability Services (SunGuard), an international leader in business continuity services. The Company's back-up site is located in Carlstadt, New Jersey.

Other Business Functions

The Company has a Business Continuity Plan for the remainder of its business functions consisting of 4 elements: Prevention, Event Management, Event Mitigation, and Event Recovery. The plan addresses events such as vendor service interruption, natural disasters, and issues with our internal systems. In the event of a catastrophic event, the Company also maintains alternate sites for office operations through an arrangement with SunGard. These alternate sites, which are located in Lake Mary, Florida and Atlanta, Georgia, provide immediate access to the technical and office facilities required for failover. In addition, we maintain copies of our software and critical business information off-site.

Competition

The market for the transaction processing and payment services industry and specifically ATM services is highly competitive. Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers and ATM locations. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than ours.

We have identified the following categories of ATM network operators:

      o Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend for many banks is to place ATMs in retail environments in situations when the bank has an existing relationship with the retailer, a practice that may limit the ATM locations available to us.

      o Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

      o Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

      o Companies that have the capability to provide both back-office services and ATM management services.

      o Consolidator networks, such as TRM/E-Funds and Cardtronics/E-Trade, whose operations consist of approximately 22,000 ATMs and 25,000 ATMs, respectively.

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

In April 1996, national debit and credit card organizations changed the rules applicable to their members to permit the imposition of surcharge fees. Since that time, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

ATM Network Technology

Most of the ATMs in our network are manufactured by Triton and Tranax. In addition, we own several other ATM machine brands such as Fujitsu, Greenlink, Tidel, and others. EFT Integration is capable of processing transactions generated by each of these brands of ATMs as well as most other ATM brands such as those manufactured by IBM/Diebold, NCR, Seimens/Nixdorf, and WRG. Due to the wide range of advanced technology available, we are able to supply our customers with state-of-the-art ATMs providing electronic features and reliability through sophisticated diagnostics and self-testing routines. The various machine types perform functions ranging from the basic routines, which include dispensing cash, displaying account information, and providing a receipt to the user, to more sophisticated routines such as dispensing stamps or coupons and providing advertising revenue through the use of monochrome or color monitor graphics. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it in service.

Vault Cash

Currently, we rent cash ("vault cash") for 1,025 of our ATMs through agreements with various banks, which are located throughout the United States. The vault cash is replenished periodically based upon cash withdrawals. In addition, our branded cash partners provide cash for 577 ATMs covered under our Branded Cash program. For the remaining 3,190 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed through EFTI, we do not supply the vault cash. "See MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION - Liquidity and Capital Resources."

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to us including NetBank, Innovus, TRM Corp, IMS and Cardtronics. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

Significant Relationships

We have agreements with Food Lion and Kash n' Karry Stores for whom approximately 696 and 81 ATMs, respectively, have been installed at their locations as of December 31, 2005. Each of these agreements was originally for a five-year period and set to automatically renew on November 28, 2007. However both contracts were extended in September, 2003 to run through April, 2011 and set to automatically renew, unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash n' Karry Stores accounted for approximately 25.6% and 4.1% of our revenues from continuing operations in fiscal year 2005, respectively.

Regulatory Matters

Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation. However, several states in which we currently have no operations have banned companies from imposing such fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. There have been, however, various state and local efforts in the United States to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the
jurisdictions  in  which  we  currently  do  business.   However,  some  states,
particularly Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our net sales. Nevertheless, we cannot guarantee that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM net sales in the United States

Our ATM business is subject to government and industry regulations, which we describe below. This regulatory environment is subject to change and various proposals have been made which, if finalized, could affect our ATM operations. Our failure to comply with existing or future laws and regulations pertaining to our ATM business could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines.

Electronic Funds Transfer Act. The United States Electronic Funds Transfer Act, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs in the United States provide both types of notification.

Americans with Disabilities Act. The American with Disabilities Act ("ADA") currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions that will require our ATMs in the United
States to be more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to process speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own potentially at significant cost to us. This also applies to those merchant-owned ATMs where we are not responsible for upgrade costs. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

Regulation of Transaction Fees. The imposition of fees on ATM transactions in the United States is not currently subject to federal regulation. There have been, however, various state and local efforts in the United States to ban or limit transaction fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business. However, some states, particularly Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our net sales. Nevertheless, we cannot guarantee that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM net sales in the United States.

Anti-fraud Initiatives. Because of reported instances of fraudulent use of ATMs, legislation is pending that would require state or federal licensing and background checks of ATM operators. There are proposals pending in some jurisdictions, including New York and New Jersey, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

Electronic Financial Transactions Network Regulations. Electronic Financial Transactions Networks ("EFTN") has adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in "Triple DES" below, we will need to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in material compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

Triple DES. The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is transmitted to the processing agent during an ATM transaction. Due to concerns over the increased processing power of computers and their potential to decode the DES encryption, MasterCard International and VISA have advised all ATM operators that any ATM using its network must be compliant with the more rigorous and secure Triple Data Encryptions Standard Compliance "Triple DES" standard.

Triple DES uses an enhanced encryption key pad residing in ATMs and point-of-sale terminals that makes it far more difficult for even the fastest computers to determine all the possible algorithmic combinations used to scramble the consumer's personal identification number (PIN). The use of Single DES keys, while effective for decades without any known security breaches by computer hackers, is now thought to be vulnerable to today's faster computer processors.

The nation's largest PIN-based debit network, Star, which is owned by First Data Corp., a company based in Omaha, Nebraska, mandated that after June 30, 2003, all new and replacement ATMs be capable of supporting Triple DES transactions, and that processors such as the Company be Triple DES ready by July 1, 2004. As of December 31, 2003 the Company's processing subsidiary, EFT Integration, has been made ready to process transactions based on Triple DES requirements. MasterCard requires that every new or replaced ATM to be Triple DES compliant by April 1, 2002 and all ATMs that are installed or to be installed must be Triple DES compliant by March 31, 2005. VISA has given the networks until December 31, 2005 to be Triple DES compliant. There has been an industry-wide movement to seek approval from all networks and MasterCard to allow the industry an extension to December 31, 2005; however, that has not fully occurred as of today. The Company, however, has been granted an extension by MasterCard, VISA and STAR for 75% Triple DES compliance by December 31, 2006 and 100% compliance by December 31, 2007. As of February 28, 2006, approximately 50% of the ATMs we own in our United States networks were not equipped with triple DES encryption. We have adopted a policy that any new ATMs that we acquire from a manufacturer must be triple DES compliant. We believe that completion of the triple DES conversion of the ATMs we own in the United States will cost approximately $1.1 million. Because we expect to use our field service network to make the necessary conversions, we believe our ATMs can be compliant with triple DES by the deadline.

All new ATMs that we purchase are Triple DES compliant. A number of solutions have been developed to upgrade legacy ATMs, such as those in our network, from DES to Triple DES. The Company has upgraded 2,301 ATMs to date. Additionally, the Company has plans to upgrade the approximately 860 legacy company-owned ATMs in our network and to work with its merchant customers to upgrade approximately 1,370 merchant-owned legacy ATMs. Our fiscal 2006 capital budget includes approximately $1,100,000 for such upgrades.

Although the Company believes there are solutions available which will allow us to complete the upgrade of our legacy ATMs, we cannot guarantee that such upgrades will be successful. In addition, we cannot state with any degree of certainty that such solutions will be affordable or that financing for these upgrades will be available on terms and conditions acceptable to us at the time needed. In the event we are not successful in upgrading our legacy ATMs, such non-compliant ATMs would be taken out of service, which would have a material adverse impact on our results of operations.

Network Regulations. National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2005, the Company had 66 full time employees working in the following subsidiaries:

Global Axcess Corp                 4
Nationwide Money Services         56
Cash Axcess Corp                   6
                                  --
                                  66

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

ITEM 2.          DESCRIPTION OF PROPERTIES

We do not own any real property. The following table sets forth certain information about our leased properties as of December 31, 2005.

        Location                   Approximate Square Footage                             Use

                                           10,000 sq. ft.        General office use; operations, accounting, software
Ponte Vedra, Florida                                             development, and related administration.

                                            3,600 sq. ft.        General warehouse use, equipment storage, and
West Columbia, South Carolina                                    maintenance operations.

Cape Town, South Africa                     1,800 sq. ft.        General office use, software development.

                                            5,000 sq. ft.        General office and warehouse use, equipment storage, and
Jacksonville, Texas                                              maintenance operations.

Duluth, Georgia                              250 sq. ft.         General office use and administration


In general, all facilities are leased under operating leases and are in good condition.

ITEM 3.     LEGAL PROCEEDINGS

In March 2004, the Company received a claim filed by James Collins, a former employee of Global Axcess Corp. The claim was filed in Superior Court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 450,000 restricted shares and 1,798,500 stock options exercisable at $0.75 per share. The Company believes that this claim is unfounded. The Company's management believes that, while the outcome of this claim cannot be predicted with certainty, this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Except as noted above, management is not aware of any such lawsuits that could have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date at which time our trading symbol changed from "GLXS" to "GAXC". Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC". As of April 12, 2006, there were 21,011,786 shares of the Company's Common Stock ($0.001 par value) issued and outstanding.

We are currently authorized to issue a total of 45,000,000 shares of Common Stock ($0.001 par value), and 5,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.


On April 12, 2006, there were 268 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock (as adjusted for the one-for-five reverse split that occurred on April 28, 2005).

                                                       Price Range
                                                      ------------
                                                        High  Low
                                                      ------  ----
                  Fiscal 2006:
                    First Quarter                     $  1.19   0.76

                  Fiscal 2005:
                    First Quarter                     $  1.85   1.45
                    Second Quarter                       1.60   1.05
                    Third Quarter                        1.67   1.33
                    Fourth Quarter                       1.50   1.05
                    Fiscal Year                          1.85   1.05

                  Fiscal 2004:
                    First Quarter                     $  6.05   2.25
                    Second Quarter                       3.40   2.55
                    Third Quarter                        2.75   1.40
                    Fourth Quarter                       1.85   1.30
                    Fiscal Year                          6.05   1.30


We have not historically declared or paid any dividends on our common stock and we currently plan to retain future earnings to fund the development and growth of our business. The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Securities authorized for issuance under equity compensation plans:

As of December 31, 2005, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

                                                                Number of Securities     Weighted-average     Number of
                                                                to be issued upon        exercise price of    securities
                                                                exercise of              outstanding          remaining available
                                                                outstanding options,     options, warrants    for future issuance
                                                                warrants and rights      and rights           under equity
Plan Category                                                                                                 compensation plans
                                                                                                              (excluding
                                                                                                               securities
                                                                                                               reflected in column
                                                                                                               (a)

Equity compensation plans approved by security holders
     Stock Options                                                       1,933,351             $ 1.43           1,070,277
     Warrants                                                           11,877,060             $ 2.67                  --
Equity compensation plans not approved by security holders                      --                 --                  --
Total                                                                   13,810,411             $ 2.50           1,070,277


Recent Sales of Unregistered Securities

On October 28, 2005, the Company acquired approximately 1,590 automated teller machine ("ATM") processing merchant contracts and ATM placement agreements (collectively, the "Merchant Contracts") and ATMs and ATM related equipment ("Equipment") from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Note 14 to the consolidated financial statements). The Holdback shall be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased. On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant")to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of the Note. In addition, the Company granted the Investor a security interest in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On November 8, 2005, to obtain additional funding of $1,850,000 for acquisitions and working capital, the Company entered into Subscription Agreements (the "Purchase Agreements") with Renaissance U.S. Growth Investment Trust, PLC, BFS US Special Opportunities Trust PLC, Heller Capital Investments, LLC, and Richard Molinsky (the "Investors") on November 8, 2005 for the aggregate sale of (i) 1,600,000 shares of common stock (the "Shares") and (ii) common stock purchase warrants (the "Warrants") to purchase 640,000 shares of our common stock. The Company closed the financing pursuant to the Purchase Agreements on November 8, 2005. The Warrants are exercisable until three years from the date of issuance at an exercise price of $1.75 per share. In the event that the Company's closing bid price is equal to or greater than $2.25 for a period of five consecutive days, then, at the Company's election, the Warrant holder is required to exercise its Warrants within ten days from receipt of an automatic exercise notice from the Company. If the holder fails to exercise its Warrants within ten days from receipt of an automatic exercise notice from the Company, then the Warrants will expire. The Company has agreed to register the Shares and the shares of common stock issuable upon exercise of the Warrants on the next registration statement that the Company files with the Securities and Exchange Commission. The Shares and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are each accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2006. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, which are the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

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

In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing network management services to third parties owning ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

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

The Company's mission is to become a leading global ATM network and services provider through network acquisition. The Company is attempting to position itself to leverage its technology, economies of scale and industry knowledge to capture a larger portion of the non-bank ATM market. Importantly, having both project management and transaction processing allows the Company to successfully compete in its industry. Most competitors do not have this vertical capability. When coupled with third-party products, the Company will be in a position to increase the financial services offered by the ATM. These future financial and digital-based products will be targeted towards the traditional ATM customer (domestically,15% of the working population do not use traditional bank services/checking accounts), as well as potential new ATM customers. These products are intended to give the Company a competitive edge in both product offerings and higher margin revenues, and to draw ATM companies to its acquisition strategy. Although the Company has historically focused its operations mainly in the Eastern region of the United States of America, the Company has commenced expansion of its operations throughout the United States of America.

Recent Developments

      (a) On October 28, 2005, the Company acquired approximately 1,590 automated teller machine ("ATM") processing merchant contracts and ATM placement agreements (collectively, the "Merchant Contracts") and ATMs and ATM related equipment ("Equipment") from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Note 14 to the audited, consolidated financial statements). The Holdback shall be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased.

      (b) On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see (a) above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest commencing in November 2005. All outstanding principal and interest is payable in full in October 2010. The interest rate in connection with the Wachovia Note is prime + 1%. The Company has entered into an interest rate swap related to the note. The swap exchanges the variable rate at prime + 1% for a fixed rate of 9%. In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. At the closing of the Wachovia Note, the Company became obligated on $3,000,000 in notes issued to Wachovia. The Wachovia Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

      (c) On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see (a) and (b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinate to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

      (d) During October 2005, a lawsuit previously filed by the Company to have 750,000 shares of our common stock and 500,000 common stock purchase warrants returned and cancelled was finalized in favor of the Company.

      (e) The Company completed a private placement on November 8, 2005, primarily with institutional investors. The offering was priced at $6.25 per Unit. Each Unit is comprised of 5 shares of common stock and 40% common stock purchase warrants. The terms of the private offering, which netted cash proceeds of $1,850,000, required the Company to issue 1,600,000 shares of common stock and 640,000 common stock purchase warrants (Warrants). The Warrants are exercisable at a price of $1.75.

      (f) Effective December 31, 2005, we discontinued two operations that did not fit within our strategic plans, thereby ceasing operations of the Company's software development subsidiary, Axcess Technology Corporation, and its South African subsidiary, Axcess Technology Corporation, SA (Pty) Ltd, as of December 31, 2005.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004

Revenues. Our revenues from continuing operations increased 41% to $19,595,343 for the fiscal year ended December 31, 2005 ("fiscal 2005") from $13,900,000 for the fiscal year ended December 31, 2004 ("fiscal 2004"). This increase is due to a number of factors, but is mainly due to two main factors:

      o added revenue generated from the three acquisitions during fiscal 2004 and one acquisition during fiscal 2005;
      o     and from internal growth with increased locations.

Cost of Revenues. Our total cost of revenues from continuing operations increased by approximately 41% to $11,550,747 in fiscal 2005 from $8,196,684 in fiscal 2004. Total cost of revenue from continuing operations was approximately 59% in fiscal 2005 and 59% in fiscal 2004. The principal components of cost of revenues are cost of cash, cash replenishment, maintenance, producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates and ATM site rentals. The overall increase in cost of revenues from continuing operations is directly attributable to the increase in revenues from continuing operations.

Gross Margin. Gross profit from continuing operations as a percentage of revenues was approximately 41% in each of the two years ended December 31, 2005 and 2004.

Operating Expenses. Our total operating expenses from continuing operations increased to $7,125,580, or approximately 36% of revenue, in fiscal 2005 from $4,516,375, or almost 33% of revenue, in fiscal 2004. The principal components of operating expenses are general and administrative expenses such as professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization.

Selling, General and Administrative (SG&A) Expenses. Our total SG&A expenses from continuing operations increased to $5,668,584 in fiscal 2005 from $3,407,463 in fiscal 2004. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in our operating revenues resulting from the acquisitions we completed in the 4th quarter of 2004 and, also, in 2005. Additionally, we incurred in excess of $270,000 of audit and audit related fees, increased compensation expenses and higher travel expenses as compared to 2004.

Depreciation and Amortization. Depreciation and amortization from continuing operations increased in fiscal 2005 to $1,456,996 from $1,108,912 in fiscal 2004. This increase in depreciation and amortization expense was due to the following factors:

      o An increase in ATM equipment and developed software in 2005, whereby fixed assets net, have increased from $4,745,975 in fiscal year 2004 to $7,280,199 in fiscal year 2005; and
      o An increase in amortization specific to the merchant contracts we purchased during fiscal year 2004 for which a full year's amortization expense was recorded during 2005.

The Company amortized $454,177 and $146,879 of developed software in fiscal years 2005 and 2004, respectively.

See Financial Statement Footnotes #2 Significant Account Policies and #8 Intangible Assets, regarding the amortization of intangible merchant contracts.

Interest Expense. Interest expense from continuing operations increased to $524,574, or 2.7% of revenue, for the fiscal year ended December 31, 2005 compared to $188,212, or 1.4% of revenue, in fiscal 2004. This was primarily due to the significant increase in our senior lender's loans and notes needed to complete our various acquisitions during 2004 and 2005 as well as the increase in capital lease purchases. Such notes payable were $7,177,111 at December 31, 2005 compared to $1,593,750 at December 31, 2004. In addition, our capital lease obligations, increased from $1,168,436 at December 31, 2004 to $2,880,307 at December 31, 2005.

Other Income/Expense. In fiscal year 2004, we completed a one-time settlement resulting in our receipt of approximately $304,000 of Global Axcess Corp stock, which was returned and cancelled by the Company. This was offset by increased contingent reserves of $55,000 in fiscal year 2004. In 2005, $43,000 of other income/expense relates to a $43,000 reserve on Note Receivable (see Footnote 9)

Income from Continuing Operations before Taxes. We had income from continuing operations before income taxes of $353,717 during the fiscal year ended December 31, 2005 compared to $1,247,730 for the fiscal year ended December 31, 2004 as a result of the factors discussed above.

Discontinued Operations. Discontinued operations, resulting from the disposal and ceased operations of two subsidiaries during fiscal years 2005 and 2004 were losses from operations of $867,144 and 646,136, respectively.

Income Tax Expense. The Company has only been able to utilize approximately $546,000 of its Net Operating Loss Carryforward (NOL) against taxable income in fiscal year 2005 and none in fiscal year 2004, of the approximately $9.8 million available. The NOL is due to expire during fiscal years 2008-2021. The income tax (expense)/benefit decreased to an expense of $209,418 from a benefit of $538,295 for continuing operations, for fiscal years 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. During fiscal 2005, we funded our operations and investment activities through operating and financing activities. Net cash provided by continuing operations amounted to $2,363,226 and net cash used by discontinued operations was $832,508. In addition, net cash of $7,679,084 was used in investing activities, primarily to acquire merchant contracts and fixed assets. Net cash provided by financing activities amounted to $8,009,662. As of December 31, 2005, the Company had current assets of $5,080,531 and current liabilities of $6,049,071, which results in negative working capital of $968,540. This compares to a working capital deficit of $1,099,234 that existed at December 31, 2004. Despite the negative working capital, we believe we have sufficient working capital to meet our current obligations during 2006. However, we do anticipate the need to raise additional equity or debt financing to meet our capital needs, which include the $2,000,000 needed to upgrade our existing ATMs to the new Triple DES standard, and to expand our business during 2006.

Additional Funding Sources

During fiscal 2005, we entered into new financing arrangements to fund acquisitions and, additionally, we raised cash through the sale of common stock to various private investors thereby obtaining additional funds for expansion and to meet our working capital needs (see "Recent Developments" above).

In order to fulfill our business plan, which includes expanding our business primarily through strategic acquisitions, the Company will require additional funding. Thus, we are continuing to pursue sources of financing to meet our capital needs during 2006. Historically, the Company has relied primarily upon institutional investors for this purpose. Of the approximately $10,000,000 total raised in equity financing during the years ended December 31, 2005 and 2004, the majority was funded by institutions. We cannot state with any degree of certainty that additional institutional funding will be available to the Company.

In addition to those amounts realized during 2005 and 2004 from four private placements, additional funds may become available from the callable sections of warrants attached to the common stock sold in these offerings should the Company meet certain criteria. We cannot guarantee that this will happen. In the first quarter of fiscal year 2004, we exercised one call, which netted approximately $2,000,000 in proceeds to the Company, on warrants that were attached to one of the private placement transactions completed in 2004.

Our ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of ATM markets, the availability of alternative investment opportunities, and the Company's past financial performance.

We are continuing our efforts to raise additional capital through equity and/or debt financings. We estimate the Company will require approximately $2,000,000 in additional working capital to meet its needs during 2006 for such items as new installations and updated ATMs. These needs are currently being met by lease credit facilities with several leasing companies.

In addition, the Company will require significant additional financing in the future in order to satisfy its acquisition plan. The Company intends to raise additional capital through debt and equity financings to fund its continued growth. The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until new financing can be obtained.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. In general, the Company rents vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by, the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day's withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements.

      o Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. As of December 31, 2005, the Company had 87 ATMs funded by Palm Desert with a vault cash outstanding balance of about $1,800,000.

      o WSFS. Beginning in September, 2004 the Company has an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. As of December 31, 2005, the Company had 622 ATMs with a vault cash outstanding balance of approximately $12,500,000 in connection with this arrangement.

      o Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of December 31, 2005, Nationwide Money had 44 branded financial partners, which funded 577 ATMs, with about $11.0 million in outstanding vault cash.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 12, 13, 14, 15 and 17 to our consolidated financial statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.

We anticipate that our capital expenditures for fiscal 2006 will total approximately $2,000,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs. We lease our ATMs under capital lease agreements that expire by the end of 2010 and provide for lease payments at interest rates averaging approximately 11.0% per annum. In 2005, we acquired approximately $1,169,020 of new lease financing for ATMs. See Note 15 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

                                                   Total        Less than 1 year     1-2 Years       2-9 Years
Notes payable- related parties (*)             $ 1,970,201          $ 137,110       $ 137,110       $1,695,981
Notes payable (*)                                  156,700            118,325          38,375                -
Senior lender notes (*)                         10,204,939          2,329,013       1,222,625        6,653,301
Capital lease obligations (*)                    3,329,026          1,197,058       1,059,359        1,072,609
Operating leases                                   797,892            276,603         233,674          287,615

                                         ----------------------------------------------------------------------
Total contractual cash obligations            $ 16,458,758        $ 4,058,109     $ 2,691,143       $9,709,506
                                         ======================================================================

(*) Includes interest in future periods

Inflation

Impact of Inflation and Changing Prices. During 2005, our results of operations were impacted by increasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses. We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheet, unless there is a timing difference such that the Company is not able to distribute funds back to financial institutions in time at month-end. When this timing difference exists, the Company includes the vault cash and the vault cash payable on our consolidated balance sheet. During 2004, amounts we accessed each month ranged from $5.5 million to $19.4 million and we paid cash fees totaling approximately $0.6 million for use of the cash. During 2005, the amounts we accessed each month ranged from $17.5 million to $21.4 million and we paid a total of approximately $1.3 million in cash fees for use of the cash. Such fees are related to the bank's interest rates. If such rates were to increase by 100 basis points, our net revenues would decline by $0.2 million on a pre-tax basis. Decreased interest rates will have an opposite effect to net revenues.

Interest Rate Impact. We paid an average interest rate of 5.09% for our vault cash fees in 2004 compared to an average interest rate of 6.19% in 2005. Specific to this increase in interest rates, our net revenues declined in 2005 by approximately $0.2 million on a pre-tax basis.

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

Revenue Recognition Policies. We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives and has earned based on their contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a commission all monies paid to the owners of the ATMs. Where the Company provided only processing services through its wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

Processing fees are earned by EFT Integration, a wholly owned subsidiary of the Company, for the switching of transactions between the ATMs and the cardholders bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at the time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged and recognized monthly to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.

The Company recognizes revenue on breached contracts when cash is received

Allowance of Uncollectible Accounts Receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Equipment. ATM and computer equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment.
Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

Stock-based compensation. The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after October 1, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and
(b) based on SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or 2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption. We plan to adopt SFAS 123(R) as permitted under the modified prospective method.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions". Earlier guidance had been based on the principle that exchanges of non-monetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for non-monetary exchanges with a general exception for all exchanges of non-monetary assets that do not have commercial and economic substance. A non-monetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.

Risk Factors

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

      o     Default Under our Credit Agreements

            The Company has met all covenants under its senior debt covenants during the first three interim periods of fiscal year 2005. The Company has received a waiver of certain covenants from its senior lender during the 4th quarter of 2005. There were no other covenants under debt agreements with lenders that were not met.

      o Our sales depend on transaction fees from our networks of ATMs. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.

      o Transaction fees for our network of ATMs produce substantially all of our sales. Consequently, our future operating results will depend on both transaction volume and the amount of the transaction fees we receive. Our transaction volume and fees will depend principally upon:

            o our ability to find replacement sites in the event of merchant turnover;

            o competition, which can result in over-served markets, pressure both to reduce existing fee structures and increase sales discounts to merchants and reduced opportunities to secure merchant or other placements of our machines;

            o our ability to service, maintain and repair ATMs in our network promptly and efficiently;

            o     continued market acceptance of our services; and

            o     government regulation and network adjustment of our fees.

      o Changes in laws or card association rules affecting our ability to impose surcharge fees and continued customer willingness to pay surcharge fees;

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

      o Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates;

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

Changes in technology could reduce use of ATMs and, as a result, reduce our sales.

New technology in the ATM industries may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense, as was, and will be, the case with respect to the upgrade of our ATMs to meet Europay, MasterCard, Visa Smart Card ("EMV") and triple DES requirements. A failure to either replace or upgrade obsolete machines could result in customers using other ATMs that have newer technology, thereby reducing our sales and reducing or eliminating our operating margins.

The ATM markets are highly competitive, which could limit our growth or reduce our sales.

Persons seeking ATMs have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as ours. Some of our competitors offer services directly comparable to ours. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share. In addition, the majority of these competitors are larger, more established and have greater financial, technical, and marketing resources, greater name recognition, and a larger installed customer base than we do. This competition could prevent us from obtaining or maintaining desirable locations for our machines, reduce the use of our machines, and limit or reduce the transaction fees we can charge or require us to increase our merchants' share of those fees which could cause our profits to decline. The occurrence of any of these factors could limit our growth or reduce our sales.

Our failure to achieve and maintain adequate internal controls, in an industry that is relatively new and complex, could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price.

During the course of the evaluation of our internal controls for the second and third interim periods during fiscal year 2005, we have identified material weaknesses in our internal control over financial reporting. For a discussion of these weaknesses and the steps we have taken and expect to take to remedy these weaknesses, see Item 9A - "Controls and Procedures." Failure to achieve and maintain an effective internal control environment could result in a loss of investor confidence regarding the accuracy and completeness of our financial reports. Moreover, effective internal control is necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal control, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly, and we may be unable to implement our intent to refinance our Wachovia credit facility or otherwise obtain equity or debt financing.

The ATM business is and can be expected to remain highly competitive. While our principal competition comes from national and regional banks, we are also experiencing increased competition from independent ATM companies. All of these competitors offer services similar to or substantially the same as those services offered us. We expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. In addition, the majority of these competitors are larger, more established and have greater financial, technical, and marketing resources, greater name recognition, and a larger installed customer base than we do. Such competition could prevent us from obtaining or maintaining desirable locations for our machines or could cause us to reduce user fees generated by our ATMs, which could cause our profits to decline.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. Our future revenue growth in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected.

In addition to our current competitors, we expect substantial competition from established and new companies. We cannot assure you that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

We may be unable to successfully integrate our ATM acquisitions with our operations and to realize all of the anticipated benefits of those acquisitions.

An acquisition of any significant ATM network involves the integration of two operations that previously have operated independently, which can be a complex, costly and time-consuming process. The difficulties of combining the operations include, among other things:

      o     operating a larger combined company;

      o the necessity of coordinating disparate organizations, systems and facilities;

      o     retaining merchant participants in the acquired network; and

      o     consolidating    corporate   and   administrative    functions   and
            implementing cost savings.

As a result of four acquisitions from February 2004 through the end of 2005, our ATM networks have grown from an average of 1,100 transacting ATMs in January of 2004 to an average of 5,000 transacting ATMs in 2005 materially increasing our integration risk. Moreover, since the ATM contracts we purchased from the various previous owners have terms expiring within the next five years, the potential for merchant participants in those networks to leave is greater than with our pre-acquisition ATM networks.

The process of combining an acquired network with ours could cause an interruption in our business and, possibly, the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the acquisition and the integration of an acquired network with ours could harm our combined business, results of operations, financial condition or prospects after the acquisition.

If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. When this occurs, we pursue these customers to remain processing with us or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. If a substantial number of merchant-owned ATM customers end their relationships with us, it could cause a reduction in our ATM sales.

Increases in interest rates will increase our expenses.

We have credit and vault cash facilities that carry variable interest rates. Consequently, a rise in interest rates would increase our operating costs and expenses.

Our  ATM  business   operates  in  a  changing  and   unpredictable   regulatory
environment.

ATM withdrawal transactions involve the electronic transfer of funds through Electronic Financial Transactions Networks (EFTNs). The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our full placement ATMs and the principal source of ATM revenue for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. In South Africa, ATM owners receive a fee similar to interchange fees. In addition, if existing regulations are made more restrictive or new regulations are enacted, we may incur significant expense to comply with them.

Because of reported instances of fraudulent use of ATMs, legislation is pending that would require state or federal licensing and background checks of ATM operators. There are proposals pending in some jurisdictions, including New York and New Jersey, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service.

The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is sent to an ATM processing agent during an ATM transaction. As we discuss in "Business -- Government and Industry Regulation," due to security concerns, MasterCard International, one of the largest EFTNs in the United States has required that ATMs using their networks be compliant with a new DES, known as "triple DES." Compliance is required by December 31, 2006 for MasterCard International. As of December 31, 2005 approximately 50% of the ATMs we own in our networks for the U.S. were not equipped with triple DES encryption. We believe that the remaining cost of upgrading the ATMs we own, as well as merchant-owned ATMs where we have or will assume upgrade costs, to comply with triple DES will be approximately $1.1 million in the United States.

The Americans  with  Disabilities  Act, or ADA,  currently  includes  provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to possess speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant expense to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

If ATMs in our network are not compliant with triple DES, EMV and any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we may have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during the period of time necessary to become compliant.

If we, our transaction processors, our EFTNs or our other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. Additionally, if we cause any such interruption, we could lose the affected merchants or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We rely on EFTNs and transaction processors; if we cannot renew our agreements with them, if they are unable to perform their services effectively or if they decrease the level of the transaction fees we receive, it could harm our business.

We rely on several EFTNs and transaction processors to provide card authorization, data capture and settlement services to us and our merchant customers. Any inability on our part to renew our agreements with these or similar service providers or their failure to provide their services efficiently and effectively may damage our relationships with our merchants and may permit those merchants to terminate their agreements with us.

Our ATM net sales depend to a significant extent upon the transaction fees we receive through EFTNs. If one or more of the EFTNs in which we participate reduces the transaction fees it pays us, and we are unable to route transactions to other EFTNs to replace them, our ATM net sales would be reduced. For example, Visa/Plus, which accounted for approximately 14% of our United States ATM transactions during the year ended December 31, 2005, has divided ATM providers into two tiers, and reduced the interchange fees it pays to second tier providers for withdrawals and balance inquiries by $.10 per transaction, effective October 1, 2005. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to, whenever possible, move transactions through EFTNs whose interchange rates are higher than those paid by the Visa/Plus EFTN.

The Cirrus and MasterCard networks implemented a $.05 per transaction ATM Convenience Fee in April 2005. This fee is netted out of interchange dollars paid to us. For the year ended December 31, 2005, approximately 6% of our United States transactions routed through the Cirrus and MasterCard networks.

We experienced insignificant amounts of theft losses in our ATM operations in 2005. If these losses were to increase significantly, our results of operations would be harmed.

During 2005, our ATM operations had little impact in un-reimbursed theft losses. The Company insures all ATMs and cash within the ATMs with certain deductible levels for each.

Risks Relating to Our Common Stock We do not plan to pay dividends on our common stock.

We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with Wachovia Bank, are prohibited from doing so.

If any of these risk factors occur adversely to the Company they may have a negative impact to our future results.

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

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data may not be a good indicator of our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

The termination of our contract with our major customer could negatively impact our results of operations and may result in a significant impact to revenues.

In November 2001, we entered into new contracts with Food Lion and an affiliated company, Kash n' Karry. Such contracts replaced a prior agreement we had with Food Lion that had expired in September 2001. The new contracts were for a five-year term and included approximately 550 sites then operating plus an additional 400 sites that we began servicing in September 2001. During fiscal year 2003, we renegotiated these contracts to extend the term to April 2011 and have in service approximately 779 ATM sites. The sites maintained by Food Lion and Kash n' Karry constitute approximately 18% of our total sites and 25% of our total ongoing revenues. Historically, these sites have generated average revenue per site in excess of other sites. The loss of or any further reduction in business from this major customer could have a material adverse impact on our working capital and future results of operations.

The continued growth and acceptance of debit cards as a means of payment could negatively impact our results of operations.

The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs and may adversely affect our revenues from surcharge fees. A continued increase in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

Other Factors

Any regulation or elimination of surcharge or interchange fees could have a material adverse impact on our results of operations.

There have been various efforts by both consumer groups and various legislators to eliminate surcharge fees, which comprised $10.2 million, or 51.8%, of our revenue from continuing operations in 2005. In the event that surcharge fees are eliminated, the revenue generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and future results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe, although we cannot guarantee, that the industry will respond by increasing surcharge fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through via an increase in surcharge fees, the elimination of interchange fees would have a material adverse impact on our working capital and future results of operations.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks and independent sales organizations may adversely affect our business, financial condition and results of operations.

Currently, the banking industry is consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

      o     current and potential customers;

      o market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' products and services; and

      o revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

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

We may be unable to protect our intellectual property rights, which could have a negative impact on our results of operations

Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection, and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some features of our newer products. We may find it necessary to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related business processes, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent our use of certain of our products, services or technologies.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements required by this item are incorporated herein by reference to the financial statements beginning on Page F-1 immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2005, Global Axcess Corp notified Weinberg & Company, P.A. ("Weinberg"), its Independent Registered Public Accounting Firm, that it was dismissing its services, effective as of that date. Further, on June 23, 2005, the Company engaged Kirkland, Russ, Murphy & Tapp, P.A. ("KRMT") as its Independent Registered Public Accounting Firm. This decision to engage KRMT was taken upon the unanimous approval of the Board of Directors of the Company.

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

During the two most recent fiscal years, the Company has not consulted with KRMT regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that KRMT concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company requested that Weinberg furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of this letter was filed as Exhibit 16.1 to the Company's Form 8-K/A1, which was filed with the Securities and Exchange Commission on June 29, 2005.

                                    PART III

Item 9A.    CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

We identified deficiencies in our internal controls and disclosure controls related to the accounting for revenue, depreciation and software development costs. Specifically, the identified deficiencies involved the ineffective controls over (i) revenue recognition, (ii) accounting for depreciation and
(iii) accounting for internally developed software.

As a result of the identification of the misapplication of US GAAP rules, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses

We have formulated a program to remedy the material weaknesses identified above. In the first phase of the program, already completed as of March 31, 2006, we have hired a Controller and a Senior Accountant to augment our accounting, financial reporting and financial control function in our finance department.

In the second phase of the program, we expect to increase our auditor's review work quarterly, as well as, increase the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we plan to implement the following remediation measures relating to the identified material weaknesses:

1. Ineffective controls over revenue recognition. Our remediation measures relating to revenue recognition includes a review by management of revenue items other than normal fees earned such as surcharge and interchange including a regular review of the accounts receivable aging.

2. Ineffective controls over depreciation.

Subsequent to the errors that resulted in audit adjustments, the Company has set up a tracking system to follow the final production periods when software is completed and will include a review by management of depreciable items. Also the Company has ceased its software development subsidiaries as of December 31, 2005 and does not plan to change any software depreciation.

3. Ineffective controls over internally developed software.

The Company has set up a tracking system to follow the development, testing, implementation and final production periods when the software is completed and will include a review by management of internally developed items.

We plan to complete our remediation program during the second and third quarters of fiscal 2006. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2005 are as follows:

Name                   Age                 Positions
-------------          ---  -------------------------------------------
Michael Dodak           59        C.E.O. and Chairman
-------------          ---  -------------------------------------------
David Fann              51        President and Director
-------------          ---  -------------------------------------------
David  J. Surette       46        CFO and CAO
-------------          ---  -------------------------------------------
Robert Colabrese        50        Executive Vice-President of Sales
------------           ---  -------------------------------------------
George McQuain          50        CEO and COO of Nationwide Money Services, Inc.
------------           ---  -------------------------------------------
Lock Ireland            62        Director
------------           ---  -------------------------------------------
Robert Landis           46        Director
------------           ---  -------------------------------------------
Joseph M. Loughry, III  60        Director
------------           ---  -------------------------------------------
Robert Pearson          70        Director
------------           ---  -------------------------------------------
Alan Rossiter           60        Director
------------           ---  -------------------------------------------

The following is a brief description of each officer and director listed above:

Michael J. Dodak, Chairman of the Board and Chief Executive Officer

Mr. Dodak has served as CEO and Chairman of the Board of Global Axcess Corp since October 2001. Prior to joining the Company, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation in June 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In June 1997 he was promoted to CEO. Prior to joining Nationwide, Mr. Dodak founded and served as Chief Financial Officer to several companies including an alternative energy company, a medical supply company and a for profit chain of schools. Earlier, he was a Senior Financial Analyst for Litton Industries and served as regional controller for Damon Corporation, a large provider of clinical lab services. He has Bachelor of Arts and MBA degrees from the University of California Los Angeles. Mr. Dodak is responsible for the day-to-day operations of the Company.

David A. Fann, President and Director

Mr. Fann has served as President and Director of the Company since January of 2002. Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. Mr. Fann has also served as Vice President of Sales and Marketing for Quadraplex, Inc., a video network company. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company from January 1993 through January 1995. From January 1987 through December 1992 he served as Operations Officer for Networks, Inc.

David J. Surette, Chief Financial Officer and Chief Accounting Officer

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

Mr. Surette is responsible for: financing the operations of the Company and its subsidiaries; financing the acquisitions and internal growth of the Company; strategic, legal and risk analysis for the Company; and SEC filings of the Company.

Robert Colabrese, Executive Vice President of Sales

Mr. Colabrese, with more than 20 years of industry experience, joined NMS in 1996 as Vice President of Operations and was instrumental in building the cost effective ATM installation, management, and customer service process NMS operates under today. In 1999 he founded and was named President of EFT Integration, Inc. where he created an innovative, forward thinking, state of the art processing platform from the ground up. Prior to joining NMS, Mr. Colabrese served in various management positions supporting and developing ATM software and technical services for Mellon Bank NA. Mr. Colabrese received his Associates degree in Specialized Electronics Technology from Penn Technical Institute in Pittsburgh, Pennsylvania. Mr. Colabrese is married and has three children.

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

Lock Ireland, Director

Presently, Mr. Ireland serves as a Consultant and Director for Resource Corporate Management, Inc. (RCMI), a company he led as President and CEO from 1994 through 2002. RCMI is engaged in marketing cost-efficient correspondent banking services to community banks via Banker's Banks across the United States. From 1987 through 1999, Mr. Ireland was President of Resource Bancshares, while simultaneously serving terms as Vice Chairman of Republic National Bank in Columbia, South Carolina (1987-1995) and as President and CEO of 1st Performance Bank in Jacksonville, Florida (1990-1994). In 1999, Mr. Ireland led an employee buy-out of Resource Bancshares Corporation. Beginning his career in 1969 as a bank examiner for Federal Reserve Bank in Dallas, Texas, Mr. Ireland spent the next 16 years serving in various positions and served as Executive Vice President and COO of Bankers Trust of South Carolina for the last three years. Mr. Ireland holds a Bachelor of Arts degree in Economics from North Carolina State University.

Robert Landis, Director

Robert Landis is currently the Chairman, Chief Financial Officer and Treasurer of Comprehensive Care Corporation, a publicly traded company located in Tampa, Florida. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings for the company. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., as its Treasurer from 1983-1998. Mr. Landis was with two accounting firms from 1981-1983, the first was Price Waterhouse and the second was Irwin Shapiro Accountancy Corp. Robert brings strong financial, operational and SEC experience to the Company, and is part of the Audit Review Committee for the Company.

Joseph M. Loughry, III, Director

Joseph M. Loughry, III, age 60, from 2000 through 2003, Mr. Loughry served as the President, CEO and a director of HTE, Inc., a software company that was listed on NASDAQ. Prior to 2000, Mr. Loughry served as the President and CEO of QuestPoint Holdings, Inc. since 1992. Mr. Loughry graduated from the University of Maryland - College Park in 1967 with a BS in Business Administration.

Robert Pearson, Director

Mr.  Pearson  joined  RENN  Group in April 1997 and is Senior  Vice-President  -
Investments. Mr. Pearson brings more than thirty years of experience to RENN Group's corporate finance function. From 1994 to 1997, Mr. Pearson was an independent financial management consultant. From 1990 to 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with more than $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1986, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice-President - Controller and Vice-President - Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is a director of eOriginal, Inc., CaminoSoft Corp., Laserscope, Simtek Corporation, and Advanced Power Technologies, Inc.

Alan W. Rossiter, Director

Alan W. Rossiter, age 60, since 1996 has served as the President and CEO of Enterprise North Florida Corporation, which provides emerging technology companies with extensive business, technical and financial services. Mr. Rossiter served for 20 years with the United States Navy in various capacities including Aviation Maintenance Officer for the United States Pacific Fleet and Director of Naval Aviation Logistics Management at the Naval Air Systems Command in Washington, D.C. during Operation Desert Storm. Mr. Rossiter received a Bachelors degree in History from Denison University in 1967, graduated from the Naval Aviation Candidate School at Pensacola, Florida in 1969 and graduated from National University of San Diego with a Masters of Business Administration in Financial Management and Information Systems in 1983.

The Board of Directors has established a Compensation Committee and an Audit Committee.

Compensation Committee
The Compensation Committee consists of Lock Ireland, who serves as Chairman of this committee, Robert Landis, and Alan Rossiter. The Compensation Committee met twice during fiscal 2005. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

Audit Committee
The Audit Committee consists of Lock Ireland, Robert Landis, and Joseph M. Loughry III. The Board of Directors has determined that Mr. Landis, who serves as Chairman of the Audit Committee, qualifies as an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission. The Audit Committee met four times in fiscal year 2005. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and
(3) reviewing the independence of the auditors. The Board has determined that each of Messrs. Ireland, Landis, and Loughry meet the independence standards established by the National Association of Securities Dealers.

Nominating & Corporate Governance Committee

The primary  function of the Nominating & Corporate  Governance  Committee is to
(a) identify individuals qualified to become members of the Board, (b) approve and recommend to the Board director candidates, (c) develop, recommend to the Board and update as necessary corporate governance principles and policies, applicable to the Company, and (d) monitor compliance with such principles and policies.

In 2005, the Board met seven times. The Board adopted various resolutions pursuant to thirteen (13) unanimous written consents in lieu of a meeting adopted during the year ended December 31, 2005. Each of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

During 2005, there were five non-employee and two employee directors. The Board held seven meetings in person or by telephone. In addition, the Board of Directors took action by written consent on thirteen (13) occasions. No Director received cash compensation for his service as director during fiscal 2005. Each non-employee director is compensated with stock options in accordance with the terms of the Company's Stock Option Plan. Such plan provides for an initial grant of 10,000 stock options upon acceptance to the Board and an additional 10,000 stock options after 6 months of service as director. Additionally, annual grants of 10,000 stock options are awarded for each year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committee(s) thereof.

During 2005, a total of 140,000 stock options were granted to non-employee directors as follows:

Director                                     Number of Options
--------                                     -----------------
Ireland, Lock                                      60,000 (1)
Landis, Robert                                     10,000
Loughry, Joseph                                    20,000
Pearson, Robert                                    20,000
Rossiter, Alan                                     20,000
Hochwimmer, Georg                                  10,000
-----------
(1) This Director received 50,000 additional options for business development assistance.

Corporate Governance

The role of the Board of Directors (the "Board")of Global Axcess Corp is to oversee the business and affairs of the Company for the benefit of its stockholders. In addition, the Board considers the interests of its other interested parties, including its employees, customers, suppliers, creditors and the communities in which the Company does business. The Board has adopted corporate governance guidelines, as well as committee charters, to provide a framework for the functioning of the Board and Board Committees.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2005 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeds $100,000 in the fiscal year ended December 31, 2005.

                                            Annual Compensation        Long Term Awards
Name and Principal Position       Year     Salary ($)      Bonus ($)   Securities Underlying Options

Michael Dodak                     2005       $275,000      $12,185       --
CEO and Chairman                  2004       $275,000      $15,000       --      (1)
                                  2003       $220,000      $50,000       150,000 (2)


David Fann                        2005       $200,000      $6,360        --
President and Secretary           2004       $200,000      $6,700        --      (1)
                                  2003       $200,000        --          150,000 (2)

David Surette                     2005       $137,945      $7,335        --
CFO                               2004       $125,000      $13,500        13,950 (1)
                                  2003       $120,000        --           85,500 (3) (4)


Robert Colabrese                  2005       $217,554 (5)  $3,025        --
Executive Vice President Sales    2004       $200,000 (6)  $7,000        --      (1)
                                  2003       $135,000        --           54,000 (2)


George McQuain                    2005       $146,670      $6,430        --
CEO & COO of NMS                  2004       $140,000      $14,500        28,200 (1)
                                  2003       $130,000        --           54,000 (2)

      (1) In 2004, the executive management was granted options based on certain goals that would have to be met for fiscal year 2005 before they could be vested. The number of options shown here are the total options that vested based on those goals in 2005.
      (2) In 2003, the executive management was granted options based on certain goals that would have to be met for fiscal year 2004 before they could be vested. The number of options shown here are the options that vested in 2004.
      (3) Includes 55,500 options vested in 2004 and granted in 2003 by executive management based on certain goals that would have to be met for fiscal year 2004 before they could be vested.
      (4) Includes 30,000 options granted at date of hire which vest over 3 years.
      (5) Combines commission payments of $82,554 during the year with salary of $135,000.
      (6) Combines commission payments of $65,000 during the year with salary of $135,000.

Options/SARs Grants During Last Fiscal Year

At total of 277,200 options were granted during the fiscal year ended December 31, 2005. No options were granted to our named executive officers during the fiscal year ended December 31, 2005.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the named executive officers, information concerning the number of shares received during fiscal 2005 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held on December 31, 2005.

                           Shares                            Number of Securities Underlying                 Value of
                          Acquired            Value              Options at Year End (#)             Options at Year End ($) (1)(2)
                       on Exercise (#)       Realized        Exercisable       Unexercisable       Exercisable       Unexercisable
Name
Mike Dodak                        --               --            60,000             150,000           $17,400            ($76,500)
David Fann                        --               --            60,000             150,000           $17,400            ($76,500)
David Surette                     --               --            30,000              69,450           $25,200            ($29,840)
Robert Colabrese                  --               --            45,000              54,000           $14,175            ($27,540)
George McQuain                    --               --            40,000              82,200           $11,600            ($32,457)


(1) Based on the difference between the option exercise price and the closing sale price of $1.19 of our common stock as reported on the OTC Bulletin Board on December 31, 2005, the last trading day of our 2005 fiscal year.
(2)   Out of the Money options are shown as negative.

Employment Agreements

We have the following employment contracts with the named executive officers:

Michael Dodak has a five year employment contract from June 30, 2004 to June 30, 2009, under Board and Mr. Dodak's approval. The agreement provides Mr. Dodak with the following compensation: an annual salary of $250,000; which has been increased to $275,000 once certain milestones were achieved, and can be raised to $350,000 when other milestones are achieved; an annual bonus to be determined and awarded by the Compensation Committee; and an 18 month severance agreement.

David Fann had a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years and six months until December 31, 2007 under Board and the President's approval. For performance as a director and officer, the Company will compensate the President with the following: a monthly salary of $7,500, which has been increased to an annual amount of $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee; and a 12 month severance agreement. The compensation under this agreement in 2005 and 2004 was, $200,000 and $200,000, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2006:

      o by each person who is known by us to beneficially own more than 5% of our common stock;
      o     by each of our officers and directors; and
      o     by all of our officers and directors as a group.

Name                                                                 Number         Percent (1)
----                                                                 ------         -----------
Mike Dodak                                                           1,108,387            5.29%  (2)
David Fann                                                           1,037,336            4.95%  (3)
Lock Ireland                                                           282,507            1.35%  (4)
Robert Colabrese                                                       271,654            1.30%  (5)
David Surette                                                          154,198            0.74%  (6)
George McQuain                                                         138,700            0.66%  (7)
Robert Landis                                                           67,500            0.32%  (8)
Robert Pearson                                                          15,000            0.07%  (9)
Joseph M. Loughry, III                                                   5,000            0.02%  (10)
Alan W. Rossiter                                                         5,000            0.02%  (11)
                                                            ------------------------------------
All executive officers and directors as a group (10 persons)         3,085,282           14.72%
                                                            ------------------------------------


Other 5% owners:
BFS U.S. Special Opportunities Trust PLC                             3,340,000           15.93%  (12)
Rennaissance U.S. Growth Investment Trust PLC                        3,280,000           15.64%  (13)
Rennaissance Capital Growth & Income Fund III, Inc.                  2,440,000           11.63%  (14)
Cardservice International, Inc.                                      1,110,529            5.29%  (15)
                                                            ------------------------------------
                                                                    10,170,529           48.49%
                                                            ------------------------------------

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of April 27, 2006 pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

(1) Based on 21,011,786 shares of common stock outstanding as of April 27, 2006.

(2)  included  are  832,387  common  shares,   60,000  stock  purchase   options
exercisable at $0.90 per share, and 150,000 exercisable at $1.70 per share.

(3)  included  are  761,336  common  shares,   60,000  stock  purchase   options
exercisable at $0.90 per share, and 150,000 exercisable at $1.70 per share.

(4) included are 184,007 common shares, 15,000 stock purchase options exercisable at $1.10 per share, 7,500 stock purchase options exercisable at $2.50 per share, 50,000 stock purchase options exercisable at $1.40 per share, 5,000 stock purchase options exercisable at $1.45 per share, 6,000 stock purchase warrants exercisable at $1.75 per share, 6,000 stock purchase warrants exercisable at $2.50 per share, 6,000 stock purchase warrants exercisable at $5.00 per share, and 3,000 stock purchase warrants exercisable at $1.25 per share.

(5) included are 156,154 common shares, 5,000 stock purchase options exercisable at $0.675 per share, 40,000 stock options exercisable at $0.90, and 54,000 stock options exercisable at $1.70 per share.

(6) included are 38,248 common shares, 30,000 stock purchase options exercisable at $0.35 per share, 55,500 stock purchase options exercisable at $1.70 per Share, and 13,950 stock purchase options exercisable at $1.30 per share.

(7) included are 40,000 stock options exercisable at $0.90 per share, 54,000 stock purchase options exercisable at $1.70, and 28,200 stock purchase options exercisable at $1.30 per share.

(8) included are 40,000 common shares, 15,000 stock purchase options exercisable at $1.10 per share, 7,500 stock purchase options exercisable at $2.50 per share, and 5,000 stock purchase options exercisable at $1.45 per share.

(9) included are 15,000 stock purchase options exercisable at $1.20 per share.

(10) included are 5,000 stock purchase options exercisable at $1.10 per share.

(11) included are 5,000 stock purchase options exercisable at $1.10 per share.

(12) included are 1,553,332 common shares and 1,786,668 stock purchase warrants exercisable at prices ranging from $1.25 to $5.00.

(13) included are 1,553,332 common shares and 1,726,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.

(14) included are 953,332 common shares and 1,486,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.

(15) included are 1,110,529 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 2004, we issued 182,486 shares of common stock to Michael Dodak, a stockholder, officer, and director of our company, through exercise of 200,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 182,486 shares of common stock to David Fann, a stockholder, officer, and director of our company, through exercise of 200,000 Private Placement Offering Warrants (offsetting an equal amount of debt currently owed by our company) at $0.50 per share and exercised as cashless.

In February 2004, we issued 72,994 shares of common stock to Robert Colabrese, a stockholder, and officer of our company, through exercise of 80,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 18,248 shares of common stock to David Surette, a stockholder, and officer of our company, through exercise of 20,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 73,007 shares of common stock to Lock Ireland, a stockholder and director of our company, through exercise of 80,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In March 2004, we issued 2,000 shares of common stock to Lock Ireland, a stockholder and director of our company, through exercise of 2,000 Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In February 2004, we issued 533,332 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 533,332 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 533,332 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 1,200,000 shares of common stock to Baron Partners, LP, a stockholder and beneficial owner of our company, through a Private Placement Offering for $1,500,000 and we issued 2,400,000 Warrants exercisable from $1.75 to $5.00.

In September 2004, we issued 3,000 warrants to Lock Ireland, a stockholder and director of our company, as part of a debenture with an exercise price of $1.75 per share.

In September 2004, we issued 66,000 warrants to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, as part of a debenture with an exercise price of $1.75 per share.

As of December 31, 2004, we had an unsecured promissory note in the amount of $192,966 outstanding payable to Robert Mehlman, a stockholder of our company. The note bears interest in the amount of 11% and is due in June 2013.

In October 2005, we reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 66,000 warrants held by BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, in return for a five year extension on $1,000,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

In October 2005, we reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 3,000 warrants held by Lock Ireland, a stockholder and director of our company, in return for a five year extension on $50,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

In October 2005, the Company converted $993,772 in debentures, net of related discounts, issued in September 2004 to equity at a conversion price of $1.25 or 820,000 shares, and reduced the exercise price of the warrants attached to the debentures from $1.75 to $1.25 and extended the expiration of the warrant term from September 9, 2007 to October 21, 2010. The fair value of equity approximates the fair value of the debt converted and the fair value of the warrant repricing.

As of November 2005, we issued 600,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $750,000 and we issued 240,000 Warrants exercisable from $1.75.

As of November 2005, we issued 600,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $750,000 and we issued 240,000 Warrants exercisable from $1.75.

ITEM 13. EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit
Number      Exhibit Description             Herewith
------      -----------------------------

3.1         Articles   of   Incorporation   -  Restated   and  Amended  May  30,
            2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2 ByLaws of Global Axcess Corp. - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3         Amendment  to  the  Articles  of   Incorporation   (Incorporated  by
            reference to Form 8-K filed with the SEC on May 3, 2005)

4.1 Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2 Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3 Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.4 9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (1)

4.5 Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (1)

4.6 Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.7         Subsidiary Guarantee dated October 27, 2005 (1)

4.8 Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (1)

4.9 Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.10 Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (1)

4.11        Promissory  Note dated  October  27,  2005  issued by the Company to
            Wachovia (1)

4.12        Form of Subscription Agreement dated November 8, 2005 (2)

4.13        Form of Common Stock Purchase Warrant dated November 8, 2005 (2)

10.1 Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

10.2 Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (1)

10.3        Distributor  ATM  Processing   Agreement  between  Nationwide  Money
            Services and Genpass Technologies LLC dated December 15, 2005 (3)

14.1 Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

16.1 Letter from L.L. Bradford & Company, LLC (incorporated by reference form 8-K current report filed with the SEC on July 1, 2003)

16.2 Letter from Weinberg & Company, P.A. (incorporated by reference form 8-K current report filed with the SEC on October 17, 2005)

21.1        List of Subsidiaries:

                  Nationwide Money Services Inc., a Nevada corporation EFT Integration Corporation, a Florida corporation Axcess Technology Corporation, a Nevada corporation Axcess Technology Corporation, Pty Ltd a South African corporation Cash Axcess Corporation, Pty Ltd a South African corporation

31.1        Certification of the Chief Executive  Officer of Global Axcess Corp.
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Audit Fees. The aggregate fees billed by Kirkland, Russ, Murphy & Tapp, P.A. ("KRMT") for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year 2005 were $10,392. Total unbilled fees by Kirkland, Russ, Murphy & Tapp, P.A. ("KRMT") for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2005 were $250,000. The aggregate fees billed by Weinberg & Company, P.A. ("Weinberg") for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005 were $120,603.

Audit Related Fees. The Company engaged KRMT to provide professional services to the Company regarding audit related fees during the fiscal year ended December 31, 2005. The aggregate fees billed by Weinberg & Company, P.A. and KRMT for professional services rendered to the Company regarding audit related fees during the fiscal year ended December 31, 2005 were $13,000.

Tax Related Fees. During the fiscal years ended December 31, 2005 and 2004, there were no fees billed by KRMT or Weinberg for tax related services.

All Other Fees. There were no fees billed by KRMT or by Weinberg for services rendered to the Company during the fiscal years ended December 31, 2005 and 2004 other than the services described under "Audit Fees" and "Audit Related Fees" above.

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

                              GLOBAL AXCESS CORP.

                              By: /s/ MICHAEL DODAK
                                 ----------------------------------------------
                                 Michael Dodak
                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 30th day of April, 2006.

Signature                  Title
------------------------   ---------------------------
/s/Michael Dodak
Michael Dodak                         CEO, Chairman

/s/David Fann
David Fann                            President, Secretary and Director

/S/ David J. Surette
David J. Surette                      Chief Financial Officer and
                                      Chief Accounting Officer

/S/ Lock Ireland
Lock Ireland                          Director

/S/ Robert Landis
Robert Landis                         Director

/S/ Joseph M. Loughry, III
Joseph M. Loughry, III                Director

/S/ Robert Pearson
Robert Pearson                        Director

/S/ Alan Rossiter
Alan Rossiter                         Director

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Report of Kirkland, Russ, Murphy & Tapp, P.A.                               1

Report of Weinberg & Company, P.A.                                          2

Consolidated financial statements

     Consolidated balance sheet as of December 31, 2005                     3

     Consolidated statements of income for the years ended
              December 31, 2005 and 2004                                    4

     Consolidated statements of stockholders' equity
              for the years ended December 31, 2005 and 2004                5

     Consolidated statements of cash flows for the years ended
              December 31, 2005 and 2004                                    6

     Notes to consolidated financial statements
                as of December 31, 2005                                     8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and stockholders of
Global Axcess Corp:

We have audited the accompanying consolidated balance sheet of Global Axcess Corp and Subsidiaries as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.

Clearwater, Florida
April 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Axcess Corp and Subsidiaries
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Global Axcess Corp and Subsidiaries (the "Company") for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Global Axcess Corp and Subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/Weinberg & Company, P.A.
March 10, 2005

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

Current assets
        Cash and cash equivalents                                                       $ 2,358,119
        Automated teller machine vault cash                                                 463,064
        Accounts receivable, net of allowance for doubtful accounts of $158,316           1,436,804
        Note receivable - current                                                            50,000
        Inventory                                                                           159,514
        Prepaid expense and other current assets                                            283,833
        Deferred tax asset - current                                                        329,197
                                                                                   -----------------
                Total current assets                                                      5,080,531
                                                                                   -----------------

Assets held for sale, net                                                                   485,315
Fixed assets, net                                                                         7,280,199

Other assets
        Merchant contracts, net                                                          13,346,034
        Intangible assets, net                                                            4,284,167
        Notes receivable - non-current, net of allowance of
          approximately $804,000                                                            785,316
        Deferred tax asset - non-current                                                    322,279
        Other assets                                                                         54,208
                                                                                   -----------------

Total assets                                                                           $ 31,638,049
                                                                                   =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Accounts payable and accrued liabilities                                        $ 2,649,640
        Automated teller machine vault cash payable                                         463,064
        Deferred revenue - current                                                           89,500
        Notes payable-related parties  - current portion                                     16,487
        Notes payable - current portion                                                     112,382
        Senior lenders' notes - current portion, net                                      1,770,833
        Capital lease obligations - current portion                                         947,165
                                                                                   -----------------
                Total current liabilities                                                 6,049,071

Long-term liabilities
        Notes payable-related parties - long-term portion, net of discounts               1,331,608
        Notes payable - long-term portion                                                    36,374
        Senior lenders' notes - long term portion, net of discounts                       5,406,278
        Capital lease obligations - long-term portion                                     1,933,142
        Deferred tax liability- long term portion                                           311,676
                                                                                   -----------------
Total liabilities                                                                        15,068,149
                                                                                   -----------------

Stockholders' equity
        Preferred stock; $0.001 par value; 5,000,000 shares
           authorized, no shares issued and outstanding                                           -
        Common stock; $0.001 par value; 45,000,000 shares
           authorized, 20,970,886 shares issued and outstanding                              20,971
        Additional paid-in capital                                                       22,345,398
        Accumulated deficit                                                              (5,796,469)
                                                                                   -----------------
                Total stockholders' equity                                               16,569,900
                                                                                   -----------------
Total liabilities and stockholders' equity                                             $ 31,638,049
                                                                                   =================


See Accompanying Independent Registered Public Accounting Firms' Reports and Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      For the year ended     For the year ended
                                                      December 31, 2005       December 31, 2004

Revenues                                                $ 19,595,343            $ 13,900,000

Cost of revenues                                          11,550,747               8,196,684
                                                        ------------            ------------
          Gross profit                                     8,044,596               5,703,316
                                                        ------------            ------------

Operating expenses
          Depreciation and amortization                    1,456,996               1,108,911
          Selling, general and administrative              5,668,584               3,407,463
                                                        ------------            ------------
                   Total operating expenses                7,125,580               4,516,374
                                                        ------------            ------------
          Operating income from continuing operations
             before items shown below                        919,016               1,186,942
                                                        ------------            ------------

Other income (expense)
          Settlement income                                       --                 304,000
          Interest expense, net                             (524,574)               (188,212)
          Other expense                                      (40,724)                (55,000)
                                                        ------------            ------------
                   Total other income (expense)             (565,298)                 60,788
                                                        ------------            ------------

Income from continuing operations before
    provision for income taxes                               353,718               1,247,730
Federal income tax (expense) benefit                        (209,418)                538,295
                                                        ------------            ------------
Income from continuing operations                            144,300               1,786,025
Loss from discontinued operations, net of tax               (867,144)               (646,136)
                                                        ------------            ------------
Net income (loss)                                       $   (722,844)           $  1,139,889
                                                        ============            ============

Income (loss) per common share - basic:
Income from continuing operations                       $       0.01            $       0.11
Loss from discontinued operations                       $      (0.05)           $      (0.04)
                                                        ------------            ------------
Net income/(loss)                                       $      (0.04)           $       0.07
                                                        ============            ============

Income (loss) per common share - diluted:
Income from continuing operations                       $       0.01            $       0.11
Loss from discontinued operations                       $      (0.05)           $      (0.04)
                                                        ------------            ------------
Net income/(loss)                                       $      (0.04)           $       0.07
                                                        ============            ============

Weighted average common shares outstanding:

Basic                                                     18,858,947              15,623,259

Diluted                                                   19,416,107              16,489,183


See Accompanying Independent Registered Public Accounting Firms' Reports and Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                             Additional     Common                        Total
                                                       Common Stock           Paid-in       Stock        Accumulated   Stockholders'
                                                   Shares       Amount        Capital      Payable        Deficit        Equity

Balance, December 31, 2003                        9,256,529     9,257       11,294,188     32,500       (6,213,514)      5,122,431

Shares issued in connection with private
  transactions                                    3,228,000     3,228        4,019,272    (32,500)               -       3,990,000

Issuance of common stock in January 2004
  related to Reg S Offering at $0.25 per share      881,625       881        1,038,619          -                -       1,039,500

Stock warrants exercised                          4,242,291     4,242        2,134,325          -                -       2,138,567

Shares returned and cancelled from settlement       (76,000)      (76)        (303,924)                                   (304,000)

Warrants issued with debt                                 -         -           68,549          -                -          68,549

Exercise of stock options                            42,900        43           21,102          -                -          21,145

Stock and stock warrants issued to consultants
   in lieu of cash compensation                       4,000         4            2,390          -                -           2,394

Net income                                                -         -                -          -        1,139,889       1,139,889

                                                 ----------------------------------------------------------------------------------
Balances, December 31, 2004                      17,579,345  $ 17,579     $ 18,274,521        $ -     $ (5,073,625)   $ 13,218,475

Shares issued in connection with private
  transactions, net                               2,052,858     2,053        2,377,760          -                -       2,379,813

Stock warrants exercised                            468,100       468          234,015          -                -         234,483

Exercise of stock options                            46,500        46           51,216          -                -          51,262

Stock and stock warrants issued to consultants
   and employees in lieu of cash compensation         4,248         5           24,760          -                -          24,765

Reacquired and issued treasury shares in
  connection with 1 for 5 reverse split                (165)        -             (279)         -                -            (279)

Conversion of related party notes                   820,000       820          992,952          -                -         993,772

Cancellation of Docutel contract                          -         -         (425,334)         -                -        (425,334)

Stock warrants issued with debt                           -         -          772,816          -                -         772,816

Modification of debt and warrant repricing                -         -           42,971          -                -          42,971

Net loss                                                  -         -                -          -         (722,844)       (722,844)

                                                 ----------------------------------------------------------------------------------
Balances, December 31, 2005                      20,970,886  $ 20,971     $ 22,345,398        $ -     $ (5,796,469)    $16,569,900
                                                 ==================================================================================

See Accompanying Independent Registered Public Accounting Firms' Reports and Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the Year ended December 31

                                                                                          2005                    2004

Cash flows from operating activities:

     Income from continuing operations                                                   $ 144,300           $ 1,786,025

     Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:

       Valuation of notes receivable                                                        42,939                     -

       Stock based compensation                                                             24,765                     -

       Depreciation and amortization                                                     1,456,996             1,108,911

       Deferred tax asset                                                                  198,496              (538,296)

       Amortization of discount on notes payable                                            50,896                     -

     Changes in operating assets and liabilities:

       Change in automated teller machine vault cash                                        (7,329)             (157,031)

       Change in accounts receivable                                                      (199,944)             (786,184)

       Change in inventory                                                                (133,535)              (25,979)

       Change in prepaid expenses and other current assets                                 (75,907)              (92,512)

       Change in other assets                                                              106,659              (138,886)

       Change in accounts payable and accrued liabilities                                  747,561             1,130,355

       Change in automated teller machine vault cash payable                                 7,329               157,031
                                                                                      ------------           -----------
     Net cash provided by continuing operating activities                                2,363,226             2,443,434

Discontinued operations

     Net loss                                                                             (867,144)             (646,136)

     Adjustments to reconcile loss to net cash used in

       discontinued operations:

       Depreciation                                                                         46,868                50,650

       Change in accounts receivable                                                         7,950                (7,950)

       Change in accounts payable and accrued liabilities                                   25,805               (42,500)

       Change in prepaid expenses and other current assets                                 (45,987)               (1,647)

     Net cash used in discontinued operating activities                                   (832,508)             (647,583)
                                                                                      ------------           -----------
     Net cash provided in continuing and discontinued operating activities               1,530,718             1,795,851
                                                                                      ------------           -----------
Cash flows from investing activities:

     Investment in notes                                                                         -               (99,895)

     Purchase of merchant contracts                                                     (5,609,972)          (10,719,398)

     Purchase of property and equipment                                                 (1,619,483)           (2,718,780)
                                                                                      ------------           -----------
       Net cash used in investing activities for continuing operations                  (7,229,455)          (13,538,073)

       Purchase of property and equipment used in discontinued operating activities       (449,629)             (126,387)
                                                                                      ------------           -----------
          Net cash used in investing activities                                         (7,679,084)          (13,664,460)
                                                                                      ------------           -----------
Cash flows from financing activities:

     Proceeds from issuance of common stock                                              2,665,558             6,956,156

     Purchase of treasury shares                                                              (279)                    -

     Proceeds from the issuance of senior lenders' notes payable                          6,725,533             1,750,000

     Proceeds from borrowing on notes payable - related parties                                  -             2,250,000

     Proceeds from notes payable                                                            93,407               177,807

     Principal repayments on senior lenders' notes payable                                (656,250)             (156,250)

     Principal payments on notes payable                                                   (97,830)              (24,628)

     Principal payments on notes payable - related parties                                 (14,715)             (238,673)

     Principal payments on capital lease obligations                                      (705,762)             (181,059)
                                                                                      ------------           -----------
          Net cash provided by financing activities                                      8,009,662            10,533,353
                                                                                      ------------           -----------
(Decrease)/increase in cash                                                              1,861,296            (1,335,256)

Cash, beginning of year                                                                    496,823             1,832,079
                                                                                      ------------           -----------
Cash, end of year                                                                      $ 2,358,119             $ 496,823
                                                                                      ============           ===========
Cash paid for income taxes                                                                       -                     -

Cash paid for interest                                                                   $ 588,500             $ 188,411

See Accompanying Independent Registered Public Accounting Firms' Reports and Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the year ended      For the year ended
SUPPLEMENTAL CASH FLOW INFORMATION                                          December 31, 2005       December 31, 2004

The significant non-cash investing and financing activities of the Company were as follows:

Investing activities:
  Purchases of assets under capital lease obligations                               $ 2,417,633             $ 1,042,796
  Assets removed from service, classified as held for sale                              285,702                 199,613
  Sale of subsidiary, see schedule below:                                               778,359                       -
                                                                           ---------------------   ---------------------
    Total non-cash investing activities                                             $ 3,481,694             $ 1,242,409
                                                                           =====================   =====================

Financing activities:
  Warrants exercised on cashless feature                                                    $ -                $ 30,102
  Discount of notes payable                                                             772,816                  68,549
  Cancellation of contract, paid in stock and options                                   425,334                       -
  Conversion of debt to equity by related party                                         993,772                       -
  Modification of debt and warrant repricing                                             42,971                       -
  Stock issued for compensation                                                          24,765                       -
                                                                           ---------------------   ---------------------
    Total non-cash financing activities                                             $ 2,259,658                $ 98,651
                                                                           =====================   =====================


Sale of subsidiary:
     Note received, net of valuation                                                  $ 778,359                     $ -

     Prepaids and other current assets sold                                              49,313                       -
     Fixed assets sold                                                                  632,202                       -
     Intangible assets sold                                                               2,250                       -
     Accounts payable sold                                                              (45,406)                      -
                                                                           ---------------------   ---------------------
                                                                                        638,359                       -
     Liabilities assumed                                                                140,000                       -
                                                                           ---------------------   ---------------------
                                                                                      $ 778,359                     $ -
                                                                           =====================   =====================

See Accompanying Independent Registered Public Accounting Firms' Reports and Notes to Consolidated Financial Statements

                       GLOBAL AXCESS CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

1.    DESCRIPTION OF THE COMPANY'S BUSINESS AND BASIS OF PRESENTATION

      Global Axcess Corp. (the "Company"), is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., EFT Integration and Cash Axcess Corp., provides electronic commerce and transaction processing and automated teller machine ("ATM") network and processing. The Company was also involved in software development through its wholly owned subsidiary, Axcess Technology Corporation and debit cards through its wholly owned subsidiary Electronic Payment and Transfer Corp. These two subsidiaries were either closed or sold during fiscal year 2005. The Company's fiscal year ended December 31, 2005.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents - The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company has several bank accounts maintained with one financial institution and amounts on deposit may, at times, exceed federally insurable amounts.

      Principles of consolidation - The consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc., Cash Axcess Corporation (Proprietary) Limited, Axcess Technology Corporation, and Electronic Payment and Transfer Corp. See Footnote 5 referring to subsidiaries included as discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

      Reclassifications -Certain reclassifications were made to the 2004 consolidated statement of cash flows, consolidated statement of income and consolidated statement of stockholders' equity to conform to 2005 presentation. These reclassifications had no impact on net income (loss) or stockholders' equity.

      Merchant contract concentration - The Company contracts the locations for its ATMs with various merchants. As of December 31, 2005, the Company has approximately 4,792 active ATMs, of which approximately 696 machines are contracted through a single merchant. Revenues from this merchant were approximately 25.6% and 33% of total fees from continuing operations for the fiscal year ended December 31, 2005 and 2004, respectively.

      Use of estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

      Revenue recognition - Transaction service and processing fees are recognized in the period that the service is performed. The Company receives service fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks.
      Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. Software sales and services revenue is recognized when complete, shipped and invoiced. ATM sales revenue is recognized when the ATM is shipped and installed. Revenue from managing ATMs for others which is recognized each month when the services are performed.

      Inventory - ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of revenues. At December 31, 2005, the Company's ATM machine inventory totaled $159,514. Inventories are valued at the lower of cost (first-in, first-out method) or market.

      Accounts Receivable - The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company records an allowance for doubtful accounts for any account aged past 90 days when the account is no longer active. As of December 31, 2005, the Company reserved $158,316 as an allowance for doubtful accounts against the trade receivables of $1,595,120. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts.

      Fixed assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the life of the asset. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property improvements and renewals are capitalized. Upon the sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

      The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as, historical age to estimate useful economic lives and values.

      Assets Held for Sale - ATM machines and related software components which are not currently in service are classified as assets held for sale, until such time that either the machine is installed or reinstalled and in service or sold. The Company plans on having the assets held for sale at December 31, 2005 either sold or reinstalled by the end of fiscal year 2006. Once in service, each ATM machine is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM machine and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. The Company reviews the Assets Held for Sale for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 "Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of".

      Lease Committments - The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $297,981 and $159,125 for the years ended December 31, 2005 and 2004, respectively. The Company is also party to various capital leases relating to ATM machines and related components. The assets associated with these capital leases are recorded as Fixed assets and depreciated accordingly. The capital lease obligation is recorded and amortized over the life the of the lease.

      Intangibles Assets -Goodwill and Merchant Contracts - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company in fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

      Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144 and other applicable pronouncements. These assets are amortized on the straight-line method over their estimated useful lives or period of expected benefit. Intangible assets with indefinite lives are subject to periodic impairment testing in accordance with SFAS No. 142.

      The Company's intangible assets are made up of merchant contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company will amortize the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to determine at each contract's renewable period, whether they will actually renew and if not to amortize the cost over the remaining life of the contract. The second step is to compare the fair value of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the fiscal years ended December 31, 2005 and 2004, the Company determined that there were no long-lived assets that were impaired.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, Accounting for Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statements No. 133. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of the derivative depends on the use of the derivative. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

      Fair value of financial instruments - The carrying amounts of the Company's long-term liabilities approximate the estimated fair values at December 31, 2005, based upon the Company's ability to acquire similar debt at similar rates and maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

      Earnings per share - In  calculating  basic (loss)  income per share,  net
      (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. All earnings per share calculations for fiscal 2004 and fiscal 2005 reflect the reverse stock split which was effective on April 28, 2005. The reverse stock split was applied retroactively to all previously disclosed share and per share amounts.

      Reverse Stock Split - Effective April 28, 2005, the Company implemented a one-for-five reverse split of its outstanding common stock. All information regarding share and per share amounts have been adjusted within the financial statements to reflect the reverse stock split.

      Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Segment information - The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates under one segment.

      Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred. Direct costs incurred during development, testing and implementation are capitalized and amortized over the useful life of the software, using an average life of three years. Other development costs include development of card-based business and development of foreign ATM operations. During the past two fiscal years ending December 31, 2005 and 2004, the amount of research and development costs, which were borne entirely by the Company, amounted to $1,273,237 and $716,941, respectively.

      Repairs and maintenance costs - Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company's ATMs, the revenue driving equipment, are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

      Developed Software - Costs incurred to purchase external software and internally developed software once technological feasibility has achieved, including interest, are capitalized and amortized over the useful life of the software using an average life of three years. During the fiscal year ended December 31, 2005, the Company capitalized $1,022,907 of internally developed software, of which $184,487 pertained to capitalized interest. During the fiscal year ended December 31, 2004, the Company capitalized $923,865 of internally developed software, of which $89,302 pertained to capitalized interest.

      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when the estimated fair value of the underlying stock on the date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

      The following table represents the effect on net income/(loss) and earnings per share if the Company had applied the fair value based method and recognition provisions of (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                       2005            2004
                                                   ------------    ------------
Net income/(loss), as reported                     $   (722,844)    $ 1,139,889
Add: Stock-based employee compensation
  expense included in reported income (loss),
  net of related tax effects                                 --              --
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                            (88,858)       (587,372)
                                                   ------------    ------------
Pro forma net income (loss)                        $   (811,702)$       552,517
                                                   ============    ============

Net income/(loss) per common share:

Basic - as reported                                $      (0.04)   $       0.07
                                                   ============    ============
Basic - pro forma                                  $      (0.04)   $       0.04
                                                   ============    ============

Diluted - as reported                              $      (0.04)   $       0.07
                                                   ============    ============
Diluted - pro forma                                $      (0.04)   $       0.03
                                                   ============    ============

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. In December 2004, the FASB issued a revision to SFAS No. 123 called SFAS No. 123R, which revises the adoption period and transition periods for all entities using the fair value method and applying a modified prospective method for accounting for employee stock options. The Company will adopt SFAS 123R effective January 1, 2006.

      Recent accounting pronouncements -

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after October 1, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This Statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, SFAS No. 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.

3.    ACQUISITIONS OF ASSETS

      When the Company acquires the assets of another company, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company's tangible assets and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets of the acquired company for the purpose of recording these items in the Company's financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to the Company's statements of operations but is instead subject to the annual impairment test discussed in Note 2. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions.

      On October 28, 2005, the Company acquired approximately 1,590 automated teller machines ("ATM") processing merchant contracts, ATM placement agreements, ATMs and ATM related equipment from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to the Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Note 14 - Senior Lenders' Notes Payable). As of December 31, 2005, all of the Holdback remains in escrow. The Holdback represents amounts due to seller if certain contract contingencies are met during fiscal year ending December 31, 2006. If the contingencies are not met by the seller, the full amount or the portion thereof of The Holdback can come back to the Company in the fiscal period ending December 31, 2006. The escrow will be reviewed and released based on meeting certain criteria in 2006. Two months of activity are reflected in the Company's Consolidated Statement of Income.

      As of December 31, 2005, the Company concluded that $28,000 was allocated to equipment and the remaining purchase price should be allocated to merchant contracts, based on the Company's assessment of fair values. The Company has concluded there is no impairment on the fair value of the purchased assets as of December 31, 2005.

4.    AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

      On March 30, 2006, Global Axcess Corp (the "Company") announced in a press release that on March 30, 2006, the Company determined that the statements of operations and cash flows for the quarters ended June 30, 2005 and September 30, 2005 contained errors, which when corrected would result in a material impact on results of operations for the quarters then ended. The Company has therefore determined that the consolidated statements of income and cash flows for the quarters ended June 30, 2005 and September 30, 2005 require amendment. The errors relate to the Company's accounting for revenue under certain of our processing contracts; capitalization of purchased software costs; and assets depreciated faster than they should have been.

      The  revenue  correction  totaled  approximately   $667,108.  The  Company
      determined  that  the  revenue  under  those  certain   contracts  may  be
      recognized in future quarters as cash is collected.

      The next error relates to the Company's accounting for costs associated with purchased software and related development costs not being fully capitalized. The software correction totaled approximately $52,059. The Company determined that the costs should have been capitalized in the current interim quarters and expensed in future periods.

      The last error relates to the Company's accounting for depreciation during the interim quarters related to assets that were depreciated prior to being placed in service. The depreciation correction totaled approximately $104,087. The Company determined that the depreciation expense taken during those interim quarters should be recognized in future periods.


      The net effects of these adjustments total a reduction in net income during the two quarters by approximately $510,962. The correction will cause a reported net loss for the quarter ended June 30, 2005 of $42,084, and a reported net loss for the quarter ended September 30, 2005 of $88,603.

      See the effects of the restatements in the following schedules:

                                                               Three Months ended                         Six Months ended
                                                                  June 30, 2005                              June 30, 2005

                                                       As previously          Restated           As previously           Restated
                                                          reported                                 reported

Revenues                                                 $ 5,437,811        $ 5,012,142            $ 10,155,647        $ 9,729,978

Cost of revenues                                           3,024,084          3,024,084               5,728,523          5,728,523
                                                   -------------------------------------      -------------------------------------
      Gross profit                                         2,413,727          1,988,058               4,427,124          4,001,455
                                                   -------------------------------------      -------------------------------------

Operating expenses
      Depreciation and amortization                          381,841            328,033                 701,308            647,500
      Selling, general and administrative                  1,584,671          1,550,805               2,978,142          2,944,276
                                                   -------------------------------------      -------------------------------------
            Total operating expenses                       1,966,512          1,878,838               3,679,450          3,591,776
                                                   -------------------------------------      -------------------------------------
      Operating income from continuing operations
         before items shown below                            447,215            109,220                 747,674            409,679
                                                   -------------------------------------      -------------------------------------

Other income (expense)
      Interest expense, net                                 (153,502)          (153,502)               (275,044)          (275,044)
      Other income                                             2,198              2,198                   2,198              2,198
                                                   -------------------------------------      -------------------------------------
            Total other expenses, net                       (151,304)          (151,304)               (272,846)          (272,846)
                                                   -------------------------------------      -------------------------------------

Income (loss) from continuing operations before
    provision for income taxes                               295,911            (42,084)                474,828            136,833
                                                   -------------------------------------      -------------------------------------
Income (loss)  from continuing operations                    295,911            (42,084)                474,828            136,833
Loss from discontinued operations, net of tax                    $ -                $ -                     $ -                $ -
                                                   -------------------------------------      -------------------------------------
Net income (loss)                                          $ 295,911          $ (42,084)              $ 474,828          $ 136,833
                                                   =====================================      =====================================

Income (loss) per common share - basic:
Income from continuing operations                             $ 0.02            $ (0.00)                 $ 0.03             $ 0.01
Loss from discontinued operations                                $ -                $ -                     $ -                $ -
                                                   -------------------------------------      -------------------------------------
Net income (loss)                                             $ 0.02            $ (0.00)                 $ 0.03             $ 0.01
                                                   =====================================      =====================================

Income (loss) per common share - diluted:
Income from continuing operations                             $ 0.02            $ (0.00)                 $ 0.03             $ 0.01
Loss from discontinued operations                                $ -                $ -                     $ -                $ -
                                                   -------------------------------------      -------------------------------------
Net income (loss)                                             $ 0.02            $ (0.00)                 $ 0.03             $ 0.01
                                                   =====================================      =====================================

Weighted average common shares outstanding:

Basic                                                     18,211,986         18,211,986              18,211,986         18,211,986

Diluted                                                   18,706,275         18,706,275              18,706,275         18,706,275


                                                          Three Months ended                                  Nine Months ended
                                                          September 30, 2005                                 September 30, 2005

                                                   As previously          Restated                      As previously     Restated
                                                     reported                                              reported

Revenues                                              $5,069,320        $ 4,827,881                     $ 15,224,267  $ 14,557,159

Cost of revenues                                       2,866,998          2,866,998                        8,594,511     8,594,511
                                                   ---------------------------------                  -----------------------------
      Gross profit                                     2,202,322          1,960,883                        6,629,756     5,962,648
                                                   ---------------------------------                  -----------------------------

Operating expenses
      Depreciation and amortization                      431,430            381,151                        1,105,074     1,000,987
      Selling, general and administrative              1,457,107          1,438,914                        4,228,494     4,176,435
                                                   ---------------------------------                  -----------------------------
                        Total operating expenses       1,888,537          1,820,065                        5,333,568     5,177,422
                                                   ---------------------------------                  -----------------------------
      Operating income from continuing operations
         before items shown below                        313,785            140,818                        1,296,188       785,226
                                                   ---------------------------------                  -----------------------------

Other income (expense)
      Interest expense, net                             (154,474)          (154,474)                        (429,518)     (429,518)
      Other income                                             -                  -                            1,762         1,762
                                                   ---------------------------------                  -----------------------------
                        Total other expenses, net       (154,474)          (154,474)                        (427,756)     (427,756)
                                                   ---------------------------------                  -----------------------------

Income (loss) from continuing operations before
    provision for income taxes                           159,311            (13,656)                         868,432       357,470
                                                   ---------------------------------                  -----------------------------
Income (loss)  from continuing operations                159,311            (13,656)                         868,432       357,470
Loss from discontinued operations, net of tax          $ (74,947)         $ (74,947)                      $ (309,256)   $ (309,256)
                                                   ---------------------------------                  -----------------------------
Net income (loss)                                       $ 84,364          $ (88,603)                       $ 559,176      $ 48,214
                                                   =================================                  =============================

Income (loss) per common share - basic:
Income from continuing operations                         $ 0.01            $ (0.00)                          $ 0.05        $ 0.02
Loss from discontinued operations                        $ (0.00)           $ (0.00)                         $ (0.02)      $ (0.02)
                                                   ---------------------------------                  -----------------------------
Net income (loss)                                         $ 0.01            $ (0.00)                          $ 0.03        $ 0.00
                                                   =================================                  =============================

Income (loss) per common share - diluted:
Income from continuing operations                         $ 0.00            $ (0.00)                          $ 0.05        $ 0.02
Loss from discontinued operations                        $ (0.00)           $ (0.00)                         $ (0.02)      $ (0.02)
                                                   ---------------------------------                  -----------------------------
Net income (loss)                                         $ 0.00            $ (0.00)                          $ 0.03        $ 0.00
                                                   =================================                  =============================

Weighted average common shares outstanding:

Basic                                                 18,501,286         18,501,286                       18,141,753    18,141,753

Diluted                                               19,137,586         19,137,586                       18,614,811    18,614,811

5.    DISCONTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a note receivable of approximately $1.5 million (see Note 9 - "Notes Receivable - Non-current"). The Company has estimated an allowance against the note receivable of $0.8 million. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying consolidated statements of income. The Company recorded no gain or loss on this transaction.

During the quarter ended December 31, 2005, the Company approved plans to discontinue two operations that did not fit within management's strategic plans, thereby ceasing operations of the Company's software development subsidiary, Axcess Technology Corp. ("ATC"), and ATC's South African subsidiary Axcess Technology Corp, SA ("ATCSA"), as of December 31, 2005. The Company has dismissed all but one employee as of December 31, 2005, transferring them to Nationwide Money Services, Inc. All assets and liabilities have been transferred to either Nationwide Money Services, Inc. or Cash Axcess Corp., SA. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified ATC and ATCSA as discontinued operations and reported their operating results within discontinued operations in the accompanying consolidated statements of income. The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows:

                                       For the year ended     For the year ended
                                        December 31, 2005      December 31, 2004
                                        -----------------      -----------------

Revenues                                       $   1,423              $   7,950

Cost of revenues                                   8,010                  8,206
                                        -----------------      ----------------

     Gross profit                                 (6,587)                  (256)
                                        -----------------      ----------------

Operating expenses

     Depreciation and amortization                46,868                 50,650

     Selling, general and administrative         813,689                595,031
                                        -----------------      ----------------
        Total operating expenses
                                                 860,557                645,681
                                        -----------------      ----------------

     Loss from operations                       (867,144)              (645,937)
                                        -----------------      ----------------

Other income (expense)

     Interest expense                                 --                   (199)
                                        -----------------      ----------------
        Total other income
                                                      --                   (199)
                                        -----------------      ----------------

Loss from discontinued operations               (867,144)              (646,136)


Provision for income tax benefit                      --                     --
                                        -----------------      ----------------

Loss from discontinued operations              $(867,144)             $(646,136)
                                        =================      ================

6.    ASSETS HELD FOR SALE

      Fixed assets which are out of service and are held for sale as of December 31, 2005 are as follows:

Automated teller machines                                            $ 1,095,890

Less: accumulated depreciation and amortization                          610,575
                                                                     -----------
Assets Held for Sale, net                                            $   485,315
                                                                     ===========

7.    FIXED ASSETS

     Fixed assets from continuing operations consist of the following as of December 31, 2005:


Automated teller machines (A)                                        $ 6,701,950
Furniture and fixtures                                                   459,130
Computers, equipment and software (A)                                  3,444,283
Automobiles                                                              201,367
Leasehold equipment                                                       64,508
                                                                     -----------
                                                                      10,871,238
Less: accumulated depreciation and amortization (B)                    3,591,039
                                                                     -----------
Fixed assets, net                                                    $ 7,280,199
                                                                     ===========

(A)   See Note 15 for ATMs and computers held under capital leases.

(B) Depreciation expense from continuing operations for the years ended December 31, 2005 and 2004 was; $987,748 and $783,971, respectively.

8.   INTANGIBLE ASSETS AND MERCHANT CONTRACTS

     The following table summarizes Intangible assets and merchant contracts during the fiscal year ended December 31, 2005:

                                                Gross Carrying     Accumulated        Net
                                                  Value            Amortization

Goodwill                                         $ 4,189,645       $   168,286       $ 4,021,359
Other Intangible Assets                          $   316,642       $    53,834       $   262,808
Merchant contracts                               $14,527,348       $ 1,181,314       $13,346,034
                                                 -----------       -----------       -----------
Total Intangible assets and merchant contracts   $19,033,635       $ 1,403,434       $17,630,201
                                                 ==========        ===========       ===========


      The Company recorded amortization expense of $469,248 and $375,590, for the years ended December 31, 2005 and 2004, respectively. Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts, is expected to be as follows:

         For the years ending
         December 31,

         2006                                                       $701,133
         2007                                                       $701,133
         2008                                                       $701,133
         2009                                                       $701,133
         2010                                                       $701,133

      The Company has no intangible assets, other than goodwill, that are not subject to amortization.

9.    NOTES RECEIVABLE - Non-current

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a note of approximately $1.5 million.

Notes receivable - non-current consist of the following at December 31, 2005:

(a) 9%  promissory  note  receivable  requiring  monthly  interest  payments      $   778,360
starting  October  1,  2006 and    quarterly principal payments
starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, net of reserve of $761,640
(b) 10% promissory note due February 2007, net of reserve of $42,939                    56,956
Less current maturities                                                                (50,000)
                                                                                   -----------
                                                                                   $   785,316
                                                                                   ===========

      a) Effective September 30, 2005, the Company sold its wholly-owned subsidiary, Electronic Payment & Transfer Corporation, for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note 5 - "Discontinued Operations").

      b) In February 2004, the Company issued a note receivable in the amount of $190,000 due within 1 year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of December 31, 2005 is $99,895. The promissory note is collateralized by the Company's stock and may need to be further reserved should the stock price of the Company decline.

10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities at December 31, 2005 are as follows:

         Accounts payable                                       $      1,229,313
         Accrued commissions                                             237,951
         Accrued payroll                                                 260,711
         Accrued audit fees                                              250,000
         Other                                                           671,665
                                                                ----------------

         Accounts payable and accrued liabilities               $      2,649,640
                                                                ================

11.   AUTOMATED TELLER MACHINE VAULT CASH PAYABLE

      Automated teller machine vault cash payable consists of funds collected through providing network and switching services for ATMs. Additionally, these funds have been reported as automated teller machine vault cash payable on the consolidated balance sheet with offsetting automated teller machine vault cash at December 31, 2005. As of December 31, 2005, automated teller machine vault cash payable of $463,064 consists of cash collected through network and switching services payable to various third-parties. The cash is secured with a proportionate share of the automated teller machine vault cash, due on demand and the Company rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the funds. The Company does not use its own funds for vault cash, but rather relies upon third party sources. In general, the Company rents vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by, the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day's withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds.

12.   NOTES PAYABLE - RELATED PARTIES

      As of December 31, 2005, notes payable - related parties consist of the following:

      Promissory note in the amount of $218,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000,
      bearing an annual interest rate of 11%, and due June 2013                      $          178,251

      Subordinated unsecured debentures of $1,225,000 provided by certain stockholders with interest only payments made quarterly at a rate of 9%, with balloon payments due October 28, 2010, net of discounts and fees 1,169,844

                                                                                              1,348,095
      Less: current portion                                                                      16,487
                                                                                     ------------------

      Long-term portion of notes payable - related parties                           $        1,331,608
                                                                                     ==================

      As of December 31, 2005, principal payments due on the notes payable - related parties are as follows:

      2006                                                                           $           16,487
      2007                                                                                       18,471
      2008                                                                                       20,695
      2009                                                                                       23,186
      2010                                                                                    1,250,978
      Thereafter                                                                                 73,434
                                                                                     ------------------
                                                                                     $        1,403,251

      Less discount                                                                            (55,156)
                                                                                     ------------------
      Total                                                                          $        1,348,095
                                                                                     ==================

13.   NOTES PAYABLE

     As of December 31, 2005, notes payable consist of the following:

         The Company entered into promissory notes with two non-related parties.
         One note matures on January 5, 2007 and the second matures on September
         30, 2007. Interest rates on the two notes range between 4% and 6%.
         Notes are secured with certain intangible assets and equipment.                $          128,306

         Cananwill  loan for D&O insurance original note was for $47,709
         due within one year at a rate of  8.37 %.                                                  20,450
                                                                                        ------------------
                                                                                                   148,756
         Less: current portion                                                                     112,382
                                                                                        ------------------

         Long-term portion of notes payable                                             $           36,374
                                                                                        ==================

     As of December 31, 2005, principal payments due on the notes payable are as follows:

         2006                                                                           $          112,382
         2007                                                                                       36,374
                                                                                        ------------------
         Total                                                                          $          148,756
                                                                                        ==================

14. SENIOR LENDERS' NOTES PAYABLE

     Senior lenders' notes payable consist of the following at December 31, 2005:


(a) Wachovia Bank                                                                            $  1,479,167
(b) Wachovia Bank - Third Amended and Restated Loan Agreement                                   2,950,000
(c) CAMOFI Master LDC, net of  warrant valuation discounts of $752,055                          2,747,944
                                                                                             ------------
                                                                                             $  7,177,111
                                                                                             ------------
Less:  current portion                                                                       $  1,770,833
                                                                                             ------------
Senior lenders' notes - long term portion, net                                               $  5,406,278
                                                                                             ============

(a) In September 2004, the Company entered into a senior secured term loan with a bank in the amount of $1,250,000, and a working capital line of credit in the amount of $500,000. In June 2005 the term loan was increased by $500,000 and the line of credit was renewed. The loan and credit line are secured by all the assets of the Company. Principal and interest is due monthly on the loan, and the loan matures at the end of 2 years. The line of credit is due to be paid off within one year. Interest, on both the loan and line of credit, is at an annual rate of Bank Prime plus .25 basis points, which at December 31, 2005 was 7.50%.

(b) On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see Note 3 above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest, which commenced in November 2005. All outstanding principal and interest is payable in full in October 2010. The Company has entered into an interest rate swap related to this senior lender notes payable. The swap exchanges the variable rate of Prime plus 1%, for a fixed rate of interest at 9%.

      The Company's interest rate swap has not been designated as a hedging instrument. The Company's policy is to record the change in fair value as an increase or decrease to interest expense in the accompanying consolidated statements of income. The fair value of the interest rate swap at 12/31/05 was immaterial to the consolidated financial statements.

      In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. The Wachovia
      Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The loan agreement requires the Company to meet certain covenants. The three (3) covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.5; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of December 31, 2005 the Company was not in compliance with the covenants described in 2 and 3 above. The Company has obtained a waiver of these covenants through March 31, 2006 and September 30, 2006, respectively.


(c) On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see (b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) a $3,500,000 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinated to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The allocation of the proceeds between the Note and the Warrant was based upon the relative fair value of each security. The Black-Scholes Model was used to determine the fair value of the Warrant. The Warrant was assigned a fair value of $772,816 which has been recorded as a discount to the Note. Due to the terms and value of the exercise and conversion prices there is no significant beneficial conversion feature. As of December 31, 2005 the Company was in compliance or had obtained waivers for all covenants.

     As of December 31, 2005, principal payments due on the senior lenders' notes payable are as follows:

      2006                                                    $        1,770,833
      2007                                                               700,000
      2008                                                               700,000
      2009                                                               700,000
      2010                                                             4,058,333
                                                              ------------------
                                                              $        7,929,166

      Less discount                                                    (752,055)
                                                              ------------------
      Total                                                   $        7,177,111
                                                              ==================

15.   CAPITAL LEASE OBLIGATIONS

      The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $2,880,307 require minimum monthly lease payments ranging from $30 to $8,539 with interest rates ranging between 3.73% and 23.00%. The future minimum lease payments required under capital lease obligations as of December 31, 2005, are as follows:

      2006                                                    $        1,197,058
      2007                                                             1,059,359
      2008                                                               628,195
      2009                                                               366,631
      2010                                                                87,783
                                                              ------------------
                                                                       3,339,026
      Less: amount representing interest                                 458,719
                                                              ------------------
      Present value of minimum lease payments                      2,880,307
      Less: current portion of capital lease obligations             947,165
                                                              ------------------

      Total                                                   $        1,933,142
                                                              ==================

      Equipment leased under capital leases as of December 31, 2005, totals $2,156,355, which is net of accumulated depreciation of $262,438.

16.   OTHER INCOME

      During fiscal year 2004, the Company settled a claim whereby 380,000 shares of common stock with a market value of $304,000 were returned to the Company. The shares were subsequently cancelled.

17.   COMMITMENTS AND CONTINGENCIES

      Leased facilities - The Company entered into a new office lease in Texas which commenced February 1, 2005, and has a term of two years. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease through 2006. During September 2004, the Company renewed the operating lease for its Florida office under a non-cancelable operating lease. This agreement calls for an annual base rent of approximately $180,326 with an annual cost of living increase of 3%. Rent expense during the years ending December 31, 2005 and 2004 was $297,981 and $159,125, respectively.

      The  following is a schedule by years of future  minimum  rental  payments
      required   under   operating   leases  that  have   initial  or  remaining
      non-cancelable lease terms in excess of one year as of December 31, 2005:

      2006                                                     $        276,603
      2007                                                              233,674
      2008                                                              229,521
      2009                                                               55,185
      2010                                                                2,909
                                                               ----------------
                                                               $        797,892
                                                               ================

18.   LEGAL PROCEEDINGS

      During the fourth quarter of 2002, the Business Software Alliance ("BSA") conducted an audit of software in use by Global Axcess' subsidiary Nationwide Money Services, Inc. ("NMS"). BSA alleges that NMS infringed on software copyrights for Microsoft and Symantec. On December 5, 2002, BSA sent NMS a letter requesting payment of $237,842 plus attorney fees for purportedly misappropriated software that was installed on NMS computers. While acknowledging that some software was inappropriately installed on NMS computers, NMS disagrees with the facts presented in the BSA letter. The Company settled this claim during the year ended December 31, 2005.

      In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The Company believes that this claim is unfounded. The Company's management believes that, while the outcome of this claim cannot be predicted with certainty, this claim will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

      From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position.

19.   CONSULTING AND EMPLOYMENT AGREEMENTS

      The Company has the following significant employment contracts with executive officers of the Company:

      The Chairman and CEO has a five year employment contract from June 30, 2004 to June 30, 2009, under Board and the Chairman's approval. The agreement provides the Chairman and CEO with the following compensation: an annual salary of $250,000; which has been increased to $275,000 once certain milestones were achieved, and can be raised to $350,000 when other milestones are achieved; an annual bonus to be determined and awarded by the Compensation Committee; and an 18 month severance agreement. The compensation under this agreement for the fiscal year ended December 31, 2005 was $275,000 and $137,500 for the fiscal year ended December 31, 2004.

      The President has a two year employment contract from April 29, 2002 to April 29, 2004, which has been extended for two additional years and six months until December 31, 2007 under Board and the President's approval. For performance as a director and officer, the Company will compensate the President with the following: a monthly salary of $7,500, which has been increased to an annual amount of $200,000 once certain milestones were achieved and an annual bonus and stock options to be determined and awarded by the Compensation Committee; and a 12 month severance agreement. The compensation under this agreement in 2005 and 2004 was, $200,000 and $200,000, respectively.

20.   CONVERSION OF NETWORK PROCESSING

      In December 2005, the Company, entered into a Distributor ATM Processing Agreement (the "Agreement") with Genpass Technologies LLC ("Genpass"). Pursuant to the Agreement, the Company agreed to engage Genpass to be the exclusive provider (with certain exceptions) of certain electronic funds transfer services including the processing of ATM transactions for the Company. The term of the Agreement is seven years and is automatically renewed for periods of two years unless notice to terminate is provided 180 days prior to the end of the applicable period.

21.   COMMON STOCK

      All share and per share amounts, in this Note give retroactive effect to the 1-for-5 reverse stock split of the Company's common stock that occurred on April 28, 2005.

      On January 15, 2004, the Company closed its Regulation S private offering whereby it raised $1,039,500 during the three months ended March 31, 2004 in connection with the sale of 2,204,063 (881,625 shares) units for $2.50 per unit to accredited investors and issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as below:

      On January 19, 2004, the Company closed its 2nd private offering whereby it raised $490,000 during the three months ended March 31, 2004 in connection with the sale of 1,070,000 (428,000 shares) units for $2.50 per unit to accredited and institutional investors. Each unit consists of two shares of common stock of the Company and issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as below:

      On January 29, 2004, the Company raised $3,500,000 in connection with the sale of 2,800,000 shares of common stock for $1.25 per share to two institutional investors. The investors, upon the purchase of every two shares of common stock, also received four common stock purchase warrants, which resulted in the issuance of 5,600,000 common stock purchase warrants. The Company issued four types of warrants (F Warrants, G Warrants, H Warrants and I Warrants), which are exercisable for a period of five years or for 18 months after the effective date of a registration statement covering the shares of common stock underlying the warrants, whichever is longer. The four warrants terms are as follows:

      o The F Warrants are exercisable at $1.75 per share and are not callable by the Company.

      o The G Warrants are exercisable at $1.75 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $3.50 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares of common stock underlying the G Warrant.

      o The H Warrants are exercisable at $2.50 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $5.00 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares of common stock underlying the H Warrant.

      o The I Warrants are exercisable at $5.00 per share and are callable by the Company if the market price of the Company's common stock is equal to or in excess of $6.25 for a period of twenty consecutive days and there is an effective Registration Statement covering the shares of common stock underlying the I Warrant.

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

      During January 2004, shareholders exercised stock purchase warrants for 46,993 shares of common stock. These stock purchase warrants were exercised at several prices per share for an aggregate amount of $15,155.

      During the three months ending March 31, 2004 shareholders exercised stock purchase warrants for an aggregate of 2,570,697 shares of common stock. These stock purchase warrants were exercised on a cashless provision.

      During February 2004, shareholders exercised stock purchase warrants for 85,910 shares of common stock. These stock purchase warrants were exercised at $0.50 per share for an amount of $42,955.

      Also during February 2004, shareholders exercised stock options for 33,333 shares of common stock. These stock options were exercised at $2.50 per share for an amount of $83,333.

      In March 2004, shareholders exercised stock purchase warrants at $1.75 per share and received net proceeds of $1,997,124. The Company issued 1,505,358 shares on April 1, 2004.

      During April 2004, in connection with one settlement, 76,000 common shares were returned to the Company. These shares were originally issued in 2001 for consulting fees and charged against income. At the time the settlement occurred, these shares had a market value of $4.00 per share. As a result, a $304,000 gain was recognized in other income for these Treasury shares that were returned to the Company.

      During September 2004, the Company issued Debt with stock purchase warrants attached at an exercise price of $1.75 per share. A total of 135,000 shares underlying the stock purchase warrants for a fair value of $68,549 were issued.

      In October 2004, 2,500 options were exercised by an employee at $0.35 per share for $875.

      During the fourth quarter of the year, 4,000 shares were issued for consulting services at a fair value of $2,394.

      During October 2004, there was an exercise of 40,000 stock purchase warrants at an exercise price of $.50 per share.

      In December 2004, an employee exercised 400 options at an exercise price of $0.675 per share.

      During December 2004 the Company issued 240,000 stock options for consulting services at an exercise price of $1.50, for a fair value of $9,094.

      During December 2004, the Company prepaid $12,500 of consulting costs in connection with its financing activities.

      During 2005, the Company issued 4,248 shares of its common stock to employees and consultants in lieu of cash compensation.

      During 2005, the Company issued an aggregate of 46,500 shares of its common stock upon the exercise of stock options previously granted by the Company to various employees and consultants with exercise prices ranging from $0.35 to $1.30.

      During March 2005, the Company issued 452,855 shares of common stock in connection with one private placement transaction. Units offered consisted of four shares of common stock and two common stock purchase warrants exercisable at $1.75 per share for three years. The price per unit was $5.60.

      During April 2005, in connection with the 5 for 1 reverse stock split, the Company reacquired and issued 165 net shares of its common stock.

      During 2005, shareholders exercised stock purchase warrants for an aggregate of 460,000 shares of common stock. These stock purchase warrants were exercised at $0.50 per share resulting in proceeds to the Company of $230,433.

      In October 2005, the Company reduced the warrant exercise price from $1.75 to $1.25 and extended the expiration of the warrant term from September 9, 2007 to October 21, 2010 for 73,500 stock purchase warrants attached to debt issued in September 2004 in return for extending the debenture term to at least October 31, 2010. The change in fair value of the warrants was recorded as additional paid in capital.

      In October 2005, the Company converted $993,772 in debentures, net of related discounts, issued in September 2004 to equity at a conversion price of $1.25 or 820,000 shares, and reduced the exercise price of the warrants attached to the debentures from $1.75 to $1.25 and extended the expiration of the warrant term from September 9, 2007 to October 21, 2010. The fair value of equity approximates the fair value of the debt converted and the fair value of the warrant repricing.

      In October 2005, the Company reduced the warrant exercise price from $1.75 to $1.25 for 452,855 shares of common stock issued in connection with one private placement transaction in March 2005 in return for subscribers extending the warrant registration filing deadline from September 30, 2005 to December 31, 2005. The change in fair value of the warrants was recorded as additional paid in capital.

      During   November   2005,  in  connection   with  one  private   placement
      transaction, the Company issued 1,600,000 shares of common stock at $1.25 per share.

22.   INCOME TAXES

            The components of the provision for income taxes are as follows:

                                                             2005       2004
Current:
  Federal                                                 $      --   $      --
  State                                                          --          --

Deferred:
  Federal                                                   182,487    (453,212)
  State                                                      26,931     (85,084)

                                                          ---------   ---------
  Income tax expense (benefit):                           $ 209,418   $(538,296)
                                                          =========   =========


      Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

                                                                                    2005                   2004
Deferred tax assets:
   Arising from operating loss and credit carryforwards                           $ 3,793,443           $ 2,854,197
   Valuation allowance                                                             (2,412,000)           (1,582,908)

                                                                           -------------------      ----------------
Deferred tax assets                                                                 1,381,443             1,271,289
                                                                           -------------------      ----------------

Deferred tax liability:
Arising from accumulated depreciation and amortization                              1,041,643               732,993

Deferred tax liability                                                              1,041,643               732,993
                                                                           -------------------      ----------------
Net deferred tax asset                                                                339,800               538,296

Current portion                                                                             -               216,017
Non-current portion                                                                   339,800               322,279
                                                                           -------------------      ----------------
Net deferred tax asset                                                              $ 339,800             $ 538,296
                                                                           ===================      ================


The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate                                                               -34.00%               -34.00%
State Income Tax Rate, net of
federal tax effect                                                                      0.17%                -3.84%
Non-taxable losses from foreign jurisdictions                                          34.36%                 0.00%
Permanent items                                                                         1.25%                -1.97%
Change in valuation allowance                                                          39.00%               -89.46%

Effective tax rate                                                                     40.78%              -129.27%


      In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2005 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

      At December 31, 2005, the Company has federal and state net operating loss carryforwards remaining of approximately $9,800,000 that may be offset against future taxable income through 2024. As part of management's tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing it tax depreciation methods for future utilization of the NOL.

23.   NET INCOME PER COMMON SHARE

      Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share:

     [OBJECT OMITTED]][GRAPHIC OMITTED]

24. STOCK OPTIONS AND WARRANTS

     Stock options - During the years ended December 31, 2005 and 2004, the Company granted stock options totaling 277,200 and 1,239,600 shares of its common stock, with a weighted average strike price of $1.42 and $1.45 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company's stock options activity under compensation plans:

                                                      Number          Weighted
                                                        Of            Average
                                                      Options     Exercise Price
Balance, December 31, 2003                           1,975,300      $   2.60
     Options granted                                 1,239,600          1.45
     Options canceled                                 (100,000)         1.75
     Options expired                                  (537,667)         4.00
       Options exercised                               (35,833)         0.35
                                                    ----------      --------
Balance, December 31, 2004                           2,541,400      $   1.90
     Options granted                                   277,200          1.42
     Options cancelled                                (610,700)         1.40
     Options expired                                  (228,050)         1.51
     Options exercised                                 (46,500)         0.90
                                                    ----------      --------

Balance, December 31, 2005                           1,933,350      $   1.43
                                                    ==========      ========

Pro forma disclosure - Pro forma information regarding net income and net earnings per share, as disclosed in Note 2, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                          2005              2004
                                                         -----             -----
Weighted-average risk free interest rate                 4.75%             3.75%
Expected life of option (years)                          1.0               2.0
Expected stock volatility                              115%               70.5%
Expected dividend yield                                  0.00%             0.00%
                                                         -----             -----

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

                   Shares       `                                               Shares
                   Underlying         Weighted Average      Weighted            Underlying     Weighted
                   Options            Remaining             Average             Options        Average
Exercise Price     Outstanding        Contractual Life      Exercise Price      Exercisable    Exercise Price
$0.25-$1.25               492,150     2 years               $       0.81          427,900      $       0.79
$1.26-$20.00            1,441,200     3 years               $       1.64        1,221,000      $       1.65
                   ---------------                          ------------------------------------------------
                        1,933,350                           $       1.43        1,648,900      $       1.43
                   ===============                          ================================================


                                Exercise Price
                               Equals, Exceeds or
        Number of              is Less Than Mkt.             Weighted                                    Weighted
     Remaining Options          Price of Stock               Average                 Range of             Average
          Granted                on Grant Date            Exercise Price          Exercise Price          Fair Value
     ---------------              ----------------        ---------------         ---------------        ---------------
                  --                 Equals               $            --         $            --        $            --
           1,441,200                 Exceeds                         1.64                    5.70              2,363,568
             492,150                Less Than                        0.81                    0.25                398,642
     ---------------                                      ---------------         ---------------        ---------------
           1,933,350                                      $          1.43         $            --        $     2,762,210
     ===============                                      ===============         ===============        ===============

     Stock warrants. The following table summarizes the Company's stock warrant activity:

                                                   Number           Weighted
                                                     Of              Average
                                                  Warrants        Exercise Price
                                               ---------------- ----------------
         Balance, December 31, 2003                  7,133,999  $           3.60
                                               ---------------- ----------------
              Warrants granted                       8,638,600              3.70
              Warrants canceled                             --                --
              Warrants expired                       (342,663)             36.00
              Warrants exercised                   (4,491,732)              0.90
                                               ---------------  ----------------

         Balance, December 31, 2004                 10,938,204  $           2.70
                                               ===============  ================
              Warrants granted                       1,877,856              1.68
              Warrants canceled                             --                --
              Warrants expired                       (470,000)              1.48
              Warrants exercised                     (468,100)              0.51
                                               ---------------  ----------------

         Balance, December 31, 2005                 11,877,960  $           2.67
                                               ===============  ================

      Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, no pro forma disclosure is required as stock warrants were issued for cash not as part of stock based consideration.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2005:


                                    Weighted
                   Shares           Average             Weighted       Shares             Weighted
                   Underlying       Remaining           Average        Underlying         Average
                   Warrants         Contractual         Exercise       Warrants           Exercise
Exercise Price     Outstanding      Life                Price          Exercisable        Price
$       0.50           60,900       .26 years           $   0.50           60,900         $ 0.50
$       1.25          382,856       3.28 years          $   1.25          382,856         $ 1.25
$       1.65           80,000       1.1 years           $   1.65           80,000         $ 1.65
$       1.75        5,751,402       1.1 years           $   1.75        5,751,402         $ 1.75
$       2.50        2,801,401       .89 years           $   2.50        2,801,401         $ 2.50
$       5.00        2,801,401       .89 years           $   5.00        2,801,401         $ 5.00
----------------------------------------------------------------------------------------------------
                   11,877,960                           $   2.67       11,877,960         $ 2.67
====================================================================================================

25.   RELATED PARTY TRANSACTIONS

In February 2004, we issued 182,486 shares of common stock to Michael Dodak, a stockholder, officer, and director of our company, through exercise of 200,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 182,486 shares of common stock to David Fann, a stockholder, officer, and director of our company, through exercise of 200,000 Private Placement Offering Warrants (offsetting an equal amount of debt currently owed by our company) at $0.50 per share and exercised as cashless.

In February 2004, we issued 72,994 shares of common stock to Robert Colabrese, a stockholder, and officer of our company, through exercise of 80,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 18,248 shares of common stock to David Surette, a stockholder, and officer of our company, through exercise of 20,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In February 2004, we issued 73,007 shares of common stock to Lock Ireland, a stockholder and director of our company, through exercise of 80,000 Private Placement Offering Warrants at $0.50 per share and exercised as cashless.

In March 2004, we issued 2,000 shares of common stock to Lock Ireland, a stockholder and director of our company, through exercise of 2,000 Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In March 2004, we issued 140,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through exercise of Private Placement Offering Warrants at $1.75 per share.

In February 2004, we issued 533,332 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 533,332 shares of common stock to Renaissance Capital Growth & Income Fund III, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 533,332 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $666,666 and we issued 1,066,668 Warrants exercisable from $1.75 to $5.00.

In February 2004, we issued 1,200,000 shares of common stock to Baron Partners, LP, a stockholder and beneficial owner of our company, through a Private Placement Offering for $1,500,000 and we issued 2,400,000 Warrants exercisable from $1.75 to $5.00.

In September 2004, we issued 3,000 warrants to Lock Ireland, a stockholder and director of our company, as part of a debenture with an exercise price of $1.75 per share.

In September 2004, we issued 66,000 warrants to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, as part of a debenture with an exercise price of $1.75 per share.

As of December 31, 2004, we had an unsecured promissory note in the amount of $192,966 outstanding payable to Robert Mehlman, a stockholder of our company. The note bears interest in the amount of 11% and is due in June 2013.

In October 2005, we reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 66,000 warrants held by BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, in return for a five year extension on $1,000,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

In October 2005, the Company converted $993,772 in debentures, net of related discounts, issued in September 2004 to a stockholder, for equity at a conversion price of $1.25 and reduced the exercise price of the warrants attached to the debentures from $1.75 to $1.25 and extended the expiration of the warrant term from September 9, 2007 to October 21, 2010. The fair value of equity approximates the fair value of the debt converted and the fair value of the warrant re-pricing.

In October 2005, we reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 3,000 warrants held by Lock Ireland, a stockholder and director of our company, in return for a five year extension on $50,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

As of November 2005, we issued 600,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $750,000 and we issued 240,000 Warrants exercisable for $1.75.

As of November 2005, we issued 600,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of our company, through a Private Placement Offering for $750,000 and we issued 240,000 Warrants exercisable for $1.75.

26.   SUBSEQUENT EVENTS

On April 3, 2006 the Company received a significant payment from Genpass Technologies LLC, in relation to the Distributor ATM Processing Agreement for the conversion of network processing.

On April 11, 2006 the Company entered into a letter of intent and is currently negotiating a Subscription and Shareholder Agreement to sell 50% of its South African subsidiary Cash Axcess Corporation (Proprietary) Limited.