Form 10QSB
period 2006-03-31
GLOBAL AXCESS CORP
filed 2006-05-15
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

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

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. ☒

As of May 12, 2006, the Issuer had 21,011,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2006. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,406,639
Automated teller machine vault cash	318,590
Accounts receivable, net of allowance for doubtful accounts of $176,854	1,466,864
Note receivable - current	50,000
Inventory	195,465
Deferred tax asset - current	329,197
Prepaid expense and other current assets	473,114
Total current assets	4,239,869

Assets held for sale, net	485,316
Fixed assets, net	7,662,967

Other assets
Merchant contracts, net	13,189,652
Intangible assets, net	4,264,470
Notes receivable - non-current, net of allowance of $804,579	747,090
Deferred tax asset - non-current	322,279
Other assets	54,223

Total assets	$30,965,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,489,370
Automated teller machine vault cash payable	318,590
Deferred revenue - current	89,500
Notes payable-related parties - current portion	17,157
Notes payable - current portion	104,056
Senior lenders' notes - current portion, net	1,004,167
Capital lease obligations - current portion	1,059,901
Total current liabilities	6,082,741

Long-term liabilities
Notes payable-related parties - long-term portion	1,326,990
Notes payable - long-term portion	16,997
Senior lenders' notes - long term portion, net	5,318,878
Capital lease obligations - long-term portion	2,182,425
Deferred tax liability- long term portion	311,676
Total liabilities	15,239,707

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 20,971,786 shares issued and outstanding	20,972
Common Stock Payable	20,000
Additional paid-in capital	22,359,571
Accumulated deficit	(6,674,384)
Total stockholders' equity	15,726,159
Total liabilities and stockholders' equity	$30,965,866

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Revenues	$5,245,570	$4,717,236

Cost of revenues	2,968,362	2,704,439
Gross profit	2,277,208	2,012,797

Operating expenses
Depreciation and amortization	624,396	311,108
Selling, general and administrative	1,554,097	1,171,570
Total operating expenses	2,178,493	1,482,678
Operating income from continuing operations
before items shown below	98,715	530,119

Other income (expense)
Interest expense, net	(331,063)	(121,541)
Gain on sale of assets	14,433	-
Other income (expense)	(660,000)	-
Total other (expense)	(976,630)	(121,541)

Income (loss) from continuing operations before
provision for income taxes	(877,915)	408,578
Federal income tax (expense) benefit	-	-
Income (loss) from continuing operations	(877,915)	408,578
Loss from discontinued operations, net of tax	$-	$(229,660)
Net income (loss)	$(877,915)	$178,918

Income (loss)per common share - basic:
Income (loss) from continuing operations	$(0.04)	$0.02
Loss from discontinued operations	$-	$(0.01)
Net income/(loss)	$(0.04)	$0.01

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.04)	$0.02
Loss from discontinued operations	$-	$(0.01)
Net income/(loss)	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	20,971,336	17,751,630
Diluted	20,971,336	18,618,178

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended
	March 31,2006	March 31, 2005

Cash flows from operating activities:
(Loss) income from continuing operations	$(877,915)	$408,578
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock based compensation	13,724	4,542
Depreciation and amortization	624,396	311,108
Accretion of discount on notes payable	37,600	7,902
Write-off of uncollectible note receivable	38,226	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	144,474	58,823
Change in accounts receivable	(30,060)	(165,877)
Change in inventory	(35,951)	(19,827)
Change in prepaid expenses and other current assets	(189,281)	22,807
Change in other assets	(15)	(10,231)
Change in accounts payable and accrued liabilities	839,730	198,930
Change in automated teller machine vault cash payable	(144,474)	(58,823)
Net cash provided by continuing operating activitities	420,454	757,932
Discontinued operations
Net loss	-	(229,660)
Adjustments to reconcile loss to net cash used in
discontinued operations:
Depreciation	-	8,359
Change in accounts receivable	-	2,518
Change in accounts payable and accrued liabilities	-	(30,012)
Change in prepaid expenses and other current assets	-	(3,101)
Net cash used in discontinued operating activities	-	(251,896)
Net cash provided by continuing and discontinued operating activities	420,454	506,036

Cash flows from investing activities:
Purchase of merchant contracts	-	(20,825)
Purchase of property and equipment	(218,425)	(726,689)
Net cash used in investing activities for continuing operations	(218,425)	(747,514)
Purchase of property and equipment used in discontinued operating activities	-	(110,103)
Net cash used in investing activities	(218,425)	(857,617)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,450	644,618
Deferred offering costs	-	(12,500)
Proceeds from notes payable	-	48,406
Principal payments on senior lenders' notes	(891,666)	(156,250)
Principal payments on notes payable	(27,703)	-
Principal payments on notes payable - related parties	(3,948)	-
Principal payments on capital lease obligations	(250,642)	-
Net cash provided by (used in) financing activities	(1,153,509)	524,274
(Decrease) increase in cash	(951,480)	172,694
Cash, beginning of period	2,358,119	496,823
Cash, end of the period	$1,406,639	$669,517

Cash paid for income taxes	-	-
Cash paid for interest	$(293,463)	$(113,640)

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months ended
	March 31, 2006	March 31, 2005
Investing activities:
Purchase of assets under capital lease obligations	$612,661	527,192

Financing activities
Stock issued for compensation	13,724	4,542
Discount of notes payable	37,600	7,902
Total non-cash financing activities	$51,324	$12,444

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Global Axcess Corp and subsidiaries ("the Company").

The interim condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All adjustments are of normal recurring nature, with the exception of :

• $410,000 increase in accrual for potential settlement of legal claim(see note 5)
• $250,000 increase in legal and other accrued expenses

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly owned subsidiaries, is a network-based electronic commerce and transaction processing company; and an automated teller machine ("ATM") network and processing consolidator.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc., and Cash Axcess Corporation (Proprietary) Limited, (see Footnote 3 referring to subsidiaries included as discontinued operations). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2005 condensed consolidated statement of cash flows and condensed consolidated statement of operations to conform to 2006 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Transaction service and processing fees are recognized in the period that the service is performed. The Company receives service fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. Software sales and services revenue is recognized when complete, shipped and invoiced. ATM sales revenue is recognized when the ATM is shipped and installed. Revenue from managing ATMs for others is recognized each month when the services are performed.

Inventory

ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At March 31, 2006, the Company’s ATM machine inventory totaled $195,465. Inventories are valued at the lower of cost (first-in, first-out method) or market.

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

Amortization of Assets

As of March 31, 2006 the Company has accumulated amortization totaling $241,818 against intangible assets totaling $4,506,288.

As of March 31, 2006 the Company has accumulated amortization totaling $1,356,510 against merchant contracts totaling $14,546,162.

Fixed assets

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age to estimate useful economic lives and values.

Assets Held for Sale

ATM machines and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service or sold. The Company plans on having the assets held for sale at March 31, 2006 either sold or reinstalled by the end of fiscal year 2006. Once in service, each ATM machine is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM machine and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. The Company reviews the Assets Held for Sale for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No.144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”.

Intangible Assets - Goodwill and Merchant Contracts

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

The Company’s intangible assets are made up of merchant contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to determine at each contract’s renewable period, whether they will actually renew and if not to amortize the cost over the remaining life of the contract. The second step is to compare the fair value of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts.

Fair value of financial instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at March 31, 2006 based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per share

In calculating basic income (loss)  per share, net income (loss)  is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss)  per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. The reverse stock split was applied retroactively to all previously disclosed share and per share amounts. The diluted earnings per share amount equals basic earnings per share for the three months ended March 31, 2006 because the Company had a net loss and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Numerator
Income (loss) from continuing operations	(877,915)	408,578
Loss from discontinued operations	-	(229,660)

Numerator for diluted income (loss) per share
available to common stockholders	(877,915)	178,918

Denominator
Weighted average shares	20,971,336	17,751,630
Effect of dilutive securities:
Employee stock options & warrants	-	866,548

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,971,336	18,618,178

Income (loss) per common share - basic:
Income (loss) from continuing operations	(0.04)	0.02
Loss from discontinued operations	-	(0.01)
Net Income (loss) per share	(0.04)	0.01

Income (loss) per common share - diluted:
Income (loss) from continuing operations	(0.04)	0.02
Loss from discontinued operations	-	(0.01)
Net Income (loss) per share	(0.04)	0.01

Reverse Stock Split

Effective April 28, 2005, the Company implemented a one-for-five reverse split of its outstanding common stock. All information regarding share and per share amounts have been adjusted within the financial statements to reflect the reverse stock split.

Income taxes

The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Segment information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates under one segment.

Research and development costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. Other development costs include development of card-based business and development of foreign ATM operations. During the past three month periods ending March 31, 2006 and 2005, the amount of research and development costs, which were borne entirely by the Company, amounted to $102,601 and $333,623, respectively.

Repairs and maintenance costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs, the revenue driving equipment, are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Internally Developed Software

Costs incurred related to internally developed software, including interest, are capitalized and amortized over the useful life of the software for an average life of three years. During the quarter ended March 31, 2006 and 2005, the Company capitalized $ 0 , and approximately $341,000 of internally developed software, respectively.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after October 1, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. During the quarter ended March 31, 2006, the Company recorded $13,724 of stock based compensation expense in the accompanying condensed consolidated statement of operations.

Risk Factors

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

• Default Under our Credit Agreements

The Company has received a waiver of certain covenants from its senior lender during the 1st quarter of 2006. There were no other covenants under debt agreements with lenders that were not met.

• Our sales depend on transaction fees from our networks of ATMs. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.

• Transaction fees for our network of ATMs produce substantially all of our sales. Consequently, our future operating results will depend on both transaction volume and the amount of the transaction fees we receive. Our transaction volume and fees will depend principally upon:

•	our ability to find replacement sites in the event of merchant turnover;

•
competition, which can result in over-served markets, pressure both to reduce existing fee structures and increase sales discounts to merchants and reduced opportunities to secure merchant or other placements of our machines;

•	our ability to service, maintain and repair ATMs in our network promptly and efficiently;

•	continued market acceptance of our services; and

•	government regulation and network adjustment of our fees.

• Changes in laws or card association rules affecting our ability to impose surcharge fees and continued customer willingness to pay surcharge fees;

• Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

• Our ability to expand our ATM base and transaction processing business;

• The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our expansion plans;

• Our ability to maintain our existing relationships with Food Lion and Kash n’ Karry;

• Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates;

• The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

• Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

• Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

• Our ability to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

• Our ability to retain senior management and other key personnel;

• Our ability to comply with mandated Triple DES configuration; and

• Changes in general economic conditions.

3.	DISCOUNTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see Note 4 - "Notes Receivable - Non-current"). The Company has estimated an allowance against the note receivable of $0.8 million. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying consolidated statements of income. The Company recorded no gain or loss on this transaction.

During the quarter ended December 31, 2005, the Company approved plans to discontinue two operations that did not fit within management’s strategic plans, thereby ceasing operations of the Company’s software development subsidiary, Axcess Technology Corp. (“ATC”), and ATC’s South African subsidiary Axcess Technology Corp, SA (“ATCSA”), as of December 31, 2005. The Company has dismissed all but one employee as of December 31, 2005, transferring them to Nationwide Money Services, Inc. All assets and liabilities have been transferred to either Nationwide Money Services, Inc. or Cash Axcess Corp., SA. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified ATC and ATCSA as discontinued operations and reported their operating results within discontinued operations in the accompanying consolidated statements of income and statements of cash flow. The Company has not allocated interest to discontinued operations. Operating results, of these discontinued operations were as follows for the period ending March 31, 2005:

2005

Revenues	$600

Cost of revenues	-
Gross Profit	600

Operating Expenses
Depreciation and amortization	8,359
Selling, general and administrative	221,901
Total operating expenses	230,260

Loss from operations	(229,660)

Loss before provision for taxes	(229,660)

Net loss	$(229,660)

4.	NOTES RECEIVABLE

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable.

Notes receivable - non-current consist of the following at March 31, 2006:

(a) 9% promissory note receivable requiring monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, net of reserve of $761,640	$740,134
(b) 10% promissory note due February 2007, net of reserve of $42,939	56,956
Less current portion	(50,000)
$747,090

(c) Effective September 30, 2005, the Company sold its wholly-owned subsidiary, Electronic Payment & Transfer Corporation, for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note 3 - "Discontinued Operations").

(d) In February 2004, the Company issued a note receivable in the amount of $190,000 due within 1 year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of March 31, 2006 is $99,895. The promissory note is collateralized by the Company’s stock and may need to be further reserved should the stock price of the Company decline.

5.	COMMITMENTS AND CONTINGENCIES

Capital leases entered into during the three-month period ending March 31, 2006 mature in 60 months with various rates from 12.07% to 12.11%, totaled $612,661.

Legal proceedings

As of March 31, 2006, the Company has accrued legal costs of $450,000 related to various legal proceedings.

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The Company has accrued $450,000 for potential legal claims as of March 31, 2006.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

6.	INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at March 31, 2006 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At March 31, 2006, the Company has net operating loss carryforwards remaining of approximately $9,800,000 that may be offset against future taxable income through 2025. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

7.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ending March 31, 2006:

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balances, December 31, 2005	20,970,886	20,971	22,345,398	-	(5,796,469)	16,569,900

Stock warrants exercised and issued	900	1	449	-	-	450

Stock warrants exercised and not issued	-	-	-	20,000	-	20,000

Stock Compensation Expense	-	-	13,724	-	-	13,724

Net loss	-	-	-	-	(877,915)	(877,915)

Balances, March 31, 2006	20,971,786	$20,972	$22,359,571	$20,000	$(6,674,384)	$15,726,159

8.	STOCK OPTIONS AND WARRANTS

Pro forma disclosure - Pro forma information regarding net income and net earnings per share, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

March 31, 2005

Weighted-average risk free interest rate	5.25%
Expected life of option (years)	2.0
Expected stock volatility	71%
Expected dividend yield	0.00%

Effective January 1, 2006, the Company adopted provisions of Financial Accounting Standards Board (FASB) Statement No. 123R "Share-Based Payment," (FAS 123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in 2005, but pro forma effects on income were disclosed in the comparative quarter in 2005.

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The cost for all share-based awards granted subsequent to January 1, 2006, represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Prior periods have not been restated.

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for stock-Based Compensation," to stock-based employee compensation.

2005
Net income, as reported	$178,918

Add: Stock-based employee compensation expense included in reported income (loss), net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards,net of related tax effects	$(68,227)

Pro forma net income (loss)	$110,690

Net income/(loss) per common share

Basic income, as reported	$0.01
Basic income/ (loss), pro forma	$0.00

Compensation expense charged against income during the first quarter of 2006 for stock options was $13,724.

9.	SUBSEQUENT EVENTS

On April 3, 2006 the Company received a significant payment from Genpass Technologies LLC, in relation to the Distributor ATM Processing Agreement for the conversion of network processing.

On May 2, 2006 the Company entered into a  Shareholder Agreement to sell 50% of its South African subsidiary Cash Axcess Corporation (Proprietary) Limited, its wholly owned subsidiary, in a stock arrangement with the buyer. The Company will convert a loan into additional shares of stock at the same time. The Company will also either receive or give additional shares of stock and cash if certain milestones are achieved or not achieved, respectively in the twelve month period following the contract date.

On May 4, 2006, the Company entered into a letter agreement with Raymond James & Associates, Inc. (“RJ”) pursuant to which the Company retained RJ to act as its sole, external investment banking advisor in helping the Company evaluate strategic alternatives including the sale of all or a portion of its assets or securities. In consideration for such services, the Company has paid RJ an initial retainer of $50,000 and has agreed to reimburse RJ for all reasonable out of pocket expenses, pay a transaction fee of $500,000 plus 2.5% of any consideration over $16 million received by the Company in connection with any transaction and pay $150,000 in connection with any fairness opinion delivered by RJ to the Company.

On May 9, 2006, Robert Pearson resigned from his position on the Board of Directors.

On May 10, 2006, David J. Surette notified the Company of his resignation as Chief Financial Officer and Chief Accounting Officer effective May 31, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2006. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Revenue Recognition Policies

We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives and has earned based upon their contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a contracted expense a lease fee for the use of the ATM or space rent and pays this to the owners of the ATMs and/or the third party vendors. Where the Company provided only processing services through its wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals. The Company records only the surcharge and interchange monies due to the Company because it owns the ATMs or it manages the ATM’s and records the management or processing income due under contracts the Company owns. The Company does not record surcharge or interchange monies that pass through the Company’s processor to the ATM owner.

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

Allowance of Uncollectible Accounts Receivable

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

Inventory

ATM machines and equipment available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At March 31, 2006, the Company’s ATM machine inventory totaled $ 195,465. Equipment

ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates. ATM machines and related software components not currently in service are classified as held for sale, until such time either the machine is installed and in service or sold. Once in service, each ATM machine is reclassified as a fixed asset and depreciated using the remaining estimate useful life of the machine. Any ATM machines classified as held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded.

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

Asset Impairment

The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. During the three month period ended March 31, 2006, the Company determined that there were no long-lived assets that were impaired.

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

(a) See Note ”Subsequent Events” under Recent Developments above.

Comparison of Results of Continuing Operations for the Three Months Ended March 31, 2006 and 2005:

Revenues

The Company reported total operating revenue from continuing operations of $ 5,245,570 for the three month period ended March 31, 2006 as compared to $ 4,717,236 for the three month period ended March 31, 2005. This increase in the three month revenues is mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales of ATMs.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $ 2,704,439 to $ 2,968,362 in the three-month periods ended March 31, 2005 and 2006, respectively. The continued growth in our transactions, interest costs increases, network cost increases and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the three-months ending March 31, 2006.

Gross Margin

Gross profit from continuing operations as a percentage of revenue for the three-month period ended March 31, 2006 and 2005 were approximately 43.4%, or 2,277,208 and approximately 42.7%, or $ 2,012,797 respectively. There was a significant increase in the number of ATMs in service, with approximately 5,000 in service during the three-month period ended March 31, 2006 , compared to 3,500 ATMs in service during the same three-month period ending March 31, 2005.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2006 and 2005, were $ 2,178,493 and $ 1,482,678 respectively. The principal components of operating expenses are general and administrative expenses such as professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $ 1,554,097 for the three-month period ended March 31, 2006 from $ 1,171,570 for the three-month period ended March 31, 2005. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in salaries and benefits, professional fees and other expenses related to the increase in operating revenues resulting from the acquisitions we completed in 2004 and 2005.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the three-month period ended March 31, 2006 to $ 624,396 from $ 311,108 for the same period in 2005. This increase in depreciation and amortization expense was due to the following factor:

• An increase in ATM equipment and developed software in 2005, whereby fixed assets , net, have increased from $6,100,531 in March 2005 to

• $7,662,967 in March 2006; and

• An increase in amortization specific to the merchant contracts we purchased during fiscal year 2005 for which a full quarter’s amortization expense was recorded during the three-month period ended March 31, 2006.

See Financial Statement Footnotes #2 Significant Account Policies regarding the amortization of intangible merchant contracts.

Income (Loss) from Continuing Operations

We had income from continuing operations for the three-month period ending March 31, 2006 in the amount of $ 98,715 as compared to income from continuing operations of $ 530,119 in the three-month period ending March 31, 2005.

Other Income and expense

During the three months ended March 31, 2006 there were non-operating accruals in the amount of $660,000.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended March 31, 2006 to $331,063 from $121,541 for the three-month period ended March 31, 2005. The increase was mainly due to increased debt and higher interest rates during the three month period ended March 31, 2006.

Income (loss) from continuing operations before provision for tax

We had net loss from continuing operations before taxes of $877,915 for the three months ended March 31, 2006 as compared to net income from continuing operations before taxes of $408,578 for the three-month period ending March 31, 2005.

Income Taxes

We incurred no tax expense in either of the respective periods ending March 31, 2006 and 2005. The Company has net operating loss carry-forwards from 2002 of approximately $9,800,000 which expire in various periods through 2025.

Liquidity and Capital Resources

Working Capital

As of March 31, 2006, the Company had current assets of $4,239,869 and current liabilities of $ 6,082,741 , which results in a negative working capital of $ 1,842,872 as compared to current assets of $5,080,530 and current liabilities of $6,049,071 resulting in a negative working capital of $968,541 as of March 31, 2005. The ratio of current assets to current liabilities decreased to 0.70 at March 31, 2006 from 0.84 at December 31, 2005. The decrease is mainly from the additional reserve for legal claims. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by continuing operating activities during the three-month periods ending March 31, 2006 and 2005 was $ 420,454 and $ 757,932, respectively. Decreases in operating assets over liabilities amounted to $ 622,648. The decreases in the operating assets were mainly due to higher levels of accrued liabilities.

The Company used $1,153,509 for financing activities, mainly paying back senior lender notes and capital leases, during the period ending March 31, 2006, compared to funds provided by financing activities of $524,274 for the period ending March 31, 2005.

The Company believes its sources of cash are adequate for the next 12 month's of operations.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. To continue its current business plan and acquisition strategy the Company estimates, it will require approximately $1,800,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases.

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

o
Palm Desert Bank. Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of March 31, 2006, Nationwide Money had 53 ATMs funded by Palm Desert with a vault cash outstanding balance of about $1,000,000.In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

o
WSFS. On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of March 31, 2006, to approximately $20,000,000. The Company is currently using approximately $11,500,000 of the WSFS line. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

o
Various Branded Cash Partners. Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of March 31, 2006 , Nationwide Money had 54 branded partners, which funded over 632 ATMs in 11 states.

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

Contractual Obligations

Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures (outside of acquisitions) for fiscal 2006 will total approximately $1,800,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease ATMs under capital lease agreements that expire between in 2006 and 2008 and provide for lease payments at interest rates up to 14% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

Inflation

Impact of Inflation and Changing Prices. While subject to inflation, we were not impacted by inflation during the past two fiscal years in any material respect. During the current year inflation, mainly through interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash becomes increasingly more due to acquisitions this factor will have a less favorable impact on the Company’s income.

Item 3. Controls and Procedures

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

As a result of the identification of the misapplication of US GAAP rules, our management has concluded that, as of March 31, 2006, our internal control over financial reporting was not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleges the following are owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The Company has increased its reserve on the legal claim by $410,000 as of the period ended March 31, 2006.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

The Wachovia loan agreement requires the Company to meet certain covenants. The three (3) covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of March 31, 2006 the Company was not in compliance with the covenants described in 2 and 3 above. The Company has obtained waivers of these covenants for March 31, 2006 and through September 30, 2006, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 12, 2006 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of May, 2006.

Signature	Title
/s/Michael Dodak
Michael Dodak	CEO, Chairman

/s/David Fann
David Fann	President, Secretary and Director

Lock Ireland	Director

/S/ Robert Landis
Robert Landis	Director

/S/ Joseph Loughry
Joseph Loughry	Director

/S/ Allen Rossiter
Allen Rossiter	Director

/S/ David J. Surette
David J. Surette	Chief Financial Officer, Chief Accounting Officer