Form 10QSB/A
period 2005-06-30
GLOBAL AXCESS CORP
filed 2006-05-26
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------------------

FORM 10-QSB/A
Amendment No. 1

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to___________

0-17874
(Commission file number)

-------------------------

GLOBAL AXCESS CORP
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0199674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 PONTE VEDRA PARK DRIVE PONTE VEDRA BEACH, FLORIDA	32082
(Address of principal executive offices)	(Zip Code)

(904)280-3950
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

-------------------------

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒
As of May 23, 2006, the Issuer had 21,011,786 shares outstanding of the CommonStock ($0.001 par value) and no shares outstanding of the Preferred Stock
($0.001 par value).

EXPLANATORY NOTE-Amendment to Previously Reported Quarterly Financial Statements

The purpose of this amendment of Form 10-QSB is to amend and restate the Company’s consolidated financial statements and related disclosures for the three and six months ended June 30, 2005 from those previously filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2005.

On March 30, 2006, the Company determined that the statements of operations and cash flows for the quarter ended June 30, 2005 contained errors, which when corrected would result in a material impact on the Company’s results of operations for the quarter then ended. The Company’s Audit Committee and senior management have therefore determined that the consolidated financial statements for the three and six months ended June 30, 2005 require amendment. The errors, which are more fully described in Note 3 to the consolidated financial statements contained herein, relate to the Company’s accounting for revenue under certain of our processing contracts; capitalization of purchased software costs; and depreciation of certain assets that were not in service during the three and six months ended June 30, 2005.

Generally, no attempt has been made in the Form 10-QSB to modify or update other disclosures presented in the original report on Form-10QSB except as required to reflect the effects of the restatement. Additionally, this Form 10-QSB generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 10, 2005. Accordingly, this Form 10-QSB should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-QSB including any amendment to those filings. The following items have been amended as a result of the restatement:

Part I-Item 1. Financial Statements
Part I-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I-Item 3. Controls and Procedures
Part II-Item 6. Exhibits

TABLE OF CONTENTS Page No.

PART I FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

ASSETS

Current assets
Cash	$418,693
Automated teller machine vault cash	989,306
Accounts receivable, net	1,346,909
Note receivable	99,895
Inventory	132,315
Deferred tax asset - current	216,017
Prepaid expense & other current assets	512,794
Total current assets	3,715,929

Fixed assets, net	6,803,472

Other assets
Merchant contracts	8,401,347
Intangible assets, net	4,089,784
Deferred tax asset - long term	322,279
Other assets
Total assets	$23,332,811

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,128,651
Automated teller machine vault cash payable	989,306
Note payable-related parties - current portion	15,576
Notes payable - current portion	80,615
Bank loan - current portion	975,000
Capital lease obligations - current portion	620,686
Total current liabilities	4,809,834

Long-term liabilities
Notes payable-related parties - long-term portion	2,368,831
Notes payable - long-term portion	114,373
Bank loan - long-term portion	556,250
Capital lease obligations - long-term portion	1,452,468
Total liabilities	9,301,756

Stockholders' equity
Preferred stock $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value; 45,000,000 shares
authorized, 18,211,986 shares issued and outstanding	18,212
Additional paid-in capital	18,949,634
Accumulated deficit	(4,936,791)
Total stockholders' equity	14,031,055

Total liabilities and stockholders' equity	$23,332,811
See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

Revenues	$5,012,142	$3,112,230	$9,729,978	$5,912,711
Cost of revenues	3,024,084	1,727,311	5,728,523	3,304,979
Gross profit	1,988,058	1,384,919	4,001,455	2,607,732
Operating expenses:
Depreciation and amortization	328,033	312,732	647,500	613,063
General and administrative	1,550,805	912,095	2,944,276	1,723,267
Total operating expenses	1,878,838	1,224,827	3,591,776	2,336,330

Income from operations	109,220	160,092	409,679	271,402

Other income (expense)
Interest expense	(153,502)	(42,969)	(275,044)	(64,110)
Settlement income	-	304,000	-	304,000
Contingent reserve	-	(55,000)	-	(55,000)
Other income	2,198	-	2,198	-
Total other income (expense)	(151,305)	206,031	(272,846)	184,890

Income (loss) before provision for income taxes	(42,084)	366,123	136,833	456,292

Provision for income (tax) benefit	-	-	-	-

Net income (loss)	$(42,084)	$366,123	$136,833	$456,292

Basic income (loss) per share	$-	$0.02	$0.01	$0.03
Fully diluted income (loss) per weighted average
common shares outstanding	$-	$0.01	$0.01	$0.02

Basic weighted average common shares outstanding	18,211,986	16,103,088	18,211,986	14,310,608

Fully dilutive weighted average common
shares outstanding	18,706,275	25,181,751	18,706,275	23,389,271

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$136,833	$456,292
Adjustments to reconcile net income to net
cash provided by operating activities:
Contingent reserves	-	55,000
Discount on loans	9,989	-
Depreciation and amortization	853,157	613,063
Issuance of stock to consultants for services provided		-
Shares returned to treasury	-	(304,000)
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	(533,570)	14,652
Change in accounts receivable	(102,099)	(221,545)
Change in inventory	(106,336)	-
Change in prepaid expenses and other current assets	(301,543)	(448,332)
Change in other assets	160,867	11,197
Change in accounts payable and accrued liabilities	257,471	42,582
Change in automated teller machine vault cash payable	533,570	(14,652)

Net cash provided by operating activities	908,339	204,258

Cash flows from investing activities:
Purchase of fixed assets	(1,325,906)	(772,919)
Note receivable issued for loan	-	(99,895)
Purchase of contracts	(40,858)	(3,956,370)
Net cash used in investing activities	(1,366,764)	(4,829,184)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	675,746	7,104,068
Proceeds from notes payable	41,809	-
Borrowings from bank notes	250,000	-
Payment on bank notes	(312,500)	-
Principal payments on notes payable	-	(15,195)
Principal payments on notes payable - related parties	-	(120,700)
Principal payments on capital lease obligations	(274,760)	(10,826)
Net cash provided by financing activities	380,295	6,966,347

Increase/(decrease) in cash	(78,130)	2,332,421

Cash, beginning of period	496,823	1,832,079

Cash, end of period	$418,693	$4,164,500

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	Six months ended June 30,
	2005	2004
Issuance of 86,025 shares of common stock related to finder's
fee for acquisition of common stock.	$-	$107,532

Issuance of 2,570,697 shares of common stock related to exchange of
exercise of cashless warrants at $0.50	$-	$1,285,349

Transfer of used ATM's, originally held for rental, from fixed assets
to inventory, now held for sale	$-	$194,584

Capital leases paid to vendor for ATM purchses	$1,179,478	$-

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

Allowance and Amortization of Assets

On the Balance Sheet as of June 30, 2005 the Company reserved $5,983 as an allowance for bad debt against the trade receivables of $1,352,892.

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

The computations for basic and diluted weighted average earnings per share are as follows:

	Net Income	Weighted Average Shares	Earnings Per Share
	(Numerator)	(Denominator)
Three months ended June 30, 2004
Basic weighted average earnings per share:
Net income	$366,123	16,103,088	$0.02
Diluted earnings per share:
Dilutive stock options & warrants		9,078,663

Net income plus assumed conversions	$366,123	25,181,751	$0.01

Three months ended June 30, 2005
Basic weighted average earnings per share:
Net (loss)	$(42,084)	18,211,986	$0.00
Diluted earnings per share:
Dilutive stock options & warrants		494,289

Net (loss) plus assumed conversions	$(42,084)	18,706,275	$0.00

Six months ended June 30, 2004
Basic earnings per share:
Net Income	$456,292	14,310,608	$0.03
Diluted earnings per share:
Dilutive stock options & warrants		9,078,663

Net (loss) plus assumed conversions	$456,292	23,389,271	$0.02

Six months ended June 30, 2005
Basic earnings per share:
Net Income	$136,833	18,211,986	$0.01
Diluted earnings per share:
Dilutive stock options & warrants		494,289

Net Income plus assumed conversions	$136,833	18,706,275	$0.01

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:

	For the Six Months Ended June 30,
	2005	2004
Net income, as reported	$136,833	$456,292

Add: Stock-based employee compensation expense included in reported income (loss),		-
net of related tax effects
Deduct: Total stock-based employee compensation expense determined	$(41,988)	$(564,449)
under fair value based methods for all awards, net of related tax effects
Pro forma net income (loss)	$94,845	$(108,157)

Net income/(loss) per common share

Basic income (loss), as reported	$0.01	$(0.01)
Fully diluted income/ (loss), pro forma	$0.01	$(0.01)

3. AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the three and six months ended June 30, 2005 have been restated to correct errors related to the Company’s accounting for: revenue under certain of its processing contracts; capitalization of purchased software costs; and depreciation of certain assets that were not in service during the six months ended June 30, 2005.

The revenue correction specific to the three and six months ended June 30, 2005 totaled $425,669. The Company determined that revenue under certain contracts may be recognized in future quarters as cash is collected.

As a result of the error specific to purchased software costs, the Company’s general and administrative expenses were overstated by $33,866 during the three and six months ended June 30, 2005. The Company determined that such costs should have been capitalized during the quarter ended June 30, 2005 and expensed in future periods.

The Company’s depreciation expense was overstated by $53,808 during the three and six months ended June 30, 2005 as a result of the error specific to depreciation expense, which the Company determined should be recognized in future periods.

As a result of these adjustments, net income for the three and six months ended June 30, 2005 was reduced by $337,995 and the Company has reported a net loss of $42,084 versus the previously reported net income of $295,911 for the three months ended June 30, 2005. For the six months ended June 30, 2005, the Company has reported net income of $136,833 versus the previously reported net income of $474,828.

The following table summarizes the effect of the restatement on the consolidated statement of operations for the three and six months ended June 30, 2005:

	Three Months ended		Six Months ended
	June 30, 2005		June 30, 2005

	As previously	Restated	As previously	Restated
	reported		reported

Revenues	$5,437,811	$5,012,142	$10,155,647	$9,729,978

Cost of revenues	3,024,084	3,024,084	5,728,523	5,728,523
Gross profit	2,413,727	1,988,058	4,427,124	4,001,455
Operating expenses:
Depreciation and amortization	381,841	328,033	701,308	647,500
Selling, General and administrative	1,584,671	1,550,805	2,978,142	2,944,276
Total operating expenses	1,966,512	1,878,838	3,679,450	3,951,776
Operating Income	447,215	109,220	747,674	409,679

Other income (expense)
Interest expense	(153,502)	(153,502)	(275,044)	(275,044)
Other income	2,198	2,198	2,198	2,198
Total other income (expense)	(151,304)	(151,304)	(272,846)	(272,846)
Net income (loss)	$295,911	$(42,084)	$474,828	$136,833

Income (loss) per common share - basic:	$0.02	-	$0.03	$0.01

Income (loss) per common share - diluted:	$0.02	-	$0.03	$0.01

4. COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments required under the operating lease for the office facilities as of June 30, 2005 are as follows:

remaining six months of 2005	$125,924
2006	257,674
2007	258,605
2008	209,713
2009	35,476
$887,392

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

The Company is evaluating various strategic opportunities with regards to its wholly owned subsidiaries.

5.	CHANGES IN STOCKHOLDERS' EQUITY

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

Revenue Recognition Policies. We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange it receives and earns based on the contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a commission all monies paid to the owners of the ATMs. Where the Company provided only processing services through it's wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues. The Company reported total revenue of $5,012,142 for the three month period ended June 30, 2005 as compared to $3,112,230 for the three month period ended June 30, 2004. During the six month periods ended June 30, 2005 and 2004 the revenues increase to $9,729,978 from $5,912,711, respectively. This increase in the three and six month revenues are mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales of ATMs.

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

Gross Margin. Gross profit as a percentage of revenue for the three month periods ended June 30, 2005 and 2004 were 39.6% or $1,988,058 and 44.5% or $1,384,919, respectively. During the six month periods ended June 30, 2005 and 2004, the gross margins increased to $4,001,455 from $2,607,732, respectively. There was a significant increase in the three month and six month periods ending June 30, 2005 due to higher number of ATMs in place since December 2004, approximately 3,500; compared to the same three and six month periods ending June 30, 2004, with approximately 2,400. Operating Expenses. Our total operating expenses for the three months ended June 30, 2005 and 2004, were $1,878,838 and $1,224,827, respectively. During the six month periods ended June 30, 2005 and 2004, the operating expenses increased to $3,591,776 from $2,336,330, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase during the three months ended June 30, 2005 is mainly attributable to investment by the Company into three of its subsidiaries; Electronic Payment and Transfer, Corp., Cash Axcess Corp. and Axcess Technology, Corp. There were also increases in investment relations, security systems costs, audit and professional fees, salaries and wages, employee taxes and benefits during the three and six month periods ending June 30, 2005 as compared to the three and six month periods ended June 30, 2004. There was also an increase in depreciation and amortization due to the acquisitions of ATM merchant contracts during fiscal year 2004, and from other assets purchased during fiscal year 2004.

Income from Operations. We had income from operations for the three month period ending June 30, 2005 in the amount of $109,220 as compared to income from operations of $160,092 in the three month period ending June 30, 2004. During the six month periods ended June 30, 2005 and 2004, the income from operations increased significantly to $409,679 from $271,402, respectively. The increase in income from operations reported was mainly due to higher revenues noted above.

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

Income/Loss before Taxes. We had a net loss before taxes of $42,084 for the three months ended June 30, 2005 as compared to net income before taxes of $366,123 for the three month periods ending June 30, 2004. During the six month periods ended June 30, 2005 and 2004, income before taxes increased to $136,833 from $456,292, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending June 30, 2005 and 2004. This was a result of a net operating loss carry-forward from 2002 of approximately $7,000,000. We have unused operating loss carry forwards which will expire in various periods through 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of June 30, 2005, the Company had current assets of $3,715,929 and current liabilities of $4,809,834 which results in a negative working capital of $1,093,905 as compared to current assets of $2,750,511 and current liabilities of $3,849,746 resulting in a negative working capital of 1,099,235 as of December 31, 2004. The ratio of current assets to current liabilities increased to 0.77 at June 30, 2005 from 0.71 at December 31, 2004. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the six month periods ending June 30, 2005 and 2004 was $908,339 and 204,258, respectively. Net cash provided by operating activities in the six month period ending June 30, 2005 consisted primarily of net income of $136,833, depreciation and amortization of $853,157. Decreases in operating assets over liabilities amounted to $91,640. The decrease in the operating assets were mainly due to higher levels of accounts receivable and other assets from the acquisition by $102,099 and 222,946, respectively, and increases in accounts payable by $257,469.

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

As a result of certain factors, our cash provided by operating activities has increased from the six month period ending June 30, 2005, compared to the six month period ending June 30, 2004. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from operations by approximately $700,000. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Electronic Payment & Transfer, Corp. The majority of the funds remaining will be used to make acquisitions and fixed asset purchases.

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

In the second phase of the program, we expect to (i) increase our auditor’s review work quarterly, as well as, increase the areas reviewed and discusses with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we plan to implement the following remediation measures relating to the identified material weaknesses:

1. Ineffective controls over revenue recognition.

Our remediation measures relating to revenue recognition includes a review by management of revenue items other than normal fees earned such as surcharge and interchange including a regular review of the accounts receivable aging.

2. Ineffective controls over depreciation.

Subsequent to the errors that resulted in audit adjustments, the Company has set up a tracking system to follow the final production periods when software is completed and will include a review by management of depreciable items. Also, the Company has ceased its software development subsidiaries as of December 31, 2005 and does not plan to change any software depreciation.

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

Changes in Internal Controls Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2005 the Company held its annual shareholders meeting. The following items were discussed and voted upon:

•	Elected six members to the Board of Directors; Messrs. Michael Dodak, David Fann, Georg Hochwimmer, Donald Headlund, Lock Ireland and Robert Landis.

•	Approved the 2004 Stock Incentive Plan (the "2004 Incentive Plan") and authorized 10,500,000 shares of Common Stock for issuance, thereunder.

•	Ratified the selection of Weinberg & Company, P.A. as our independent auditors for the fiscal year ending December 31, 2004

Item 5. Other Information.

Changes in Registrant's Certifying Accountant.

On June 20, 2005, the Company notified Weinberg & Company, P.A. ("Weinberg"), its independent public accountants, that it was dismissing its services, effective as of that date. Further, on June 23, 2005, the Company engaged Kirkland, Russ, Murphy & Tapp, P.A. ("Auditor") as its principal independent accountant. This decision to engage Auditor was taken upon the unanimous approval of the Board of Directors of the Company.

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

 Appointment of Robert Pearson to the Board of Directors

On May 12, 2005, the Board of Directors of Global Axcess Corp. (the "Company") voted to appoint Robert C. Pearson as a director of the Company. There are no understandings or arrangements between Mr. Pearson and any other person pursuant to which Mr. Pearson was selected as a director. Mr. Pearson presently does not serve on any Company committee. Mr. Pearson may be appointed to serve as a member of a committee although there are no current plans to appoint Mr. Pearson to a committee as of the date hereof. Mr. Pearson does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, Mr. Pearson has never entered into a transaction, nor is there any proposed transaction, between Mr. Pearson and the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 24, 2006 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP.

By:	/s/ MICHAEL DODAK
Michael Dodak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 24th day of May, 2006.

Signature	Title

/s/Michael Dodak
Michael Dodak	CEO, Chairman

/s/David Fann
David Fann	President, Secretary and Director

/S/ Lock Ireland
Lock Ireland	Director

/S/ Robert Landis
Robert Landis	Director

/S/ Joseph Loughry
Joseph Loughry	Director

/S/ Al Rossiter
Al Rossiter	Director

/S/ David J. Surette
David J. Surette	Chief Financial Officer, Chief Accounting Officer