Form 10QSB/A
period 2005-09-30
GLOBAL AXCESS CORP
filed 2006-05-26
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. ☒

As of May 23, 2006, the Issuer had 21,011,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

EXPLANATORY NOTE-Amendment to Previously Reported Quarterly Financial Statements

The purpose of this amendment on Form 10-QSB is to amend and restate the Company’s consolidated financial statements and related disclosures for the three and nine months ended September 30, 2005 from those previously filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2005.

On March 30, 2006, the Company determined that the statements of operations and cash flows for the quarter ended September 30, 2005 contained errors, which when corrected would result in a material impact on the Company’s results of operations for the quarter then ended. The Company’s Audit Committee and senior management have therefore determined that the consolidated financial statements for the three and nine months ended September 30, 2005 require amendment. The errors, which are more fully described in Note 3 to the consolidated financial statements contained herein, relate to the Company’s accounting for revenue under certain of our processing contracts; capitalization of purchased software costs; and depreciation of certain assets that were not in service during the three and nine months ended September 30, 2005.

Generally, no attempt has been made in this Form 10-QSB to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. Additionally, this Form 10-QSB generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on November 12, 2005. Accordingly, this form 10-QSB should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-QSB including any amendments to those filings. The following items have been amended as a result of the restatement:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Current assets
Cash	$21,082
Automated teller machine vault cash	435,816
Accounts receivable, net	1,175,118
Note receivable	99,895
Inventory	182,114
Deferred tax asset - current	375,331
Prepaid expense & other current assets	549,206
Total current assets	2,838,562

Fixed assets, net	7,362,469

Other assets
Merchant contracts	8,306,010
Note receivable	1,540,000
Intangible assets, net	4,100,836
Deferred tax asset - long term	322,279
Total assets	$24,470,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,715,871
Automated teller machine vault cash payable	435,816
Deferred revenue - current	89,500
Note payable-related parties - current portion	15,576
Notes payable - current portion	125,147
Bank loan - current portion	925,000
Capital lease obligations - current portion	911,211
Total current liabilities	4,218,121

Long-term liabilities
Deferred revenue - long-term portion	1,174,856
Notes payable-related parties - long-term portion	1,345,814
Notes payable - long-term portion	57,674
Bank loan - long-term portion	675,000
Capital lease obligations - long-term portion	1,868,866
Total liabilities	9,340,331

Stockholders' equity
Preferred stock $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value; 45,000,000 shares
authorized, 18,501,286 shares issued and outstanding	18,501
Common stock payable	841
Additional paid-in capital	20,135,877
Accumulated deficit	(5,025,394)
Total stockholders' equity	15,129,825
Total liabilities and stockholders' equity	$24,470,156

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Revenues	$4,827,881	$3,190,383	$14,557,159	$9,038,933
Cost of revenues	2,866,998	1,717,850	8,594,511	4,891,430
Gross profit	1,960,883	1,472,533	5,962,648	4,147,503
Operating expenses:
Depreciation and amortization	381,151	254,505	1,000,987	874,781
General and administrative	1,438,914	939,490	4,176,435	2,571,166
Total operating expenses	1,820,065	1,193,995	5,177,422	3,445,947
Operating income from continuing operations
before items shown below	140,818	278,538	785,226	701,556
Other income (expense)
Legal settlement	-	-	-	304,000
Contingent reserve	-	(20,000)	-	(75,000)
Interest expense, net	(154,474)	(17,395)	(429,518)	(70,228)
Other income	-	-	1,762	-
Total other income (expense)	(154,474)	(37,395)	(427,756)	158,772
Income from continuing operations
before income taxes	(13,656)	241,143	357,470	860,328
Provision for taxes	-	-	-	-
Income (loss) from continuing operations	(13,656)	241,143	357,470	860,328
Loss from discontinued operations, net of tax	(74,947)	(88,784)	(309,256)	(251,677)
Net income (loss)	$(88,603)	$152,359	$48,214	$608,651
Income per common share - basic:
Income from continuing operations	$-	$0.01	$0.02	$0.06
Loss from discontinued operations	-	-	(0.02)	(0.02)
Net income (loss)	$-	$0.01	$0.00	$0.04
Income per common share - diluted:
Income from continuing operations	$-	$0.01	$0.02	$0.04
Loss from discontinued operations	-	-	(0.02)	(0.01)
Net income (loss)	$-	$0.01	$0.00	$0.03
Weighted average common shares outstanding:
Basic	18,501,286	16,103,088	18,141,753	14,310,608
Diluted	19,137,586	25,181,751	18,614,811	23,389,271

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$357,470	$860,328
Adjustments to reconcile net income from continuing
operations to net cash provided by operating activities:
Contingent reserves	-	75,000
Legal settlement	-	(304,000)
Depreciation and amortization	1,000,987	874,781
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	19,920	(59,075)
Change in accounts receivable	69,692	(600,177)
Change in inventory	(156,135)	(28,893)
Change in prepaid expenses and other current assets	(337,955)	(178,980)
Change in other assets	250,367	6,894
Change in accounts payable and accrued liabilities	(155,312)	214,954
Change in automated teller machine vault cash payable	(19,920)	59,075
Net cash provided by continuing operations	1,029,113	919,907
Net cash used by discontinued operations	(669,905)	(223,835)
Net cash provided in continuing and discontinued operations	359,208	696,072

Cash flows from investing activities:
Purchase of fixed assets	(1,198,449)	(4,458,331)
Note receivable issued for loan	-	(99,895)
Purchase of contracts	(66,658)	(9,269,641)
Net cash used in investing activities	(1,265,107)	(13,827,867)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	686,300	7,200,568
Procceds from issuance of bank loans	500,000	1,726,680
Proceeds from notes payable - related parties	-	1,050,000
Proceeds from notes payable	47,710	1,162,807
Proceeds on capital lease obligations	-	691,351
Payment on bank notes	(493,750)	-
Principal payments on notes payable	(18,068)	(12,138)
Principal payments on notes payable - related parties	-	(54,389)
Change in stock payable	-	(31,000)
Principal payments on capital lease obligations	(292,034)	(112,927)
Net cash provided by financing activities	430,158	11,620,952
Increase/(decrease) in cash	$(475,741)	(1,510,843)
Cash, beginning of period	496,823	1,832,079
Cash, end of period	$21,082	$321,236

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	Nine months ended September 30,
	2005	2004
Issuance of 86,025 shares of common stock related to finder's
fee for acquisition of common stock.	$-	$107,532

Issuance of 2,570,697 shares of common stock related to exchange of
exercise of cashless warrants at $0.50	$-	$1,285,349

Transfer of used ATM's, originally held for rental, from fixed assets
to inventory, now held for sale	$-	$194,584

Capital leases assumed for ATM purchases	$2,103,675	$-

Deferred gain on sale of subsidiary	$1,540,000	$-

Related party notes converted to common stock	$1,025,000	$-

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

Inventory

ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At September 30, 2005, the Company’s ATM machine inventory totaled $182,114.

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

Allowance and Amortization of Assets

On the balance sheet as of September 30, 2005 the Company reserved $5,983 as an allowance for bad debt against the trade receivables of $1,181,101.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator:
Income (loss) from continuing operations	$(13,656)	$241,143	357,470	860,328
Loss from discontinued operations	(74,947)	(88,784)	(309,256)	(251,677)

Numerator for diluted income (loss) per share
available to common stockholders	$(88,603)	$152,359	$48,214	$608,651

Denominator:
Weighted average shares	18,501,286	16,103,088	18,141,753	14,310,608
Effect of dilutive securities:
Employee stock options	548,200	8,578,663	406,983	8,953,663
Warrants	88,100	500,000	66,075	125,000

Denominator for diluted income per share-adjusted
weighted average shares after assumed exercises	19,137,586	25,181,751	18,614,811	23,389,271

Income (Loss) per common share - basic:
Income (loss)from continuing operations	-	0.01	0.02	0.06
Loss from discontinued operations	-	-	(0.02)	(0.02)
Net income (loss)	$-	$0.01	$-	$0.04

Income (Loss) per common share - diluted:
Income (loss) from continuing operations	-	0.01	0.02	0.04
Loss from discontinued operations	-	-	(0.02)	(0.01)
Net income (loss)	$-	$0.01	$-	$0.03

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:

	For the Nine Months Ended September 30,
	2005	2004

Net income, as reported	$48,214	$608,651
Add: Stock-based employee compensation expense included in reported income,
net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined
under fair value based methods for all awards, net of related tax effects	(811,247)	(338,395)
Pro forma net income (loss)	$(763,033)	$270,256
Net income (loss) per common share:
Basic - as reported	$-	$0.04
Basic - pro forma	$(0.04)	$0.01
Diluted - as reported	$-	$0.03
Diluted - pro forma	$(0.04)	$0.01

3.	AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the three and nine months ended September 30, 2005 have been restated to correct errors related to the Company’s accounting for: revenue under certain of its processing contracts; capitalization of purchased software costs; and depreciation of certain assets that were not in service during the nine months ended September 30, 2005.

The revenue correction specific to the three and nine months ended September 30, 2005 totaled $241,439 and $667,108, respectively. The Company determined that revenue under certain contracts may be recognized in future quarters as cash is collected.

As a result of the error specific to purchased software costs, the Company’s general and administrative expenses were overstated during the three and nine months ended September 30, 2005 by $18,193 and $52,059, respectively. The Company determined that such costs should have been capitalized during the six and nine months ended September 30, 2005 and expensed in future periods.

The Company’s depreciation expense was overstated during the three and nine months ended September 30, 2005 by $50,279 and $104,087, respectively, as a result of the error specific to depreciation expense, which the Company determined should be recognized in future periods.

As a result of these adjustments, net income for the three and nine months ended September 30, 2005 was reduced by $172,967 and $510,962, respectively. The Company has reported a net loss of $88,603 versus the previously reported net income of $84,364 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, the Company has reported net income of $48,214 versus the previously reported net income of $559,176.

The following table summarizes the effect of the restatement on the consolidated statement of operations for the three and nine months ended September 30, 2005:

	Three Months ended		Nine Months ended
	September 30, 2005		September 30, 2005

	As previously		As previously
	reported	Restated	reported	Restated

Revenues	$5,069,320	$4,827,881	$15,224,267	$14,557,159

Cost of revenues	2,866,998	2,866,998	8,594,511	8,594,511
Gross profit	2,202,322	1,960,883	6,629,756	5,962,648

Operating expenses:
Depreciation and amortization	431,430	381,151	1,105,074	1,000,987
Selling, General and administrative	1,457,107	1,438,914	4,228,494	4,176,435
Total operating expenses	1,888,537	1,820,065	5,333,568	5,177,422
Operating income from continuing operations
before items shown below	313,785	140,818	1,296,188	785,226

Other income (expense)
Interest expense, net	(154,474)	(154,474)	(429,518)	(429,518)
Other income	-	-	1,762	1,762
Total other expenses, net	(154,474)	(154,474)	(427,756)	(427,756)

Income (loss) from continuing operations
before provision for income taxes	159,311	(13,656)	868,432	357,470
Income (loss) from continuing operations	159,311	(13,656)	868,432	357,470
Loss from discontinued operations, net of tax	(74,947)	(74,947)	(309,256)	(309,256)
Net income (loss)	$84,364	$(88,603)	$559,176	$48,214

Income per common share - basic:
Income (loss) from continuing operations	$0.01	$-	$0.05	$0.02
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income (loss)	$-	$(0.01)	$0.03	$0.00

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$-	$0.05	$0.02
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income (loss)	$-	$(0.01)	$0.03	$0.00

4.	DISCONTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see Note 4 - “Note Receivable”). The Company has deferred recognition of the $1,174,856 estimated gain on EPT’s disposal pending collection of the note receivable. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying unaudited, condensed consolidated statement of operations. The estimated gain has been deferred and included in long-term liabilities in the accompanying, unaudited condensed consolidated balance sheet. Operating results of the discontinued operations were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Revenues	$723	$--	$1,423	$7,950
Cost of revenues	7,000	627	8,010	7,175
Gross profit	(6,277)	(627)	(6,587)	775
Operating expenses:
Depreciation and amortization	19,204	5,141	46,868	12,885
General and administrative	208,780	83,016	415,115	239,567
Total operating expenses	227,984	88,157	461,983	252,452
Loss from discontinued operations before income taxes	(234,261)	(88,784)	(468,570)	(251,677)
Provision for income (tax) benefit	159,314	--	159,314	--
Loss from discontinued operations, net of tax	$(74,947)	$(88,784)	$(309,256)	$(251,677)

5.	NOTE RECEIVABLE - Non-current

Effective September 30, 2005, the Company sold its wholly-owned subsidiary, Electronic Payment & Transfer Corporation, for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note 3 - “Discontinued Operations”). The non-current note receivable consists of the following at September 30, 2005:

9% promissory note, with monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006 maturing November 1, 2010   $1,540,000

6.	COMMITMENTS AND CONTINGENCIES

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

remaining three months of 2005	$58,046
2006	257,674
2007	258,605
2008	209,713
2009	35,476
$819,514

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

Future minimum lease principal payments required under capital lease obligations as of September 30, 2005 are as follows:

Remaining three months of 2005	$291,833
2006	1,104,394
2007	894,896
2008	413,991
2009	74,963
Total capital lease obligations	$2,780,077

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

The Company believes that this claim is unfounded. The Company’s management believes that this claim will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

The Company is evaluating various strategic opportunities with regards to its wholly owned subsidiaries (see Note 8 - “Subsequent Events” and Note 3 - “Discontinued Operations”).

7.	INCOME TAXES

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

8.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ending September 30, 2005:

				Common		Total
	Common Stock		Additional	Stock	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Deficit	Equity

Balance as of June 30, 2005	18,211,986	$18,212	$18,949,634	$-	$(4,936,791)	$14,031,055

Stock options excercised in September 2005
excercised at $.73 per share average	19,300	19	28,534	20	-	28,573

Warrants excercised in September 2005
excercised at $0.50 per share	270,000	270	135,179	1	-	135,450

9% Related Party Notes converted to
common Stock at $1.25 per share	-	-	1,024,180	820	-	1,025,000

Legal fees for offering	-	-	(1,650)	-	-	(1,650)

Net Income	-	-	-	-	(88,603)	(88,603)

Balance as of September 30, 2005	18,501,286	$18,501	$20,135,877	$841	$(5,025,394)	$15,129,825

9.	SUBSEQUENT EVENTS

(a)
On October 28, 2005, the Company acquired approximately 1,590 automated teller machine (“ATM”) processing merchant contracts and ATM placement agreements (collectively, the “Merchant Contracts”) and ATMs and ATM related equipment (“Equipment”) from Amer-E-Com Digital Corporation, a Florida corporation (“AECD”) pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the “Holdback”). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Notes 8(b) and 8(c) below). The Holdback shall be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased.

(b)
On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see Note 8(a) above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank (“Wachovia”), the Company’s senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the “Wachovia Note”) issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest commencing in November 2005. All outstanding principal and interest is payable in full in October 2010. The interest rate in connection with the Wachovia Note is 9%. In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. At the closing of the Wachovia Note, the Company became obligated on $3,000,000 in notes issued to Wachovia. The Wachovia Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

(c)
On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see Note 8(a) and 8(b) above), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CAMOFI Master LDC (the “Investor”) for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the “Note”) and (ii) stock purchase warrants (the “Warrant”) to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company’s common stock, at the Investor’s option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company’s common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinate to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Inventory. ATM machines available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM machine is sold it is relieved to cost of sales. At September 30, 2005, the Company’s ATM machine inventory totaled $182,114.

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

Recent Developments

(a)
During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see Note 4 - “Note Receivable” - to the unaudited, consolidated condensed financial statements). The Company has deferred recognition of the $1,174,856 estimated gain on EPT’s disposal pending collection of the note receivable. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying unaudited, condensed consolidated statement of operations. The estimated gain has been deferred and included in long-term liabilities in the accompanying, unaudited condensed consolidated balance sheet. Operating results of the discontinued operations were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Revenues	$723	$--	$1,423	$7,950
Cost of revenues	7,000	627	8,010	7,175
Gross profit	(6,277)	(627)	(6,587)	775
Operating expenses:
Depreciation and amortization	19,204	5,141	46,868	12,885
General and administrative	208,780	83,016	415,115	239,567
Total operating expenses	227,984	88,157	461,983	252,452
Loss from discontinued operations before income taxes	(234,261)	(88,784)	(468,570)	(251,677)
Provision for income (tax) benefit	159,314		159,314
Loss from discontinued operations, net of tax	$(74,947)	$(88,784)	$(309,256)	$(251,677)

(b)	See Note ”Subsequent Events” under Recent Developments above.

Comparison of Results of Continuing Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues. The Company reported total operating revenue from continuing operations of $4,827,881 for the three month period ended September 30, 2005 as compared to $3,190,383 for the three month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, operating revenues from continuing operations increased to $14,557,159 from $9,038,933, respectively. This increase in the three and nine month revenues are mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales of ATMs.

Cost of Revenues. Our total cost of revenues from continuing operations increased from $1,717,850 to $2,866,998 in the three-month periods ended September 30, 2004 and 2005, respectively. During the nine-month periods ended September 30, 2005 and 2004, the cost of revenues from continuing operations increased to $8,594,511 from $4,891,430, respectively. Both the continued growth in our Branded Partners and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the three- and nine-months ending September 30, 2005. Increases in interest rates affects the rental cost of the vault cash used in the ATM’s. During the nine month period ending September 30, 2005, the Company has seen increased vault cash costs. The Company can offset this cost with increased branded locations.

Gross Margin. Gross profit from continuing operations as a percentage of revenue for the three-month periods ended September 30, 2005 and 2004 were 40.6%, or $1,960,883, and 46.2%, or $1,472,533, respectively. During the nine-month periods ended September 30, 2005 and 2004, the gross margins from continuing operations increased to $5,962,648 from $4,147,503, respectively. There was a significant increase during 2005 in the number of ATMs in service, with approximately 3,500 in service during 2005 compared to 2,400 ATMs in service during the same three and nine-month periods ending September 30, 2004.

Operating Expenses. Our total operating expenses from continuing operations for the three months ended September 30, 2005 and 2004, were $1,820,065 and $1,193,995, respectively. During the nine-month periods ended September 30, 2005 and 2004, operating expenses from continuing operations increased to $5,177,422 from $3,445,947, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increases in both depreciation and general and administrative costs were due to the acquisitions of ATM merchant contracts during the fourth quarter of 2004.

Other Income and expense. During the three months ended September 30, 2005 and 2004, there was no other income or expense and $20,000 expense, respectively from continuing operations. During the nine months ended September 30, 2005, other income from continuing operations totaled $1,762 compared to $229,000 for the nine months ended September 30, 2004. Other income during the nine months ended September 30, 2004 included $304,000 from one legal settlement offset by a $75,000 contingent reserve.

Interest Expense, Net. Interest expense, net, from continuing operations increased for the three-month period ending September 30, 2005 to $154,474 from $17,395 for the three-month period ending September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, interest expense, net, from continuing operations increased to $429,518 from $70,228, respectively. The increase was mainly due to fees charged on loans and leases, for purchases of acquisitions and new ATMs, amortized during the three and nine-month periods ended September 30, 2005.

Income from Continuing Operations. We had a loss from continuing operations for the three-month period ending September 30, 2005 in the amount of $13,656 as compared to income from continuing operations of $241,143 in the three-month period ending September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, income from continuing operations decreased to $357,470 from $860,328, respectively.
Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2005 and 2004. This was a result of a net operating loss carry-forward from 2002 of approximately $6,500,000. We have unused operating loss carry forwards which will expire in various periods through 2022

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of September 30, 2005, the Company had current assets of $2,838,562 and current liabilities of $4,218,121, which results in a negative working capital of $1,379,559, as compared to current assets of $2,750,511 and current liabilities of $3,849,746 resulting in a negative working capital of 1,099,235 as of December 31, 2004. The ratio of current assets to current liabilities decreased to 0.67 at September 30, 2005 from 0.71 at December 31, 2004. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by operating activities during the nine-month periods ending September 30, 2005 and 2004 was $1,029,113 and 696,072, respectively. Net cash provided by continuing operating activities in the nine-month period ending September 30, 2005 consisted primarily of net income of $357,470, depreciation and amortization of $1,000,987. Decreases in operating assets over liabilities amounted to $329,343. The decrease in the operating assets were mainly due to higher levels of prepaid expense and other assets and inventory by $337,955 and 156,135, respectively, and decreases in accounts payable by $155,312.

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

As a result of certain factors, our cash provided by continuing operating activities has slightly increased for the nine-month period ending September 30, 2005, compared to the nine-month period ending September 30, 2004. The Company is realizing more profit and a higher level of depreciation/amortization, thus raising the cash from continuing operations to approximately $1,029,000 from $920,000, respectively. With this increase in operating cash flows we have incurred additional demands on our available capital in connection with the start-up expenses associated with our two new subsidiaries Axcess Technologies Corp. and Cash Axcess Corp. The cash balance as of September 30, 2005 of $21,082, reflects the usage of cash to invest mainly in ATM equipment during the nine month period, as the cash used for investing was $1,065,107. Net funds provided by financing activities made up $230,158, to apply towards the asset investments.

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

In the second phase of the program, we expect to (i) increase our auditor’s review work quarterly, as well as, increase the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we plan to implement the following remediation measures relating to the identified material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that this claim is unfounded. The Company’s management believes that this claim will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below. We may become involved in material legal proceedings in the future.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CAMOFI Master LDC (the “Investor”) on for the sale of (i) $3,500,000 in 9% Senior Subordinated Secured Convertible Note (the “Note”) and (ii) stock purchase warrants (the “Warrant”) to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company’s common stock, at the Investor’s option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company’s common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue accrued and payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a security interest in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 21, 2005, Donald Headlund submitted a letter dated September 7, 2005 to Global Axcess Corp (the "Company") pursuant to which he resigned as a Director of the Company.

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to an employee of the Company for a $1.5 million note receivable.

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