Form 10QSB
period 2006-06-30
GLOBAL AXCESS CORP
filed 2006-08-14
CIK 852570

mUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-QSB. ☒

As of August 14, 2006, the Issuer had 21,021,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

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

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,238,474
Automated teller machine vault cash	221,974
Accounts receivable, net of allowance for doubtful accounts of $253,978	1,715,105
Note receivable - current	50,000
Inventory	102,820
Deferred tax asset - current	329,197
Prepaid expenses and other current assets	355,208
Total current assets	4,012,778

Assets held for sale, net	485,316
Fixed assets, net	7,763,992

Other assets
Merchant contracts, net	13,013,163
Intangible assets, net	4,255,840
Notes receivable - non-current, net of allowance of $804,579	745,424
Deferred tax asset - non-current	322,279
Other assets	35,325

Total assets	$30,634,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,154,094
Automated teller machine vault cash payable	221,974
Deferred gain on sale of assets - current	555,409
Notes payable-related parties - current portion	17,714
Notes payable - current portion	95,846
Senior lenders' notes - current portion, net	797,917
Capital lease obligations - current portion	1,114,424
Total current liabilities	5,957,378

Long-term liabilities
Notes payable-related parties - long-term portion	1,322,372
Notes payable - long-term portion	18,187
Senior lenders' notes - long term portion, net	5,581,478
Capital lease obligations - long-term portion	2,070,134
Deferred tax liability- long term portion	311,676
Total liabilities	15,261,225

Minority interest	143,333

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 21,011,786 shares issued and outstanding	21,012
Additional paid-in capital	22,354,109
Accumulated other comprehensive loss	(98,078)
Accumulated deficit	(7,047,484)
Total stockholders' equity	15,229,559
Total liabilities and stockholders' equity	$30,634,117

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005

Revenues	$5,531,623	$5,012,042

Cost of revenues	3,123,670	3,023,074
Gross profit	2,407,953	1,988,968

Operating expenses
Depreciation and amortization	628,845	308,728
Selling, general and administrative	1,883,475	1,315,419
Total operating expenses	2,512,320	1,624,147
Operating income (loss) from continuing operations
before items shown below	(104,367)	364,821

Other income (expense)
Interest expense, net	(309,201)	(153,502)
Gain on sale of assets	(778)	-
Other income (expense)	(5,353)	2,198
Total other expense	(315,332)	(151,304)

Income (loss) from continuing operations before
provision for income taxes	(419,699)	213,517
Federal income tax (expense) benefit	-	-
Loss attributed to minority interest	46,599	-
Income (loss) from continuing operations	(373,100)	213,517
Loss from discontinued operations, net of tax	$-	$(255,601)
Net loss	$(373,100)	$(42,084)

Income (loss)per common share - basic:
Income (loss) from continuing operations	$(0.02)	$0.01
Loss from discontinued operations	$-	$(0.01)
Net loss	$(0.02)	$(0.00)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.02)	$0.01
Loss from discontinued operations	$-	$(0.01)
Net loss	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	21,010,028	18,211,986
Diluted	21,010,028	18,211,986

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Revenues	$10,777,193	$9,729,278

Cost of revenues	6,092,032	5,727,513
Gross profit	4,685,161	4,001,765

Operating expenses
Depreciation and amortization	1,253,241	619,836
Selling, general and administrative	3,437,572	2,486,989
Total operating expenses	4,690,813	3,106,825
Operating income (loss) from continuing operations
before items shown below	(5,652)	894,940

Other income (expense)
Interest expense, net	(640,264)	(275,043)
Gain on sale of assets	13,655	-
Other income (expense)	(665,353)	2,198
Total other expense	(1,291,962)	(272,845)

Income (loss) from continuing operations before
provision for income taxes	(1,297,614)	622,095
Federal income tax (expense) benefit	-	-
Loss attributed to minority interest	46,599	-
Income (loss) from continuing operations	(1,251,015)	622,095
Loss from discontinued operations, net of tax	$-	$(485,261)
Net income (loss)	$(1,251,015)	$136,834

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.06)	$0.03
Loss from discontinued operations	$-	$(0.02)
Net income (loss)	$(0.06)	$0.01

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.06)	$0.03
Loss from discontinued operations	$-	$(0.02)
Net income (loss)	$(0.06)	$0.01

Weighted average common shares outstanding:
Basic	20,990,878	18,211,986
Diluted	20,990,878	18,706,275

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
(Loss) income from continuing operations	$(1,251,015)	$622,095
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Stock based compensation	(11,698)	-
Depreciation and amortization	1,253,241	619,836
Provision for doubtful accounts	97,899	-
Accretion of discount on notes payable	75,200	9,989
Write-off of uncollectible note receivable	39,892	-
Loss attributed to minority interest	(46,599)	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	241,090	(533,570)
Change in accounts receivable	(376,200)	(117,586)
Change in inventory	56,694	(106,336)
Change in prepaid expenses and other current assets	(71,375)	(297,628)
Change in other assets and deferred revenue	(70,617)	160,867
Change in accounts payable and accrued liabilities	504,454	237,988
Change in automated teller machine vault cash payable	(241,090)	533,570
Net cash provided by continuing operating activitities	199,876	1,129,225
Discontinued operations
Net loss	-	(485,261)
Adjustments to reconcile loss to net cash used in
discontinued operations:
Depreciation	-	27,664
Change in accounts receivable	-	15,487
Change in accounts payable and accrued liabilities	-	19,485
Change in prepaid expenses and other current assets	-	(3,916)
Net cash used in discontinued operating activities	-	(426,541)
Net cash provided by continuing and discontinued operating activities	199,876	702,684

Cash flows from investing activities:
Purchase of merchant contracts	-	(40,858)
Purchase of property and equipment	(558,870)	(1,013,513)
Proceeds from sale of subsidiary	745,341
Net cash provided by (used in) investing activities for continuing operations	186,471	(1,054,371)
Purchase of property and equipment used in discontinued operating activities	-	(106,736)
Net cash provided by (used in) investing activities	186,471	(1,161,107)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,450	675,746
Proceeds from notes payable	-	41,809
Proceeds from bank notes	400,000	250,000
Principal payments on senior lenders' notes	(1,272,916)	(312,500)
Principal payments on notes payable	(34,723)	-
Principal payments on notes payable - related parties	(8,009)	-
Principal payments on capital lease obligations	(512,716)	(274,760)
Net cash provided by (used in) financing activities	(1,407,914)	380,295
Effect of exchange rate fluctuation on cash	(98,078)
(Decrease) increase in cash	(1,119,645)	(78,128)
Cash, beginning of period	2,358,119	496,823
Cash, end of the period	$1,238,474	418,695

Cash paid for income taxes	-	-
Cash paid for interest	$(565,064)	$(265,054)

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Investing activities:
Purchase of assets under capital lease obligations	$816,967	1,179,478

Financing activities
Stock issued for compensation	13,415	4,542
Discount of notes payable	75,200	9,989
Total non-cash financing activities	$88,615	$14,531

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF June 30, 2006
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

The interim condensed consolidated financial statements also include a variable interest entity, which was the result of the sale of 50% of the stock of Cash Axcess Corporation (Proprietary) Limited and which we are required by GAAP to consolidate. Because we have determined that we are the primary beneficiary of the variable interest entity, it has been included in these condensed consolidated financial statements.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All adjustments are of normal recurring nature.

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly owned subsidiaries and its variable interest entity, is a network-based electronic commerce and transaction processing company; and an automated teller machine ("ATM") network and processing consolidator.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc. and EFT Integration, Inc., (see Footnote 3 referring to subsidiaries included as discontinued operations). In addition, the Company consolidates Cash Axcess Corporation (Proprietary) Limited, as the Company is deemed to be the primary beneficiary in the variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated in consolidation.

Consolidation of Variable Interest Entity

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46(R)”), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements. On May 2, 2006 the Company converted a portion of an intercompany loan with its South African subsidiary Cash Axcess Corporation (Proprietary) Limited, its wholly owned subsidiary, into additional shares of stock, bringing the total shares of stock to 200 shares. Also on May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited, in a stock arrangement with Industrial Electronic Investments Limited.. In exchange for 200 additional shares, or 50% of the outstanding shares of Cash Axcess Corporation (Proprietary) Limited, the Company received the equivalent of $745,341 of cash, to be maintained in the accounts of Cash Axcess and used for their own ongoing operations. The Company will also either receive or give additional shares of stock and cash if certain milestones are achieved or not achieved, respectively in the twelve month period following the contract date. Both the Company and the buyer will have equal representation with regards to board positions. Under the requirements of FASB Interpretation No. 46(R), this transaction constitutes a variable interest for the Company, with the Company being determined as the primary beneficiary.

The consolidation of this VIE, where the Company was determined to be the primary beneficiary, added approximately $650,000 of cash, net of foreign currency translation losses, to the consolidated assets in the Company’s consolidated balance sheet at June 30, 2006. Additionally, the consolidation of this VIE for the period of May 2, 2006 through June 30, 2006 added $143,333 of minority interest liability, net of losses attributed to minority interest and a deferred gain on sale of $555,409.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income. As of June 30, 2006 the Company has recorded  $98,078 of foreign currency translation losses.

Comprehensive Income

The component of accumulated other comprehensive income represents foreign currency translation adjustments.

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

Inventory

ATMs available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM is sold, it is relieved to cost of sales. At June 30, 2006, the Company’s ATM inventory totaled $102,820. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts.

Amortization of Assets

As of June 30, 2006 the Company has accumulated amortization totaling $261,898 against intangible assets totaling $4,517,738.

As of June 30, 2006 the Company has accumulated amortization totaling  $1,530,004 against merchant contracts totaling $14,543,167.

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

Assets Held for Sale

ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service or sold. The Company plans on having the assets held for sale at June 30, 2006 either sold or reinstalled by the end of fiscal year 2006. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. The Company reviews the Assets Held for Sale for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No.144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”.

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

The Company’s intangible assets are made up of merchant contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS 142 to reflect the fair value of the merchant contracts, and uses a two-step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to determine at each contract’s renewable period, whether they will actually renew and if not to amortize the cost over the remaining life of the contract. The second step is to compare the fair value of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at June 30, 2006 based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. The reverse stock split was applied retroactively to all previously disclosed share and per share amounts. The diluted earnings per share amount equals basic earnings per share for the three months ended June 30, 2006 because the Company had a net loss and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	June 30, 2006	June 30, 2005

Numerator
Income (loss) from continuing operations	$(373,100)	$213,517
Loss from discontinued operations	-	(255,601)

Numerator for diluted income (loss) per share
available to common stockholders	(373,100)	(42,084)

Denominator
Weighted average shares	21,010,028	18,211,986
Effect of dilutive securities:
Employee stock options & warrants	-	494,289

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	21,010,028	18,706,275

Income (loss) per common share - basic:
Income (loss) from continuing operations	(0.02)	0.01
Loss from discontinued operations	-	(0.01)
Net Income (loss) per share	(0.02)	(0.00)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	(0.02)	0.01
Loss from discontinued operations	-	(0.01)
Net Income (loss) per share	(0.02)	(0.00)

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. Other development costs include development of card-based business and development of foreign ATM operations. During the three-month periods ended June 30, 2006 and 2005, the amount of research and development costs, which were borne entirely by the Company, amounted to  $119,340 and $314,322, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs, the revenue driving equipment, are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Internally Developed Software

Costs incurred related to internally developed software, including interest, are capitalized and amortized over the useful life of the software for an average life of three years. During the quarters ended June 30, 2006 and 2005, the Company capitalized $0 and approximately $323,117 of internally developed software, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after October 1, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its quarter ended March 31, 2006. During the quarter ended June 30, 2006, the Company recorded a $25,422 reduction of stock based compensation expense in the accompanying condensed consolidated statement of operations.

Risk Factors

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

•  Default Under our Credit Agreements

The Company has received a waiver of certain covenants from its senior lender during the 2nd quarter of 2006. There were no other covenants under debt agreements with lenders that were not met.

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

•
competition, which can result in over-served markets, pressure to reduce existing fee structures and increase sales discounts to merchants and reduced opportunities to secure merchant or other placements of our machines;

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

•  Our ability to comply with mandated customer background checks and financial underwriting requirements; and

•  Changes in general economic conditions.

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

During the quarter ended December 31, 2005, the Company approved plans to discontinue two operations that did not fit within management’s strategic plans, thereby ceasing operations of the Company’s software development subsidiary, Axcess Technology Corp. (“ATC”), and ATC’s South African subsidiary Axcess Technology Corp, SA (“ATCSA”), as of December 31, 2005. The Company has dismissed all but one employee as of December 31, 2005, transferring the employee to Nationwide Money Services, Inc. All assets and liabilities have been transferred to either Nationwide Money Services, Inc. or Cash Axcess Corp., SA. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified ATC and ATCSA as discontinued operations and reported their operating results within discontinued operations in the accompanying consolidated statements of income and statements of cash flow. The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows for the three-month and six-month periods ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Revenues	$100	$700

Cost of revenues	1,010	1,010
Gross Profit	(910)	(310)

Operating Expenses
Depreciation and amortization	19,305	27,664
Selling, general and administrative	235,386	457,287
Total operating expenses	254,691	484,951

Loss from operations	(255,601)	(485,261)

Loss before provision for taxes	(255,601)	(485,261)

Net loss	$(255,601)	$(485,261)

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

Notes receivable - non-current consist of the following at June 30, 2006:

(a) 9% promissory note receivable requiring monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, net of reserve of $761,640	$740,134
(b) 10% promissory note due February 2007, net of reserve of $44,605	55,290
Less current portion	(50,000)
$745,424

(c) Effective September 30, 2005, the Company sold its wholly-owned subsidiary, Electronic Payment & Transfer Corporation, for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note 3 - "Discontinued Operations").

(d) In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of June 30, 2006 is $99,895. The promissory note is collateralized by the Company’s stock and may need to be further reserved should the stock price of the Company decline.

5. COMMITMENTS AND CONTINGENCIES

Capital leases entered into during the three-month period ended June 30, 2006 mature in 36 months with various rates from 14.35% to 14.37%, totaled $204,306.

Legal proceedings

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. As of March 31, 2006, the Company had accrued a total of $450,000 for the potential legal claim. The claim filed by James Collins was settled for $450,000 on May 2, 2006 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006.

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

6. INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2006 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At June 30, 2006, the Company has net operating loss carryforwards remaining of approximately $9,800,000 that may be offset against future taxable income through 2025. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

7. CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2006:

					Accumulated
			Additional	Common	Other		Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Income	Deficit	Equity

Balances, March 31, 2006	20,971,786	$20,972	$22,359,571	$20,000	$-	$(6,674,384)	$15,726,159

Stock warrants issued	40,000	40	19,960	(20,000)		-	-

Stock Compensation Expense	-	-	(25,422)	-		-	(25,422)

Foreign exchange translation adjustment					(98,078)		(98,078)

Net loss	-	-	-	-		(373,100)	(373,100)

Balances, June 30, 2006	21,011,786	$21,012	$22,354,109	$-	$(98,078)	$(7,047,484)	$15,229,559

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

June 30, 2005
Weighted-average risk free interest rate	5.25%
Expected life of option (years)	2.0
Expected stock volatility	90%
Expected dividend yield	0.00%

Effective January 1, 2006, the Company adopted provisions of Financial Accounting Standards Board (FASB) Statement No. 123R "Share-Based Payment," (FAS 123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in 2005 but pro forma effects on income were disclosed in the comparative quarter in 2005.

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

Three Months Ended
June 30, 2005

Net loss, as reported	$(42,084)

Add: Stock-based employee compensation expense included in reported income (loss), net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	$(41,988)

Pro forma net loss	$(84,072)

Net loss per common share

Basic loss, as reported	$(0.00)
Basic loss, pro forma	$(0.00)

Compensation expense charged against income during the second quarter of 2006 for stock options was a reduction to expense of $25,422.

9. SUBSEQUENT EVENTS

On August 1, 2006, Electronic Payment Systems, LLC, the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and Electronic Payment Systems, LLC has thirty days as of the date of the default notification to cure the default.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleges that the Company has failed to compensate EFMARK for services amounting to $103,000 and is seeking said amount as well as interest of $32,000. The Company believes the demand contains factual inaccuracies and is wholly without merit and intends to vigorously defend the demand. On August 9, 2006 the Company had a conversation with EFMARK which leads the Company to believe that EFMARK will terminate their letter of demand and withdraw their claim without any obligations from the Company.

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

Critical Accounting Policies
The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies." When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

Revenue Recognition Policies

We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the credit-worthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company, to book as revenue, all surcharge and interchange it receives and has earned based upon their contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a contracted expense a lease fee for the use of the ATM or space rent and pays this to the owners of the ATMs and/or the third party vendors. Where the Company provided only processing services through its wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements, the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals. The Company records only the surcharge and interchange monies due to the Company because it owns the ATMs or it manages the ATM’s and records the management or processing income due under contracts the Company owns. The Company does not record surcharge or interchange monies that pass through the Company’s processor to the ATM owner.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

Processing fees are earned by EFT Integration (EFTI), a wholly owned subsidiary of the Company, for the switching of transactions between the ATMs and the cardholder’s bank(s). The processing fees earned by EFTI for the switching of transactions for Nationwide Money Services, Inc.'s ATMs are eliminated at time of consolidation. However, EFTI switches transactions for companies other than Nationwide Money Services.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.

Software sales and services are recorded when complete, shipped and invoiced.

Allowance of Uncollectible Accounts Receivable

Merchants and investors have been historically billed for reimbursable expenses of the Company as part of negotiated contracts. The accounts receivable, for these reimbursed expense invoices, have been historically reduced by an allowance for amounts that may become uncollectible in the future. The Company reviews the accounts receivable on a regular basis to determine the collectibility of the accounts. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days.

Inventory

ATMs and equipment available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM is sold it is relieved to cost of sales. At June 30, 2006, the Company’s ATM inventory totaled $102,820.

Equipment

ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates. ATMs and related software components not currently in service are classified as held for sale, until such time either the machine is installed and in service or sold. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATMs classified as held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded.

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

Asset Impairment

The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. During the three-month period ended June 30, 2006, the Company determined that there were no long-lived assets that were impaired.

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

Comparison of Results of Continuing Operations for the Three Months Ended June 30, 2006 and 2005:

Revenues

The Company reported total operating revenue from continuing operations of $5,531,623 for the three-month period ended June 30, 2006 as compared to $5,012,042 for the three-month period ended June 30, 2005. The increase in the three month revenues is mainly due to higher surcharge and interchange revenue from acquired ATM merchant locations and increased organic sales growth.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $3,023,074 to  $3,123,670 in the three-month periods ended June 30, 2005 and 2006, respectively. The continued growth in our transactions, interest costs increases, network cost increases and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the three months ended June 30, 2006.

Gross Margin

Gross profit from continuing operations as a percentage of revenue for the three-month period ended June 30, 2006 and 2005 were approximately 43.5%, or $2,407,953 and approximately 39.7%, or $1,988,968 respectively. There was a significant increase in the number of ATMs in service, with approximately 4,600 in service during the three-month period ended June 30, 2006 , compared to 3,000 ATMs in service during the same three-month period ended June 30, 2005.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended June 30, 2006 and 2005, were $2,512,320 and $1,624,147, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $1,883,475 for the three-month period ended June 30, 2006 from $1,315,419 for the three-month period ended June 30, 2005. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in salaries and benefits, professional, legal and audit fees and other expenses related to the increase in operating revenues resulting from the acquisitions we completed in 2005. Additionally, during the three month period ended June 30, 2006, the Company recorded an increased reserve for bad debts.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the three-month period ended June 30, 2006 to $628,845 from $308,728 for the same period in 2005. This increase in depreciation and amortization expense was due to the following factors:

•	An increase in ATM equipment, resulting from acquisitions and developed software in 2005, whereby fixed assets, net, have increased from $6,803,472 in June 2005 to $7,763,992 in June 2006; and

•
An increase in amortization specific to the merchant contracts we purchased during fiscal year 2005 for which a full quarter’s amortization expense was recorded during the three-month period ended June 30, 2006.

See Financial Statement Footnotes #2: Significant Account Policies regarding the amortization of intangible merchant contracts.

Operating Income (Loss) from Continuing Operations

We had an operating loss from continuing operations for the three-month period ended June 30, 2006 in the amount of $104,376  as compared to operating income from continuing operations of $364,821 in the three-month period ended June 30, 2005.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended June 30, 2006 to $309,201 from $153,502 for the three-month period ended June 30, 2005. The increase was mainly due to increased debt during the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005.

Income (loss) from Continuing Operations Before Provision for Tax

We had net loss from continuing operations before taxes of $373,100 for the three months ended June 30, 2006 as compared to a net loss from continuing operations before taxes of $213,517 for the three-month period ended June 30, 2005.

Income Taxes

We incurred no tax expense in either of the respective periods ending June 30, 2006 and June 30, 2005. The Company has net operating loss carryforwards from 2002 of approximately $9,800,000 which expire in various periods through 2025.

Comparison of Results of Continuing Operations for the Six Months Ended June 30, 2006 and 2005:

Revenues

The Company reported total operating revenue from continuing operations of $10,777,193  for the six-month period ended June 30, 2006 as compared to $9,729,278  for the six-month period ended June 30, 2005. The increase in the six month revenues is due to higher surcharge and interchange revenue from acquired ATM merchant locations during 2005 and increased organic sales growth.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $5,727,513 to $6,092,032 in the six-month periods ended June 30, 2005 and 2006, respectively. The growth in our transactions, year over year, interest costs increases, network cost increases and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the six months ended June 30, 2006.

Gross Margin

Gross profit from continuing operations as a percentage of revenue for the six-month period ended June 30, 2006 and 2005 were approximately 43.5%, or $4,685,161 and approximately 41.1%, or $4,001,765 respectively.

Operating Expenses

Our total operating expenses from continuing operations for the six months ended June 30, 2006 and 2005, were $4,690,813 and $3,106,825 , respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $3,437,572 for the six-month period ended June 30, 2006 from $2,486,989 for the six-month period ended June 30, 2005. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in salaries and benefits, professional, legal and audit fees and other expenses related to the increase in operating revenues resulting from the acquisitions we completed in 2005. Additionally, during the six-month period ended June 30, 2006, the Company recorded an increased reserve for bad debts.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the six-month period ended June 30, 2006 to $1,253,241 from $619,836 for the same period in 2005.

Operating Income (Loss) from Continuing Operations

We had an operating loss from continuing operations for the six-month period ended June 30, 2006 in the amount of $5,652 as compared to operating income from continuing operations of $894,940 in the six-month period ended June 30, 2005.

Other Income and Expense

During the six months ended June 30, 2006 there were other expenses of $665,353 which primarily relate to legal fee expenses and reserves in connection with the aforementioned James Collins legal claim and other increased legal and accrued expenses. During the six months ended June 30, 2005 there was other income of $2,198.

Interest Expense, Net

Interest expense, net, increased for the six-month period ended June 30, 2006 to $640,264 from $275,043for the six-month period ended June 30, 2005. The increase was mainly due to increased debt during the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2006.

Income (loss) from Continuing Operations Before Provision for Tax

We had net loss from continuing operations before taxes of $1,251,015 for the six months ended June 30, 2006 as compared to net income from continuing perations before taxes of $622,095 for the six-month period ended June 30, 2005.

Income Taxes

We incurred no tax expense in either of the respective periods ended June 30, 2006 and June 30, 2005. The Company has net operating loss carryforwards from 2002 of approximately $9,800,000 which expire in various periods through 2025.

Seasonality

ATM transactions account for all of the transaction volume processed by our customers. The volume of these transactions on our networks generally is greater in the second and third quarter vacation seasons than during the rest of the year. Consequently, revenues and earnings from ATM transactions in the first and fourth quarter generally are lower than revenues and earnings from ATM transactions in the second and third quarters. We expect that our operating results in the foreseeable future will be affected by seasonal trends in the ATM transaction market.

Liquidity and Capital Resources

Working Capital

As of June 30, 2006, the Company had current assets of $4,012,778 and current liabilities of $5,957,378, which results in a negative working capital of $1,944,600 as compared to current assets of $3,715,929 and current liabilities of $4,809,834 resulting in a negative working capital of $1,093,905 as of June 30, 2005. The ratio of current assets to current liabilities decreased to 0.67 at June 30, 2006 from 0.84 at December 31, 2005 and from 0.70 at March 31, 2006. It is expected that cash provided from operations will be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by continuing operating activities during the six-month period ended June 30, 2006 was $199,876 compared to the net cash provided by continuing operating activities during the six-month period ended June 30, 2005 of $1,129,225, respectively.

The Company used $1,407,914 for financing activities, mainly paying back senior lender notes and capital leases, during the six-month period ended June 30, 2006, compared to funds provided by financing activities of $380,295 for the six-month period ended June 30, 2005.

Net cash provided by investing activities in continuing operations was $186,471 during six-month period ended June 30, 2006, mainly representing the funds received from the 50% sale of Cash Axcess Corporation offset by purchases of property and equipment. This compares to net cash used in investing activities in continuing operations of $1,054,371 for the six-month period ended June 30, 2005, used mainly for the purchases of property and equipment.

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

The Company is continuing its efforts to raise additional capital through equity or debt financings. To continue its current business plan and acquisition strategy the Company estimates, it will require approximately $1,400,000 in additional capital to meet its needs for the next 12 months for acquisitions and such items as new ATM leases.

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

The Company is also exploring other strategic alternatives. On May 4, 2006, the Company entered into a letter agreement with Raymond James & Associates, Inc. (“RJ”) pursuant to which the Company retained RJ to act as its sole, external investment banking advisor in helping the Company evaluate strategic alternatives including the sale of all or a portion of its assets or securities. In consideration for such services, the Company has paid RJ an initial retainer of $50,000 and has agreed to reimburse RJ for all reasonable out of pocket expenses, pay a transaction fee of $500,000 plus 2.5% of any consideration over $16 million received by the Company in connection with any transaction and pay $150,000 in connection with any fairness opinion delivered by RJ to the Company.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank: Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of June 30, 2006, Nationwide Money had 44 ATMs funded by Palm Desert with a vault cash outstanding balance of about $1,000,000.In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

•
WSFS: On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of June 30, 2006, to approximately $20,000,000. The Company is currently using approximately $12,000,000 of the WSFS line. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

•
Various Branded Cash Partners: Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of June 30, 2006, Nationwide Money had 55 branded partners, which funded over 634 ATMs in 11 states.

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

Risks Related to the Restatement

On March 30, 2006, the Company’s Audit Committee along with senior management, determined that the consolidated statements of income and cash flows for the quarters ended September 30, 2005 and June 30, 2005 contained errors, requiring the Company to amend its Form 10QSBs for the quarters ended June 30, 2005 and September 30, 2005. The errors related to the Company's accounting for revenue under certain of its processing contracts; capitalization of purchased software costs; and the depreciation of assets at a more rapid pace than required. These errors resulted in a revenue correction for the periods ended September 30, 2005 and June 30, 2005 of $241,439 and $425,669, respectively, and a total reduction in net income during the two quarters by approximately $510,962. The correction resulted in a reported net loss for the quarter ended September 30, 2005, of $88,603, and a reported net loss for the quarter ended June 30, 2005 of $42,084.

In addition, management of the Company determined that the reasons underlying the restatement were the result of a material weakness in the Company’s internal controls. Management of the Company reviewed the internal control deficiency with the Audit Committee, discussed this deficiency with the Company’s independent registered public accounting firm and implemented remedial measures to address the identified material weakness in connection with the preparation of its restated financial statements.

The Company believes the restatement corrected the errors caused by the material weakness and that the material weakness has been remediated. However, the Company may face potential adverse consequences as a result of the restatement of its historical financial statements, including shareholder litigation, litigation with its strategic investors and/or government investigations as well as any increased costs associated therewith and the diversion of management’s attention and resources to address any such litigation or investigations.

Contractual Obligations

Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures (outside of acquisitions) for fiscal 2006 will total approximately $1,800,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease ATMs under capital lease agreements that expire between 2006 and 2008 and provide for lease payments at interest rates up to 23% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10KSB Annual Report.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Remediation of Previously Stated Material Weaknesses

We have formulated a program to remedy the material weaknesses identified in the Form 10QSB quarterly report for the period ended March 31, 2006. In the first phase of the program, completed as of March 31, 2006, we hired a Controller and a Senior Accountant to augment our accounting, financial reporting and financial control function in our finance department. Due to the subsequent departure of our previous Chief Financial Officer and subsequent appointment of our previous Controller into that position, we have adjusted the plan by engaging an outside consulting firm to assist in the financial reporting of the Company and to liaise with our outside auditors with regards to the Company’s application of accounting principles.
In the second phase of the program, we increased our auditor's review work quarterly, as well as, increased the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we implemented the following remediation measures relating to the previously stated material weaknesses:

1. Ineffective controls over revenue recognition. Our remediation measures relating to revenue recognition includes a review by management of revenue items other than normal fees earned such as surcharge and interchange including a regular review of the accounts receivable aging. We have also instituted an objective method of determining the collectibility of the accounts receivable as well as a strict method for setting reserves against those receivables.

2. Ineffective controls over depreciation. Subsequent to the errors that resulted in previous audit adjustments, the Company has set up a tracking system to follow the final production periods when software is completed and will include a review by management of depreciable items. Also the Company has ceased its software development subsidiaries as of December 31, 2005 and does not plan to change any software depreciation. Additionally, during the quarter the Company has installed a new fixed asset management module onto its accounting platform which now automates the calculation of the appropriate depreciation over the selected life span of the equipment.

3. Ineffective controls over internally developed software. The Company has set up a tracking system to follow the development, testing, implementation and final production periods when the software is completed and will include a review by management of internally developed items.

Although the Company’s Chief Executive Officer and Chief Financial Officer believe that its disclosure controls and procedures were effective as of June 30, 2006, We plan to continue our remediation program during the third quarter of fiscal 2006 to further improve our disclosure controls and procedures. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. As of March 31, 2006, the Company had accrued a total of $450,000 for the potential legal claim. The claim filed by James Collins was settled for $450,000 on May 2, 2006 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

The Wachovia loan agreement requires the Company to meet certain covenants. The three covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of June 30, 2006, the Company was not in compliance with the covenants described in 2 and 3 above. The Company has obtained waivers of these covenants for June 30, 2006 and through September 30, 2006, respectively.

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

On May 9, 2006, Robert Pearson resigned from his position on the Board of Directors.

On May 10, 2006, David S. Surette notified the Company of his resignation as Chief Financial Officer and Chief Accounting Officer effective May 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 14, 2006 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ MICHAEL DODAK
Michael Dodak Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 14th day of August, 2006.

Signature	Title

/s/Michael Dodak Michael Dodak	CEO, Chairman

/s/David Fann David Fann	President, Secretary and Director

/s/ Lock Ireland
Lock Ireland	Director

/s/ Robert Landis
Robert Landis	Director

/s/ Joseph Loughry Joseph Loughry	Director

/s/ Alan Rossiter Alan Rossiter	Director

/s/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer