Form 10QSB
period 2006-09-30
GLOBAL AXCESS CORP
filed 2006-11-14
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

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

As of November 14, 2006, the Issuer had 21,021,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

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

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$603,527
Automated teller machine vault cash	184,504
Accounts receivable, net of allowance for doubtful accounts of $243,340	1,308,438
Other receivable	700,000
Note receivable - current	22,560
Inventory	129,196
Deferred tax asset - current	329,197
Prepaid expenses and other current assets	224,057
Total current assets	3,501,479

Fixed assets, net	6,462,399

Other assets
Merchant contracts, net	12,573,673
Intangible assets, net	4,240,039
Deferred tax asset - non-current	322,279
Other assets	23,603

Total assets	$27,123,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,153,701
Automated teller machine vault cash payable	184,504
Deferred gain on sale of assets - current	175,000
Notes payable-related parties - current portion	18,153
Notes payable - current portion	47,808
Senior lenders' notes - current portion, net	627,083
Capital lease obligations - current portion	1,253,775
Total current liabilities	6,460,024

Long-term liabilities
Notes payable-related parties - long-term portion	1,328,212
Notes payable - long-term portion	9,093
Senior lenders' notes - long-term portion, net	5,447,058
Capital lease obligations - long-term portion	1,952,947
Deferred tax liability- long-term portion	311,676
Total liabilities	15,509,010

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 21,021,786 shares issued and outstanding	21,022
Additional paid-in capital	22,366,402
Accumulated deficit	(10,772,962)
Total stockholders' equity	11,614,462
Total liabilities and stockholders' equity	$27,123,472

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2006	September 30, 2005

Revenues	$5,556,874	$4,815,792

Cost of revenues	3,188,105	$2,865,282
Gross profit	2,368,769	1,950,510

Operating expenses
Depreciation and amortization	610,981	366,300
Impairment of long-lived assets	1,329,396	-
Selling, general and administrative	2,384,450	1,167,629
Restructuring charges	757,811	-
Impairment of notes receivable	522,864	-
Other expense (income)	-	(1,866)
Total operating expenses	5,605,502	1,532,063
Operating income (loss) from continuing operations
before items shown below	(3,236,733)	418,447

Interest expense, net	(399,422)	(154,474)
Loss attributed to minority interest	62,752	-
Income (loss) from continuing operations	(3,573,403)	263,973
Loss from discontinued operations, net of tax	$(53,997)	$(352,576)
Net loss	$(3,627,400)	$(88,603)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.17)	$0.02
Loss from discontinued operations	$(0.00)	$(0.02)
Net loss	$(0.17)	$(0.00)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.17)	$0.01
Loss from discontinued operations	$(0.00)	$(0.01)
Net loss	$(0.17)	$(0.00)

Weighted average common shares outstanding:
Basic	21,021,243	18,501,286
Diluted	21,021,243	19,137,586

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Revenues	$16,232,522	$14,546,658

Cost of revenues	9,234,923	8,592,795
Gross profit	6,997,599	5,953,862

Operating expenses
Depreciation and amortization	1,824,868	976,532
Impairment of long-lived assets	1,329,396	-
Selling, general and administrative	5,586,050	3,545,036
Restructuring charges	757,811
Impairment of notes receivable	772,864
Other expense (income)	412,406	(5,389)
Total operating expenses	10,683,396	4,516,179
Operating income (loss) from continuing operations
before items shown below	(3,685,797)	1,437,683

Interest expense, net	(1,039,685)	(429,517)
Gain on sale of assets	13,655	-
Loss attributed to minority interest	109,351	-
Income (loss) from continuing operations	(4,602,476)	1,008,166
Loss from discontinued operations, net of tax	$(275,937)	$(959,951)
Net income (loss)	$(4,878,413)	$48,214

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.22)	$0.06
Loss from discontinued operations	$(0.01)	$(0.06)
Net income (loss)	$(0.23)	$0.00

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.22)	$0.06
Loss from discontinued operations	$(0.01)	$(0.06)
Net income (loss)	$(0.23)	$0.00

Weighted average common shares outstanding:
Basic	20,987,328	18,141,753
Diluted	20,987,328	18,614,811

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Income (loss) from continuing operations	$(4,602,476)	$1,008,166
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	(11,698)	-
Depreciation and amortization	1,824,868	976,532
Impairment of long-lived assets	1,329,396	-
Provision for doubtful accounts	171,402	-
Accretion of discount on notes payable	115,779	-
Impairment of notes receivable	812,756	-
Loss attributed to minority interest	(109,351)	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	277,903	20,577
Change in accounts receivable	(55,307)	104,196
Change in inventory	(92,348)	7,071
Change in prepaid expenses and other current assets	47,533	(351,129)
Change in other assets and deferred revenue	(58,944)	249,694
Change in accounts payable and accrued liabilities	1,472,317	(113,131)
Change in automated teller machine vault cash payable	(277,903)	(20,577)
Net cash provided by continuing operating activitities	843,926	1,881,398
Discontinued operations
Net loss	(275,937)	(959,953)
Adjustments to reconcile loss to net cash used in
discontinued operations:
Depreciation	62,162	71,322
Change in accounts receivable	(22,179)	(26,924)
Change in accounts payable and accrued liabilities	59,867	230,571
Deferred tax asset	-	(159,315)
Change in prepaid expenses and other current assets	(20,358)	(228,264)
Net cash used in discontinued operating activities	(196,445)	(1,072,562)
Net cash provided by continuing and discontinued operating activities	647,481	808,836

Cash flows from investing activities:
Investment in notes	-	(66,658)
Purchase of property and equipment	(665,208)	(925,670)
Proceeds from merchant contract escrow reimbursement	265,160	-
Net cash used in investing activities for continuing operations	(400,048)	(992,329)
Net cash used in investing activities for discontinued operations	-	(722,407)
Net cash used in investing activities	(400,048)	(1,714,736)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,950	686,300
Proceeds from notes payable	-	29,642
Proceeds from bank notes	400,000	500,000
Proceeds from lease buybacks	204,306	-
Principal payments on senior lenders' notes	(1,618,749)	(493,750)
Principal payments on notes payable	(91,855)	-
Principal payments on notes payable - related parties	(1,730)	-
Principal payments on capital lease obligations	(819,869)	(292,034)
Net cash provided by (used in) financing activities	(1,903,947)	430,158
Effect of exchange rate fluctuation on cash in discontinued operations	(98,078)	-
Decrease in cash	(1,754,592)	(475,741)
Cash, beginning of period	2,358,119	496,823
Cash, end of the period	$603,527	21,082

Cash paid for income taxes	-	-
Cash paid for interest	$(923,907)	$(429,517)

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Investing activities:
Purchase of assets under capital lease obligations	$1,146,284	2,103,675
Note on sale of subsidiary	700,000	1,540,000
Total non-cash investing activities	$1,846,284	$3,643,675

Financing activities
Stock issued for compensation	22,218	4,542
Discount of notes payable	115,779	-
Related party notes converted to common stock	-	1,025,000
Total non-cash financing activities	$137,997	$1,029,542

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF September 30, 2006
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

The interim condensed consolidated statements of operations and cash flows also include discontinued operations from Global Axcess Corp’s former subsidiaries and variable interest entity.

The interim condensed consolidated financial information is unaudited. In  the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed   consolidated financial statements. Interim results are not necessarily  indicative of results of operations for the full year.

All adjustments are of normal recurring nature, with the exception of:

•	$1,329,396 impairment charges on long-lived assets (see Note 5)
•	$757,811 restructuring charges (see Note 5)
•	$522,864 impairment charges on notes receivable (see Note 4)
•	$200,000 increase in legal accrual for lawsuit (see Note 6)
•	$71,507 gain on sale of assets (see Note 3)
•	$68,185 expenses relating to strategic alternative evaluation (see Note 10)
•	$40,000 accrual for settlement of lawsuit (see Notes 6 and 10)

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc. and EFT Integration, Inc., (see Note 3 referring to subsidiaries included as discontinued operations). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Transaction service and processing fees are recognized in the period that the service is performed. The Company receives two types of fees: surcharge/convenience fees paid by consumers utilizing certain ATMs owned or managed by the Company; and interchange fees paid by their banks. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. ATM sales revenue is recognized when the ATM is shipped and installed. Revenue from managing ATMs for others is recognized each month when the services are performed.

Inventory

ATMs available for sale and replacement parts are classified as inventory until such time as the machines or replacement parts are sold, installed and in service. Once the ATM is sold, it is released to cost of sales. At September 30, 2006, the Company’s ATM inventory totaled $129,196. Inventories are valued at the lower of cost (first-in, first-out method) or market.

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of September 30, 2006 the Company has bad debt reserves totaling $243,340 against gross accounts receivable totaling $1,551,778.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age to estimate useful economic lives and values. The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of” (see Note 5 referring to impairment of long-lived assets).

Assets Held for Sale

ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service or sold. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. The Company reviews the assets held for sale for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of” (see Note 5 referring to impairment of long-lived assets).

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

The Company’s intangible assets are made up of merchant contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two-step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to determine at each contract’s renewable period, whether they will actually renew and if not to amortize the cost over the remaining life of the contract. The second step is to compare the fair value of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts.

As of September 30, 2006 the Company has accumulated amortization totaling $277,698 against intangible assets totaling $4,517,737.

As of September 30, 2006 the Company has accumulated amortization totaling $1,704,335 against merchant contracts totaling $14,278,008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at September 30, 2006 based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. The reverse stock split was applied retroactively to all previously disclosed share and per share amounts. The diluted earnings per share amount equals basic earnings per share for the three months ended September 30, 2006 because the Company had a net loss and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	September 30, 2006	September 30, 2005

Numerator
Income (loss) from continuing operations	$(3,573,403)	$263,973
Loss from discontinued operations	$(53,997)	(352,576)

Numerator for diluted income (loss) per share
available to common stockholders	(3,627,400)	(88,603)

Denominator
Weighted average shares	21,021,243	18,501,286
Effect of dilutive securities:
Employee stock options & warrants	-	636,300

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	21,021,243	19,137,586

Income (loss) per common share - basic:
Income (loss) from continuing operations	(0.17)	0.02
Loss from discontinued operations	(0.00)	(0.02)
Net Income (loss) per share	(0.17)	0.00

Income (loss) per common share - diluted:
Income (loss) from continuing operations	(0.17)	0.01
Loss from discontinued operations	(0.00)	(0.01)
Net Income (loss) per share	(0.17)	(0.00)

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. Other development costs include development of card-based business and development of foreign ATM operations. During the three-month periods ended September 30, 2006 and 2005, the amount of research and development costs, which were borne entirely by the Company, amounted to $125,504 and $352,576, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs, the revenue driving equipment, are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Internally Developed Software

Costs incurred related to internally developed software, including interest, are capitalized and amortized over the useful life of the software for an average life of three years. During the quarters ended September 30, 2006 and 2005, the Company capitalized $0 and approximately $252,052 of internally developed software, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of income the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after October 1, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its quarter ended March 31, 2006. During the quarter ended September 30, 2006, the Company did not recognize any material stock based compensation expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company will adopt SFAS No. 157 in its quarter ending March 31, 2008. The Company is currently evaluating the provisions of SFAS No. 157 and has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

Risk Factors

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

• Default Under our Credit Agreements

The Company has received a waiver of certain covenants from its senior lender during the 3rd quarter of 2006. There were no other covenants under debt agreements with lenders that were not met.

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

•  Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees;

•  Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

•  Our ability to expand our ATM base;

•  The availability of financing at reasonable rates for vault cash and for other corporate purposes;

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

•  Loss of network sponsorship;

•  Our ability to comply with mandated customer background checks and financial underwriting requirements; and

•  Changes in general economic conditions.

3.     DISCONTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EP&T"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EP&T. Subsequently, effective September 30, 2005, the Company completed the sale of EP&T to one former employee of the Company for a $1.5 million note receivable (see Note 4 - "Notes Receivable"). In accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan “, the Company has written the note receivable down to $500,000 and has set a reserve for the entire balance. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EP&T as a discontinued operation and reported its operating results within discontinued operations in the accompanying condensed consolidated statements of income. The Company recorded no gain or loss on this initial transaction.

During the quarter ended December 31, 2005, the Company approved plans to discontinue two operations that did not fit within management’s strategic plans, thereby ceasing operations of the Company’s software development subsidiary, Axcess Technology Corp. (“ATC”), and ATC’s South African subsidiary Axcess Technology Corp, SA (“ATCSA”), as of December 31, 2005. The Company has dismissed all but one employee as of December 31, 2005, transferring the employee to Nationwide Money Services, Inc. All assets and liabilities have been transferred to either Nationwide Money Services, Inc. or Cash Axcess Corp., SA. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified ATC and ATCSA as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flow.

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited, in a stock arrangement with Industrial Electronic Investments Limited. Under the requirements of FASB Interpretation No. 46(R), this transaction constituted a variable interest for the Company, with the Company being determined as the primary beneficiary. During the quarter ended September 30, 2006, the Company approved plans to discontinue its South African operation which did not fit within management’s strategic plans. On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified CAC as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flow. The resulting gain on the sales of assets is as follows:

Sales price (Other receivable at September 30, 2006)		$700,000

Cost basis
Investment, less minority interest	$(812,198)
Other assets transferred	$(196,704)	$(1,008,902)
Deferred escrow deposit		$(175,000)
		$(483,902)

Deferred gain on previous sale		$555,409

Net gain on sale of assets		$71,507

The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005:

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Revenues	$36,593	$12,812

Cost of revenues	21,228	8,716
Gross Profit	15,365	4,096

Operating Expenses
Depreciation and amortization	22,808	34,054
Selling, general and administrative	119,545	480,065
Other expense	(1,484)	1,868
Total operating expenses	140,869	515,987

Loss from operations	(125,504)	(511,891)

Gain on sale of assets	71,507	-
Provision for income tax benefit	-	(159,315)

Net loss	$(53,997)	$(352,576)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Revenues	$138,138	$11,924

Cost of revenues	66,442	9,726
Gross Profit	71,696	2,198

Operating Expenses
Depreciation and amortization	62,162	71,322
Selling, general and administrative	355,515	1,046,949
Other expense	1,463	3,192
Total operating expenses	419,140	1,121,464

Loss from operations	(347,444)	(1,119,266)

Gain on sale of assets	71,507	-
Provision for income tax benefit	-	(159,315)

Net loss	$(275,937)	$(959,951)

4.    NOTES RECEIVABLE

Notes receivable - current consist of the following at September 30, 2006:

(a) 9% promissory note receivable requiring monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, fully reserved due to non-payment	$0
(b) 10% promissory note due February 2007, net of reserve of $77,335	22,560
$22,560

(a) During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EP&T”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EP&T. Subsequently, effective September 30, 2005, the Company completed the sale of EP&T to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note 3 - "Discontinued Operations"). On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS has failed to make any payment to date; therefore the Company has determined that it is unlikely that the purchaser will repay the note. The Company and EPS have been in negotiations to amend the note to $500,000, however no agreement has been reached. Additionally, it is unlikely that the Company will receive financial information from EPS which would deem even the amended note to be collectible. In the absence of financial information to determine collectibility and only having the value of the stock of EPS as security on the repayment of the note, management has determined that it is likely that the note is fully impaired and has increased the reserve of $250,000 established in the first quarter, by $490,134, which together with the previously deferred gain, reduced the carrying value to zero.

(b) In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of September 30, 2006 is $99,895. The promissory note is collateralized by the Company’s stock and during the quarter ended September 30, 2006, the Company increased the reserve by $32,730 due to the declining stock price of the Company.

The Company has received no payments of interest on this loan and no interest income has been recognized in the periods presented.

5.    IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

Impairment of Long-lived assets

As discussed in Note 2 “Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”.

In July 2006 the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor. Accordingly, the switching software was evaluated for impairment and deemed to be impaired.

Also, during the third quarter, assets held for sale, consisting of ATMs and related software, were reevaluated for impairment. Of the $485,315 total assets held for sale, $125,586 worth of ATMs were determined to be useful and able to be placed back in service. In accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”, these assets are to be placed back into service at zero book value which is their depreciated value had they not been held for sale. Therefore, the full balance of assets held for sale was determined to be fully impaired.

Additionally, the Company reviewed other ATMs and other software for impairment and determined that some of the Company’s other ATMs and software was impaired. The following summarizes the amounts charged to impairment of long-lived assets for the quarter ended September 30, 2006:

	Net Book Value At September 30, 2006	Estimated proceeds from disposition	Impairment Charge
Long-lived asset description

Switching software	$610,024	-	$610,024

Assets held for sale	$485,315	-	$485,315

ATMs and other software	$234,057	-	$234,057

			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), this transaction constitutes a variable interest for the Company, with the Company being determined as the primary beneficiary), Cash Axcess Corporation (Proprietary) Limited (“CAC”) (see Note 3); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above in Note 5); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above in Note 5); and the decision to reevaluate other ATMs and software for impairment (see above in Note 5). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of September 30, 2006 the full amount of restructuring charges were accrued.

6.    COMMITMENTS AND CONTINGENCIES

Capital leases entered into during the three-month period ended September 30, 2006 mature in 24 months with a rate of 18.71%, totaled $329,318.

Legal proceedings

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. As of March 31, 2006, the Company had accrued a total of $450,000 for the potential legal claim. The claim filed by James Collins was settled for $450,000 on May 2, 2006 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contains factual inaccuracies and was wholly without merit. In the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company has reflected this $40,000 expense and liability in its financial statements ended September 30, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorneys’ fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has booked a $200,000 expense accrual for what it deems to be probable legal expenses defending this claim.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position.

7.    INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at September 30, 2006 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At September 30, 2006, the Company has net operating loss carryforwards remaining of approximately $9,800,000 that may be offset against future taxable income through 2025. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

8.    CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2006:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balances, June 30, 2006	21,011,786	$21,012	$22,354,109	$(98,078)	$(7,047,484)	$15,229,559

Stock warrants exercised and issued	-	-	-		-	-

Stock options issued	10,000	10	3,490		-	3,500

Stock compensation expense	-	-	-		-	-

Foreign exchange translation adjustment on sale of subsidiary			-	98,078	(98,078)	-

Stock warrants issued to consultants in lieu of cash compensation			8,803	-		8,803

Net loss	-	-	-		(3,627,400)	(3,627,400)

Balances, September 30, 2006	21,021,786	$21,022	$22,366,402	$-	$(10,772,962)	$11,614,462

9.    STOCK OPTIONS AND WARRANTS

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

September 30, 2005

Weighted-average risk free interest rate	5.25%
Expected life of option (years)	2.0
Expected stock volatility	90%
Expected dividend yield	0.00%

Effective January 1, 2006, the Company adopted provisions of Financial Accounting Standards Board (FASB) Statement No. 123R "Share-Based Payment" (FAS 123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded in 2005 but pro forma effects on income were disclosed in the comparative quarter in 2005.

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

Three Months Ended
September 30, 2005

Net loss, as reported	$(88,603)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	$(811,247)

Pro forma net loss	$(899,850)

Net loss per common share

Basic loss, as reported	$(0.00)
Basic loss, pro forma	$(0.05)

10.    SUBSEQUENT EVENTS

On October 10, 2006, the Company entered into Separation Agreement and Release (the "Dodak Agreement") with Michael Dodak pursuant to which Mr. Dodak resigned as an executive officer and director of the Company effective September 30, 2006. Pursuant to the Dodak Agreement, Mr. Dodak agreed to not compete with the Company for a period of five years, solicit the Company's employees or utilize the Company's trade secrets in consideration of a payment $42,301 representing accrued paid time off, $376,776 paid in installments of $15,699 over 24 months, the payment of the lesser of $6,600 or the maximum permitted in matching dollars as per the Company's 401K Plan and provide healthcare benefits through March 31, 2008. Mr. Dodak agreed to provide up to 20 hours of consulting to the Company, per month, for a period of six months at no additional cost.

In addition, on October 10, 2006, the Company entered into Separation Agreement and Release (the "Fann Agreement") with David Fann pursuant to which Mr. Fann resigned as an executive officer and director of the Company effective September 30, 2006. Pursuant to the Fann Agreement, Mr. Fann agreed to not compete with the Company for a period of five years, solicit the Company's employees or utilize the Company's trade secrets in consideration of a payment $23,692 representing accrued paid time off, $180,552 paid in installments of $15,046 over 12 months, the payment of the lesser of $6,600 or the maximum permitted in matching dollars as per the Company's 401K Plan and provide healthcare benefits through September 30, 2007. Mr. Fann agreed to provide up to 20 hours of consulting to the Company, per month, for a period of six months at no additional cost.

On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs Dodak and Fann. In addition, Joseph M. Loughry and Lock Ireland, directors of the Company, were appointed as Chairman and Vice Chairman of the Board of Directors of the Company, respectively.

On November 13, 2006, the Board of Directors decided that it has completed its evaluation of strategic alternatives and has concluded that it is in the best interests of the shareholders to not pursue a corporate transaction at this time. While the Company will always be receptive to evaluating opportunities which would give shareholders a premium over enterprise value, the Company has decided that for the foreseeable future, it will focus on its strategic reorganization plan by attempting to build consistent financial performance, returning to profitability and growing enterprise value through organic growth and cost reductions.

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

Summary

The Company, through its wholly owned subsidiaries, owns and operates Automated Teller Machines ("ATM"s) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon the business relationship that exists between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

In most markets, we impose a surcharge/convenience fee for cash withdrawals. Surcharge/convenience fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge/convenience fee for ATMs in our network ranges between $1.50 and $2.50 per withdrawal. The surcharge/convenience fee for other ATMs in our network ranges between $0.50 and $10.00 per withdrawal. We receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM and only record earned revenue based upon the Company contracts with the third party vendors.

In addition to revenues derived from interchange and surcharge/convenience fees, we also derive revenues from providing network management services to third parties owning ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month between the 5th and 15th business day. Surcharge/convenience fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

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

In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the condensed consolidated financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies

We recognize revenues as ATM cardholders use ATMs or as services are rendered to customers. When the customer accepts the convenience fee, also known as surcharge/convenience fees, and performs a transaction on the ATM, revenue can then be recognized since that transaction is then captured by the Company's database. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the credit-worthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company, to book as revenue, all surcharge/convenience and interchange it receives and has earned based upon their contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as a contracted expense a lease fee for the use of the ATM or space rent and pays this to the owners of the ATMs and/or the third party vendors. Where the Company provided only processing services through its wholly owned subsidiary, EFT Integration, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements, the Company eliminates the revenue earned by EFT Integration for the processing of Company owned or managed ATMs. Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed range from $1.50 to $2.50 based upon a cash withdrawal transaction from the ATM terminals. The Company records only the surcharge/convenience and interchange monies due to the Company because it owns the ATMs or it manages the ATM’s and records the management or processing income due under contracts the Company owns. The Company does not record surcharge/convenience or interchange monies that pass through the Company’s processor to the ATM owner.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.40 to $0.55 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

Management fees are charged to various companies or individuals that use the services of Nationwide Money Services to operate their ATMs. These fees are for services such as cash management, project management and account management.  Service revenue is recorded when complete and invoiced.

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

Inventory

ATMs and equipment available for sale are classified as inventory until such time as the machine is sold, installed and in service. Once the ATM is sold it is released to cost of sales. At September 30, 2006, the Company’s ATM inventory totaled $129,196.

Equipment

ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. At a minimum, we perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates. ATMs and related software components not currently in service are classified as held for sale, until such time either the machine is installed and in service or sold. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATMs classified as held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded.

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

Asset Impairment

The Company reviews long-lived assets for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell. See Note 5 for a discussion of long-lived assets that were determined to be impaired during the three-month period ended September 30, 2006.

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

Comparison of Results of Continuing Operations for the Three Months Ended September 30, 2006 and 2005:

Revenues

The Company reported total operating revenue from continuing operations of $5,556,874 for the three-month period ended September 30, 2006 as compared to $4,815,792 for the three-month period ended September 30, 2005. The increase in the three month revenues is mainly due to higher surcharge/convenience and interchange revenue from acquired ATM merchant locations. Also contributing to the increased revenue is organic sales growth.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $2,865,282 to $3,188,105 in the three-month periods ended September 30, 2005 and 2006, respectively. The continued growth in our transactions, interest rate increases associated with our cash replenishment costs, network cost increases and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the three months ended September 30, 2006.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month period ended September 30, 2006 and 2005 were approximately 42.6%, or $2,368,769 and approximately 40.5% or $1,950,510, respectively. There was a significant increase in the number of ATMs in service, with approximately 4,600 in service during the three-month period ended September 30, 2006 , compared to 3,000 ATMs in service during the same three-month period ended September 30, 2005.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended September 30, 2006 and 2005, were $5,605,502 and $1,532,063, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and restructuring charges. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $2,384,450 for the three-month period ended September 30, 2006 from $1,167,629 for the three-month period ended September 30, 2005. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in salaries and benefits, professional, legal and audit fees and other expenses related to the increase in operating revenues resulting from the acquisitions we completed in 2005. During the quarter ended September 30, 2006, the Company recorded a $200,000 legal reserve for lawsuit discussed in Note 6. Additionally, during the three month period ended September 30, 2006, the Company recorded an increased reserve for bad debts.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the three-month period ended September 30, 2006 to $610,981 from $366,300 for the same period in 2005. This increase in depreciation and amortization expense was due to the following factors:

•
An increase in ATM equipment, resulting from acquisitions and developed software in 2005, whereby fixed assets, net, have increased from $7,362,469 in September 2005 to $7,791,795 in September 2006, exclusive of the impairment of long-lived assets charges for the quarter of $1,329,396; and

•
An increase in amortization specific to the merchant contracts we purchased during fiscal year 2005 for which a full quarter’s amortization expense was recorded during the three-month period ended September 30, 2006.

See Note 2: Significant Account Policies regarding the amortization of intangible merchant contracts.

Impairment and Restructuring Charges

During the three-month period ended September 30, 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $522,864, respectively. Refer to Note 5, Impairment of Long-Lived Assets and Business Reorganization Charges and Note 4, Notes Receivable for details of these charges.

Operating Income (Loss) from Continuing Operations

We had an operating loss from continuing operations for the three-month period ended September 30, 2006 in the amount of $3,236,733 as compared to operating income from continuing operations of $418,477 in the three-month period ended September 30, 2005.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended September 30, 2006 to $399,422 from $154,474 for the three-month period ended September 30, 2005. The increase was mainly due to increased debt balance at the three-month period ended September 30, 2006 as compared to the debt balance at the three-month period ended September 30, 2005.

Income (loss) from Continuing Operations Before Provision for Tax

We had net loss from continuing operations before taxes of  $3,753,403 for the three months ended September 30, 2006 as compared to net income from continuing operations before taxes of $263,973 for the three-month period ended September 30, 2005.

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2006 and September 30, 2005. The Company has net operating loss carryforwards from 2002 of approximately $9,800,000 which expire in various periods through 2025.

Comparison of Results of Continuing Operations for the Nine Months Ended September 30, 2006 and 2005:

Revenues

The Company reported total operating revenue from continuing operations of $16,232,522 for the nine-month period ended September 30, 2006 as compared to $14,546,658 for the nine-month period ended September 30, 2005. The increase in the nine-month revenues is due to higher surcharge/convenience and interchange revenue from acquired ATM merchant locations. Also contributing to the increased revenue is increased organic sales growth.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $8,592,795 to $9,234,923 in the nine-month periods ended September 30, 2005 and 2006, respectively. The growth in our transactions, year over year, interest rate increases associated with our cash replenishment costs, network cost increases and the acquisition during fiscal year 2005 had a significant impact on the cost of revenues from continuing operations for the nine months ended September 30, 2006.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the nine-month period ended September 30, 2006 and 2005 were approximately 43.1%, or $6,997,599 and approximately 40.9%, or $5,953,862, respectively.

Operating Expenses

Our total operating expenses from continuing operations for the nine months ended September 30, 2006 and 2005, were $10,683,396 and $4,516,179, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and restructuring charges. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $5,586,050 for the nine-month period ended September 30, 2006 from $3,545,036 for the nine-month period ended September 30, 2005. The majority of the increase in SG&A expenses from continuing operations is directly attributable to the increase in salaries and benefits, professional, legal and audit fees and other expenses related to the increase in operating revenues resulting from the acquisitions we completed in 2005. Additionally, during the nine-month period ended September 30, 2006, the Company recorded an increased reserves for legal fees relating to litigation and for bad debts.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the nine-month period ended September 30, 2006 to $1,824,868 from $976,532 for the same period in 2005.

Impairment and Restructuring Charges

During the nine-month period ended September 30, 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $772,864 respectively. Refer to Note 5, Impairment of Long-Lived Assets and Business Reorganization Charges and Note 4, Notes Receivable for details of these charges.

Operating Income (Loss) from Continuing Operations

We had an operating loss from continuing operations for the nine-month period ended September 30, 2006 in the amount of $3,685,797 as compared to operating income from continuing operations of $1,437,683 in the nine-month period ended September 30, 2005.

Other Income and Expense

During the nine months ended September 30, 2006 there were other expenses of $412,406 which primarily relate to legal fee expenses and reserves in connection with the aforementioned James Collins legal claim (see Notes 6 and 10). During the nine months ended September 30, 2005 there was other income of $5,389.

Interest Expense, Net

Interest expense, net, increased for the nine-month period ended September 30, 2006 to $1,039,685 from $429,517 for the nine-month period ended September 30, 2005. The increase was mainly due to increased debt balance at the three-month period ended September 30, 2006 as compared to the debt balance at the three-month period ended September 30, 2005.

Income (loss) from Continuing Operations Before Provision for Tax

We had net loss from continuing operations before taxes of $4,602,476 for the nine months ended September 30, 2006 as compared to net income from continuing operations before taxes of $1,008,166 for the nine-month period ended September 30, 2005.

Income Taxes

We incurred no tax expense in either of the respective periods ended September 30, 2006 and September 30, 2005. The Company has net operating loss carryforwards from 2002 of approximately $9,800,000 which expire in various periods through 2025.

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

Liquidity and Capital Resources

Working Capital

As of September 30, 2006, the Company had current assets of $3,501,479 and current liabilities of $6,460,024, which results in a negative working capital of $2,958,545 as compared to current assets of $2,838,562 and current liabilities of $4,218,121 resulting in a negative working capital of $1,379,559 as of September 30, 2005. The ratio of current assets to current liabilities decreased to 0.54 at September 30, 2006 from 0.84 at December 31, 2005. It is expected that cash provided from operations will be sufficient for the next 12 months, provided we achieve our business plan.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by continuing operating activities during the nine-month period ended September 30, 2006 was $843,926 compared to the net cash provided by continuing operating activities during the nine-month period ended September 30, 2005 of $1,881,398.

The Company used $1,903,947 for financing activities, mainly paying back senior lender notes and capital leases, during the nine-month period ended September 30, 2006, compared to funds provided by financing activities of $430,158 for the nine-month period ended September 30, 2005.

Net cash used in investing activities in continuing operations was $400,048 during nine-month period ended September 30, 2006, mainly representing the net purchases of property and equipment. This compares to net cash used in investing activities in continuing operations of $992,329 for the nine-month period ended September 30, 2005, used mainly for the purchases of property and equipment.

The Company believes its sources of cash are adequate for the next 12 months of operations, provided it achieves its business plan.

The Company is continuing its efforts to raise additional capital through capital lease financing. To continue its current business the Company estimates, it will seek approximately $980,000 in additional lease lines to meet its needs for the next 12 months of new ATM purchases. There is no guarantee that the capital lease financing will be available to the Company or available on acceptable terms.

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

Palm Desert Bank: Nationwide Money Services has been using Palm Desert National Bank as a vault cash provider since April of 2001. This relationship was limited to the funding of a specific portfolio of ATMs and as a result limited the growth potential of the relationship. During the third quarter of 2002, Nationwide Money and Palm Desert initiated discussions to expand the relationship and for Palm Desert to provide vault cash for additional ATMs. As of September 30, 2006, Nationwide Money had 40 ATMs funded by Palm Desert with a vault cash outstanding balance of about $1,000,000. In January 2003, we entered into an arrangement with Palm Desert allowing us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash.

WSFS: On May 15, 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $2,000,000 in vault cash. In May 2002, we renewed the agreement with WSFS and increased the vault cash limit to $5,000,000 and the new contract has a month-to-month term. Due to added locations from our acquisitions we have increased the WSFS line as of September 30, 2006, to approximately $20,000,000. The Company is currently using approximately $11,500,000 of the WSFS line. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash.

First Charter: On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of September 30, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash.

Food Lion Credit Association (FLCA): On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of September 30, 2006 to $3,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash.

Various Branded Cash Partners: Nationwide Money has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge/convenience free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATMs, as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at a non-branded ATM. As of September 30, 2006, Nationwide Money had 54 branded partners, which funded over 608 ATMs in 11 states.

As any newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that future cash flow from operations will be sufficient to fund operations.

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

Risks Related to the Restatement

On March 30, 2006, the Company’s Audit Committee along with senior management determined that the condensed consolidated statements of income and cash flows for the quarters ended September 30, 2005 and June 30, 2005 contained errors, requiring the Company to amend its Form 10QSBs for the quarters ended June 30, 2005 and September 30, 2005. The errors related to the Company's accounting for revenue under certain of its processing contracts; capitalization of purchased software costs; and the depreciation of assets at a more rapid pace than required. These errors resulted in a revenue correction for the periods ended September 30, 2005 and June 30, 2005 of $241,439 and $425,669, respectively, and a total reduction in net income during the two quarters by approximately $510,962. The correction resulted in a reported net loss for the quarter ended September 30, 2005, of $88,603, and a reported net loss for the quarter ended June 30, 2005 of $42,084.

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

Contractual Obligations

Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. We anticipate that our capital expenditures for fiscal 2006 will total approximately $1,400,000, primarily for the acquisition of ATMs and related ATM installation costs and Triple Des upgrade kits. We lease ATMs under capital lease agreements that expire between 2006 and 2011 and provide for lease payments at interest rates up to 23% per annum. See Note 8 to the Consolidated Financial Statements in the Form 10-KSB Annual Report.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on the Company’s income.

Item 3.    Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company's internal control system over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

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

In the second phase of the program, we increased our auditor's review work quarterly, as well as, increased the areas reviewed and discussed with the audit committee and auditors beforehand, on any changes in accounting principles or revenue or expense recognition. Specifically, we implemented the following remediation measures relating to the previously stated material weaknesses:

1. Ineffective controls over revenue recognition. Our remediation measures relating to revenue recognition includes a review by management of revenue items other than normal fees earned such as surcharge/convenience and interchange including a regular review of the accounts receivable aging. We have also instituted an objective method of determining the collectibility of the accounts receivable as well as a strict method for setting reserves against those receivables.

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

Although the Company’s Chief Executive Officer and Chief Financial Officer believe that its disclosure controls and procedures were effective as of September 30, 2006, we plan to continue our remediation program during the fourth quarter of fiscal 2006 to further improve our disclosure controls and procedures. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. As of March 31, 2006, the Company had accrued a total of $450,000 for the potential legal claim. The claim filed by James Collins was settled for $450,000 on May 2, 2006 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EP&T”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days as of the date of the default notification to cure the default, which it failed to do. The Company has filed suit against EPS and is seeking repayment of the $1,540,000 original note in full.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contains factual inaccuracies and was wholly without merit. In the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company has reflected this $40,000 expense and liability in its financial statements ended September 30, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorneys’ fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has booked a $200,000 expense accrual for what it deems to be probable legal expenses defending this claim.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable

Item 3.    Defaults upon Senior Securities

The Wachovia loan agreement requires the Company to meet certain covenants. The three covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; 3) EBITDA to Debt Service of not less than 1.00 to 1.00. All of the covenants are measured quarterly. As of September 30, 2006, the Company was not in compliance with any of the covenants. The Company has obtained waivers of these covenants for September 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

10.1	Separation Agreement and Release entered by and between Global Axcess Corp and Michael Dodak (1)

10.2	Separation Agreement and Release entered by and between Global Axcess Corp and David Fann (1)

10.3	Sales of Shares Agreement by and between the Company, Cash Axcess Corporation (Pty) Limited and Coin Security Group (Pty) Ltd dated September 1, 2006 (2)

10.4
First Revival, Restatement and Amendment of the Sale of Shares Agreement by and between the Company, Cash Axcess Corporation (Pty) Limited and Coin Security Group (Pty) Ltd dated September 25, 2006 (2)

Exhibit Description

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
______________________________

(1)    Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on October 11, 2006

(2)    Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on October 17, 2006

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 14, 2006 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 14th day of November, 2006.

Signature	Title

/S/ Lock Ireland
Lock Ireland	Vice Chairman, Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman, Director

/s/George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director