Form 10KSB
period 2006-12-31
GLOBAL AXCESS CORP
filed 2007-03-28
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).  Yes ☐ No ☒

Issuer's Revenues for the fiscal year 2006 were: $21,437,125.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of March 27, 2007 was $5,255,447.

As of March 27, 2007, the Issuer had 21,021,786 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

TABLE OF CONTENTS

		Page No.
PART I

Item 1.	Description of Business	4
Item 2.	Description of Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	28
Item 6.	Management's Discussion and Analysis of Financial Condition	32
Item 7.	Consolidated Financial Statements	44
Item 8.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	44

PART III

Item 8A.	Controls and Procedures	44
Item 8A(T).	Controls and Procedures	46
Item 8B.	Other Information	46
Item 9.	Directors and Executive Officers, Promoters and Control
	Persons; Compliance With Section 16(a) of the Exchange Act	46
Item 10.	Executive Compensation	50
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	53
Item 12.	Certain Relationships and Related Transactions	55
Item 13.	Exhibits and Reports on Form 8-K	55
Item 14.	Principal Accountants Fees and Services	57

SIGNATURES		59

CONSOLIDATED FINANCIAL STATEMENTS		60

FINANCIAL STATEMENT SCHEDULE

EXHIBITS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC), including the Quarterly Reports on Form 10-QSB to be filed in 2007. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

From time to time, representatives of Global Axcess Corp (the “Company”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any of management’s forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

History

Headquartered in Ponte Vedra Beach, Florida, Global Axcess Corp (referred to herein as the “Company”, “we”, “our” or “us”) is a Nevada Corporation organized in 1984. Unless the context otherwise requires, all references to the Company include the Company’s subsidiary corporations.

Global Axcess Corp was reorganized in 2001 by principals with backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as one of the nation's leading network-based electronic commerce and financial transaction processing companies. The Company is an independent provider of Automated Teller Machine ("ATM") services. The Company’s objective is to expand through internal growth and through the offering of enhanced ATM products or services. The Company presently does not have definitive acquisition plans.

2006 Summary of Company Developments

On April 3, 2006, the Company received a significant payment from Genpass Technologies LLC, in relation to the Distributor ATM Processing Agreement for the conversion of network processing.

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of its wholly-owned subsidiary located in South Africa, Cash Axcess Corporation (Proprietary) Limited in a stock arrangement with the buyer (See Financial Footnote # 5 “Discontinued Operations”).

On May 2, 2006, the Company settled the March 2004 claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior Court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The claim was settled for $450,000 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007.

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

On July 31, 2006, the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”),its Variable Interest Entity (See Financial Footnote # 5 “Discontinued Operations”).

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

On October 10, 2006, the Company entered into Separation Agreement and Release with Michael Dodak pursuant to which Mr. Dodak resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

On October 10, 2006, the Company entered into Separation Agreement and Release with David Fann pursuant to which Mr. Fann resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs. Dodak and Fann. In addition, Joseph M. Loughry and Lock Ireland, directors of the Company, were appointed as Chairman and Vice Chairman of the Board of Directors of the Company, respectively.

On November 13, 2006, the Board of Directors decided that it has completed its evaluation of strategic alternatives and has concluded that it is in the best interests of the shareholders to not pursue a corporate transaction under present circumstances.

On November 24, 2006, the Company signed a Cash Provisioning Agreement with Genpass Technologies, LLC ("Genpass"), which was effective August 11, 2006, pursuant to which Genpass will provide vault cash for the Company's wholly-owned subsidiary's ATMs as well as cash management and ATM monitoring on an outsourced basis.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, Plaintiff alleges that the Company has breached the employment agreement entered between the Company and Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in this matter, as discovery is ongoing.

Business Description

As of December 31, 2006, the Company currently owns, manages and operates approximately 4,430 ATMs in its national network, which currently spans 42 states. We provide proprietary ATM branding and processing services for over 77 financial institutions that have approximately 722 branded sites under contract with the Company nationwide. We provide network processing for an average of over 1.5 million financial transactions per month.

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

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network’s ATM to process a transaction. These relationships are provided through processing providers: Genpass Technologies, LLC, First Data Retail ATM Services (formerly Core Data Resources), and Columbus Data Services.

ATMs. We deploy and operate ATMs primarily under the following two programs:

•
Full placement program. Under a full placement arrangement, the Company owns the ATM and is responsible for controlling substantially all aspects of its operation including maintenance, cash management and loading, supplies, signage and telecommunications services. The Company is generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. The Company typically uses this program for major national and regional merchants, as well as, for its Financial Institution Outsourcing service.

•
Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through the Company and the merchant is responsible for most of the operating expenses such as maintenance, cash management and loading, supplies and telecommunication services. The Company typically provides all transaction processing services, and the merchants use the Company’s maintenance services from time to time.

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

ATM Relationships. We purchase our ATMs from Triton Systems and to a lesser extent, from Tranax Corporation. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from Triton Systems, we believe that our relationship with Tranax Corporation is good and that we would be able to purchase the ATMs we require from them if we were no longer able to purchase ATMs from Triton Systems.

Merchant Customers. We have contracts with national and regional merchants and with numerous independent store operators. For 2006, no single merchant accounted for 24% or more of our ATM sales. The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms for contracts currently in place typically include:

•	an initial term of at least five-seven years;

•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

•	a requirement that the merchant provide a highly visible space for the ATM and signage;

•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs; and

•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones.

New contracts under our merchant-owned or rental arrangements typically include seven year terms with other terms similar to our full placement contracts, as well as the following additional terms:

•	provisions imposing an obligation on the merchant to ensure the ATM is operational at all times its store is open to the public; and

•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.

EFT Integration, Inc.

EFT Integration, Inc. (“EFTI”), a wholly owned subsidiary of the Company, is engaged in the business of ATM transaction processing.

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

The Genpass Agreement offers the Company a substantial monetary incentive to transfer ATMs to Genpass. This incentive is an off-set of conversion costs incurred by the Company as well as a reimbursement of expenses associated with unwinding contracts associated with the Company’s ATM processing switch.

The Genpass Agreement provides the Company with a tiered “pick a tier” pricing structure. When fully implemented, we believe that the Genpass Agreement will lower the Company’s ATM processing and sponsorship costs by 38% to 46%.

Additionally, the Genpass Agreement gives the Company access to additional value-added services as well as reducing its regulatory burden and costs. The Company also anticipates an increase in interchange revenue as a result of Genpass’ more optimal transaction routing tables.

As a result of this, on July 31, 2006 the Company shut down its EFTI transaction processing switch in Ponte Vedra Beach, Florida.

Cash Axcess Corporation (Proprietary) Limited

Cash Axcess Corporation (Proprietary) Limited (“Cash Axcess”) was a wholly owned subsidiary which provided the same services as those of Nationwide Money Services, Inc. and operated in South Africa. It began operations in early 2005. We were required to utilize a sponsor bank in order to acquire transactions generated from ATMs. We had one sponsor bank, Mercantile Bank. Cash Axcess sold the Tidel ATM to merchants and branded the ATM with the name of the sponsor bank. Surcharging is not permitted in South Africa. However, a fee is generated from a cash withdrawal that is paid by the customer through his financial institution and collected through the South African Switch “SAS” and remitted to the sponsoring bank. That fee was split between the bank, the owner of the ATM and Cash Axcess. Cash Axcess was sold during 2006.

Axcess Technology Corporation

Axcess Technology Corporation (“ATC”) was a wholly owned subsidiary which was responsible for the development of software for the Company and its subsidiaries, including the development of core software such as a processing platform for infrastructure software that is utilized to manage our vault cash as well as our database for the daily operation of our ATMs. ATC was also responsible for the maintenance and updating of all internally developed software. We closed ATC as of the end of 2005 and all remaining employees were transferred to other subsidiaries.

Electronic Payment and Transfer Corp.

Electronic Payment and Transfer Corp. (“EPT”) was a wholly owned subsidiary that developed and sold debit card solutions to the unbanked population of the U.S. It packaged its product as the EasyGreen Card and sold the card as a paycard solution so that unbanked employees could receive their payroll in an electronic form. EPT was sold to its management at the end of the third quarter of 2005.

Revenue Sources

Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in many cases, we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See “Overview” section in Item 6 Management's Discussion and Analysis of Financial Condition.

Surcharge/Convenience Fees.  In April 1996, national debit and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge/convenience fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge/convenience fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge/convenience fees would have a material adverse effect on our financial results. See "Regulatory Matters - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge/convenience fees on cash withdrawals from ATMs.

ATM Network Management Services. In addition to revenues derived from interchange and surcharge/convenience fees, we also derive revenues from providing ATM network management services to banks and other third-party owners of ATMs included in our ATM network. These services include 24-hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases dispatch of field service personnel for necessary service calls, and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network. See “Overview” section in Item 6 Management's Discussion and Analysis of Financial Condition.

Seasonality. In our ATM operations, we traditionally experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.

Recent Developments in Our Company

We have continued to upgrade our ATMs to be Triple DES compliant with the newest technology, which we believe will increase revenues through the latest deployment technology for onscreen advertising. Additionally, the Company completed the VISA and MasterCard mandated merchant underwriting process on all but 173 of its ATMs. The reason that the Company did not complete the process on these 173 ATMs is that their owners refused to comply with the VISA/MasterCard mandate. As a result, on February 26, 2007 VISA and MasterCard access will be denied to these 173 ATMs. These ATM losses will not have a material impact on our future financial results.

Beginning September 30, 2006, the Company made the following changes to its operations:

•	The appointment of a new executive management team;

•	Changed the Company’s strategy to focus on a return to profitability and organic growth;

•	Enhanced the Company’s sales and marketing efforts;

•	Improved the Company’s cost structure;

•	Completed various balance sheet write-offs, settled an outstanding claim by EFMARK; and set up reserves for the Renaissance Capital lawsuit.

To improve the Company’s cost structure, during 2006 the Company:

•
Divested Cash Axcess Corporation and shut down switching platform utilized by EFT Integration, Inc. and outsourced all processing activities. Cash Axcess Corporation was a non-core and unprofitable business;

•	Converted ATMs to processing at Elan (formerly Genpass);

•	Implemented P&L performance based bonus and 401K plans for 2007;

•	Negotiated and began implementation of contracts with lower cost ATM vault cash providers;

•	Renegotiated local phone line contracts to reduce communication costs for the Company’s ATMs;

•
Negotiated and began implementation of a contract to outsource ATM cash management and monitoring which will also allow the Company to monitor its ATMs 24 hours per day 365 days per year (vs. in-house monitoring during normal business hours only);

•	Reduced headcount and use of temporary personnel services;

•
Renegotiated the lease expense of the Company’s Ponte Vedra Beach office as part of an arrangement to allow the building owner to sell the building. Additionally, the Company will relocate its offices in May 2007 to less expensive space;

•	In-sourced company Investor Relations until the Company returns to profitability;

•	Re-negotiated employee health benefits for 2007;

•	Re-negotiated its business recovery contract with SunGard Availability Services; and

•	Purchased ProfitStars ATM management software to replace its legacy in-house developed and maintained software.

Additionally, during 2006 the Company completed various balance sheet write-offs, settled an outstanding claim by EFMARK and set up various reserves. These write-offs, reserves and one-time charges included:

•	Shut down of EFTI switching platform in the amount of $610,024;

•	Write-off of assets held for sale in the amount of $485,315;

•	Write-off of ATMs and other software in the amount of $234,057;

•	Write-off of EPT note receivable and other note receivable in the amount of $817,607;

•	Severance and restructuring in the amount of $757,811;

•	James Collins lawsuit settlement in the amount of $410,000;

•	EFMARK lawsuit settlement in the amount of $40,000; and

•	Accrual for lawsuit defense in the amount of $250,000.

Breach of contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores. When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. The Company lost 79 ATM locations during 2006 as a result of these events. These ATM locations accounted for 1.8% of the Company’s total locations. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General. Our network ATMs are located primarily on the east coast, and our concentration as of December 31, 2006 in the 10 states is listed below:

STATE	NUMBER OF ATMs
GA	843
TX	632
NY	577
VA	537
FL	382
NC	319
NM	212
MD	153
AL	112
SC	99

The operation of the network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATMs to be utilized by us and our customers;

•	selecting ATM locations and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

•	the sale of our Branded Cash services to local and regional banks or credit unions;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

•	processing ATM transactions;

•	supplying ATMs with cash and monitoring cash levels for re-supply;

•	monitoring ATM operations and managing the service needs of ATMs; and

•	managing the collection of fees generated by our network operations.

ATM Locations.  We believe that the profitable operation of any ATM is largely dependent upon the ATM’s location. Thus, we devote significant effort to selecting locations that we believe will generate high cardholder utilization. Additionally, we believe the availability of attractive sites is a principal factor affecting our ability to achieve further market penetration. We attempt to identify locations where pedestrian traffic is high, people need quick access to cash, and use of the ATM is convenient and secure. In addition, we believe such locations also provide a convenience to the retailer who may wish to avoid the financial exposure and added overhead of offering check-cashing services to their customers. Key target locations for our ATMs include the following:

•	grocery stores,

•	convenience stores and combination convenience stores and gas stations,

•	major regional and national retailers,

•	hotels,

•	shopping malls,

•	airports,

•	colleges,

•	amusement parks,

•	sports arenas,

•	bars/clubs,

•	theaters, and

•	bowling alleys.

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

Typical ATM Transaction. In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Elan (formerly Genpass), First Data or Columbus Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on our network ATMs are the responsibility of the card issuer. We are not liable in the event of an error in dispensing cash if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of 18,865,090 transactions in fiscal 2006 and 15,616,794 transactions on our network in fiscal 2005.

ATM transactions and revenues. During 2006, compared to 2005, the Company experienced no change in the average number of withdrawals and revenues per ATM.

Acquisition Strategy

During the period from February 2004 through December 2005, the Company completed four acquisitions which added more than 3,200 ATM contract locations to its network. While the Company will always evaluate the attractiveness of possible acquisitions, its current strategy is not to grow via acquisitions, but rather, via organic growth.

Business Continuity

Global Axcess’ business continuity plan includes the following two main components:

•	a plan to ensure the continuous operation of Global Axcess’ core information technology infrastructure; and

•	a plan to minimize disruption of the remainder of its business functions.

Information Technology Infrastructure

The Company maintains Universal Power Systems and diesel generators for back-up power in the event of temporary power outages. In the event of a longer-term business interruption, our Business Continuity Plan directs the process in which all core IT infrastructure needs are re-routed to the Company’s back-up site at SunGard Availability Services (SunGard), an international leader in business continuity services. The Company’s back-up site is located in Carlstadt, New Jersey.

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

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the Company including NetBank, Innovus, TRM Corp, IMS and Cardtronics. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, and ATM locations. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than ours.

We have identified the following categories of ATM network operators:

•
Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to the Company. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as Global Axcess Corp.

•	Credit Card Processors. Several credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

•	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

•	Companies that have the capability to provide both back-office services and ATM management services.

•	Consolidator networks. Consolidator networks such as TRM/E-Funds and Cardtronics/E-Trade, whose operations consist of approximately 17,957 ATMs and 25,726 ATMs, respectively.

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

In April 1996, national debit and credit card organizations changed the rules applicable to their members to permit the imposition of surcharge/convenience fees. Since that time, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

ATM Network Technology

Most of the ATMs in our network are manufactured by Triton and Tranax. In addition, we own several other ATM brands such as Wincor, WRG, Greenlink, NCR EasyPoint (formerly Tidel), and others. Due to the wide range of advanced technology available, we are able to supply our customers with state-of-the-art ATMs providing electronic features and reliability through sophisticated diagnostics and self-testing routines. The various machine types perform functions ranging from the basic routines, which include dispensing cash, displaying account information, and providing a receipt to the user, to more sophisticated routines such as dispensing stamps or coupons and providing advertising revenue through the use of monochrome or color monitor graphics. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it in service.

Vault Cash

Currently, we rent cash (“vault cash”) for 923 of our ATMs through agreements with various banks, which are located throughout the United States. The vault cash is replenished periodically based upon cash withdrawals. In addition, our branded cash partners provide cash for 648 ATMs covered under our Branded Cash program. For the remaining 2,861 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan (formerly Genpass), we do not supply the vault cash. See “Liquidity and Capital Resources” section of Item 6 Management's Discussion and Analysis of Financial Condition.

Significant Relationships

We have agreements with Food Lion and Kash n’ Karry Stores for whom approximately 665 and 97 ATMs, respectively, have been installed at their locations as of December 31, 2006. Each of these agreements were extended in September 2003 to run through April 2011 and set to automatically renew, unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash n’ Karry Stores accounted for approximately 23.1% and 4.1% of our revenues from continuing operations in fiscal year 2006, respectively.

Regulatory Matters

Surcharge Regulation. The imposition of surcharge fees is not currently subject to federal regulation. However, several states in which we currently have no operations have banned companies from imposing such fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. There have been, however, various state and local efforts in the United States to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business. However, some states, particularly Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our financial statements. Nevertheless, we cannot guarantee that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM revenues.

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

Electronic Funds Transfer Act. The United States Electronic Funds Transfer Act, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs provide both types of notification.

Americans with Disabilities Act. The Americans with Disabilities Act (“ADA”) currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions that will require our ATMs to be more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols, and ATMs would be required to have process speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, potentially at significant cost to us. This also applies to those merchant-owned ATMs where we are not responsible for upgrade costs. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

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

Electronic Financial Transactions Network Regulations. Electronic Financial Transactions Networks (“EFTN”) has adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES” below, we will need to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in material compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

Triple DES.  The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is transmitted to the processing agent during an ATM transaction. Due to concerns over the increased processing power of computers and their potential to decode the DES encryption, MasterCard International (Mastercard) and VISA have advised all ATM operators that any ATM using its network must be compliant with the more rigorous and secure Triple Data Encryptions Standard Compliance “Triple DES” standard.

Triple DES uses an enhanced encryption key pad residing in ATMs and point-of-sale terminals that makes it far more difficult for even the fastest computers to determine all the possible algorithmic combinations used to scramble the consumer’s personal identification number (PIN). The use of Single DES keys, while effective for decades without any known security breaches by computer hackers, is now thought to be vulnerable to today's faster computer processors.

The nation's largest PIN-based debit network, Star, which is owned by First Data Corp., a company based in Omaha, Nebraska, mandated that after June 30, 2003, all new and replacement ATMs must be capable of supporting Triple DES transactions. MasterCard required every new or replaced ATM to be Triple DES compliant by April 1, 2002 and that all ATMs that are installed or to be installed must be Triple DES compliant by March 31, 2005. VISA had given the networks until December 31, 2005 to be Triple DES compliant. The Company has been granted an extension by MasterCard, VISA and STAR for 100% Triple DES compliance by December 31, 2007. As of February 28, 2007, approximately 30% of the ATMs we own were not equipped with Triple DES encryption. We have adopted a policy that any new ATMs that we acquire from a manufacturer must be Triple DES compliant. We believe that completion of the Triple DES conversion of the ATMs we own will cost approximately $967,000. Because we expect to use our field service network to make the necessary conversions, we believe our ATMs can be compliant with Triple DES by the deadline.

All new ATMs that we purchase are Triple DES compliant. A number of solutions have been developed to upgrade legacy ATMs, such as those in our network, from DES to Triple DES. The Company has upgraded 2,538 ATMs to date. Additionally, the Company has plans to upgrade the approximately 469 legacy company-owned ATMs in our network and to work with its merchant customers to upgrade approximately 1,203 merchant-owned legacy ATMs.

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

Employees

At December 31, 2006, the Company had 51 full time employees working in the following subsidiaries:

Global Axcess Corp	3
Nationwide Money Services	48
51

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

Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this report, and our other filings with the SEC.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider strategic alternatives with regards to current operations.

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-KSB.

Risks Relating to Our Business and Operations

•	Default Under our Credit Agreements.

We have received a waiver of certain covenants from our senior lender during the 1st, 2nd, 3rd and 4th quarters of 2006. There were no other covenants under debt agreements with lenders that were not met. There is no assurance that we would receive waivers in the future should we continue not to meet our covenant requirements.

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

•
Changes in payment technologies and customer preferences could reduce the use of ATMs and, as a result, reduce our sales. New technology such as RFID and other contact-less payment systems that eliminate the need for ATMs may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense. A failure to either replace or upgrade obsolete machines could result in customers using other alternative payment methods, thereby reducing our sales and reducing or eliminating any future operating margins.

The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs and may adversely affect our revenues from surcharge/convenience fees. A continued increase in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

Additionally, the growth of surcharge free ATM networks by consumers may reduce the number of cash withdrawals from our ATMs and may adversely affect our revenues from surcharge/convenience fees. A continued increase in surcharge free ATM networks could have a material adverse effect on our business, results of operations and financial condition;

•
We depend on Elan (formerly Genpass) and Pendum to provide many services on which we rely. Our ATM business requires close coordination of merchant relationships, service company relationships, cash management activities and telecommunication services. In an effort to reduce costs and improve our service levels, we entered into agreements with Elan and Pendum pursuant to which Elan and Pendum will provide many of these services to us. Elan also provides us with transaction processing services. As a result, we depend on Elan and Pendum to provide many services that are necessary to the operations of our ATM business. At some point, Elan and Pendum may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with Elan and Pendum or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or financial institutions could deteriorate;

•	Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees;

•	Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

•	Our ability to expand our ATM based business;

•	The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our ATM expansion plans;

•	Our ability to maintain our existing relationships with Food Lion and Kash n’ Karry;

•	Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates;

•	The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

•	Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

•	Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

•	Our ability to retain senior management and other key personnel;

•	Our ability to comply with mandated Triple DES configuration; and

•	Changes in general economic conditions.

The ATM markets are highly competitive, which could limit our growth or reduce our sales. While our principal competition comes from national and regional banks, we are also experiencing increased competition from independent ATM companies. All of these competitors offer services similar to or substantially the same as those services offered by us. We expect that competition will intensify as consolidation within the financial services industry continues. In addition, the majority of these competitors are larger, more established and have greater financial, technical, and marketing resources, greater name recognition, and a larger installed customer base than the Company. Such competition could prevent us from obtaining or maintaining desirable locations for our machines or could cause us to reduce user fees generated by our ATMs, which could cause our profits to decline.

In addition to our current competitors, we expect substantial competition from new companies. We cannot assure that the Company will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross profits or loss of market share.

Our failure to achieve and maintain adequate internal controls, in an industry that is relatively new and complex, could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price. During the course of the evaluation of our internal controls for the second and third interim periods during fiscal year 2005, we identified material weaknesses in our internal control over financial reporting. For a discussion of these weaknesses and the steps we have taken to remedy these weaknesses, see Item 8A - “Controls and Procedures.” Failure to achieve and maintain an effective internal control environment could result in a loss of investor confidence regarding the accuracy and completeness of our financial reports. Moreover, effective internal control is necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal control, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our stock could decline significantly.

If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales. Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. When these contracts expire, we pursue these customers to remain processing with us. In the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. If a substantial number of merchant-owned ATM customers end their relationships with us, it could cause a reduction in our ATM sales.

Increases in interest rates will increase our expenses. We have credit and vault cash facilities that carry variable interest rates. Consequently, a rise in interest rates would increase our operating costs and expenses.

Our ATM business operates in a changing and unpredictable regulatory environment. ATM withdrawal transactions involve the electronic transfer of funds through Electronic Financial Transactions Networks (EFTNs). The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our full placement ATMs and the principal source of ATM revenues for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank.

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

New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service. The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is sent to an ATM processing agent during an ATM transaction. As we discuss in “Regulatory Matters”, due to security concerns, MasterCard International (Mastercard), one of the largest EFTNs in the United States has required that ATMs using their networks be compliant with a new DES, known as “Triple DES.” Compliance was required by December 31, 2006 for MasterCard. As of December 31, 2006 approximately 30% of the ATMs we own were not equipped with Triple DES encryption. The Company has been granted an extension by MasterCard, VISA and STAR for 100% Triple DES compliance by December 31, 2007. We believe that the remaining cost of upgrading the ATMs we own, as well as merchant-owned ATMs where we have or will assume upgrade costs, to comply with Triple DES will be approximately $967,000.

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

If ATMs in our network are not compliant with Triple DES, EMV and any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we may have to remove the non-compliant ATMs from service and, as a result, our ATM revenues could be materially reduced during the period of time necessary to become compliant.

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

Our ATM revenues depend to a significant extent upon the transaction fees we receive through EFTNs. If one or more of the EFTNs in which we participate reduces the transaction fees it pays us, and we are unable to route transactions to other EFTNs to replace them, our ATM revenues would be reduced. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to, whenever possible, move transactions through EFTNs whose interchange rates are higher than those paid by the Visa/Plus EFTN.

We experienced significant amounts of theft in our ATM operations in 2006. If theft continues to increase, our results of operations would be harmed. During 2006, our ATM operations experienced approximately $154,700 in theft. We insure all ATMs and cash within the ATMs with certain deductible levels for each. Increasing incidents of ATM and cash theft could increase our cost of insurance or lead to the cancellation of insurance coverage.

Risks Relating to Our Common Stock

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Since January 2001, our Common Stock has traded as high as $13.75 and as low as $0.20 per share (after giving effect to the 1-for-5 reverse stock split of our common stock that occurred on April 28, 2005). Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

• fluctuations in our quarterly revenues and operating results;

• announcements of product releases or new services by us or our competitors;

• announcements of acquisitions and/or partnerships by us or our competitors; and

• increases in outstanding shares of our Common Stock upon exercise or conversion of convertible notes pursuant to our private placement transactions.

There is no assurance that the price of our Common Stock will not continue to be volatile in the future.

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. As of December 31, 2006, approximately 9.7 million or 46% of registered securities are beneficially owned by 10 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our Common Stock.

We do not plan to declare dividends on our common stock. We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with Wachovia Bank, are prohibited from doing so.

Risks Relating to Private Placement

Private Placement entered with CAMOFI Master LDC greatly hampers our ability to raise equity and debt financing without significant equity dilution. On October 27, 2005, to obtain funding for the acquisition of merchant contracts and equipment from Amer-E-Com Digital Corporation, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") on October 27, 2005 for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia Bank. We closed the financing pursuant to the Amer-E-Com Purchase Agreement on October 27, 2005.

The Note bears interest at 9%, matures on October 27, 2010 and is convertible into our common stock, at the Investor's option, at a conversion price of $1.45. We may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of the Note. In addition, we granted the Investor a security interest in substantially all of our assets and intellectual property as well as registration rights. In the event we issue common stock or a common stock equivalent at a price below the conversion price, the conversion price of the Note will be decreased to equal the price of the new common stock.

The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In the event we issue common stock or a common stock equivalent at a price below the exercise price, the exercise price of the Warrant will be decreased to equal the price of the new common stock and the number of Warrants will be increased such that the aggregate exercise value of the Warrants will be equal to the aggregate exercise value of the Warrants prior to the issuance of the new common stock.

Risk Relating to Our Operating Results

Our business is subject to numerous factors affecting our operating results. In addition to the risk factors discussed above, our operating results may be affected by:

We have an operating history which may not be an indicator of our future results. As a result of our operating history, our plan for growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data may not be a good indicator of our future revenues and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenues, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

If we continue to incur operating losses, we may be unable to continue our current operations. We have incurred significant operating losses over the last two fiscal years. During the year ended December 31, 2006, the net loss applicable to common stockholders of $4.9 million contributed to an accumulated deficit of $10.8 million as of December 31, 2006. If we continue to incur operating losses and consistently fail to be a profitable company, we may be unable to continue our current operations. Our future profitability depends on our ability to retain current customers, obtain new customers, to respond to competition, to introduce new products and services, and to successfully market and support our products. We cannot assure you that this will be achieved.

If we cannot raise adequate lease financing in the future, we may be unable to continue to expand our ATM portfolio. In the future, we will need to raise lease financing to fund new purchases of ATMs. Funding from lease financing sources may not be available when needed or on favorable terms. If we cannot raise adequate lease financing to satisfy our capital requirements, we may have to limit, delay, scale-back or eliminate future growth.

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. In November 2001, we entered into new contracts with Food Lion and an affiliated company, Kash n’ Karry. Such contracts replaced a prior agreement we had with Food Lion that had expired in September 2001. The new contracts were for a five-year term and included approximately 550 sites then operating plus an additional 400 sites that we began servicing in September 2001. During fiscal year 2003, we renegotiated these contracts to extend the term to April 2011 and as of December 31, 2006 have in service approximately 762 ATM sites. The sites maintained by Food Lion and Kash n’ Karry constitute approximately 17% of our total sites and approximately 27% of our total ongoing revenues. Historically, these sites have generated average revenue per site in excess of other sites. The loss of or any further reduction in business from this major customer could have a material adverse impact on our working capital and future results of operations.

The continued growth and acceptance of debit cards as a means of payment could negatively impact our results of operations. The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs and may adversely affect our revenues from surcharge/convenience fees. A continued increase in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $10.7 million, or 49.9%, of our revenues from continuing operations in 2006. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and future results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe, although we cannot guarantee, that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through via an increase in surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and future results of operations.

Mergers, acquisitions and personnel changes at financial institutions, Electronic Funds Transfer Networks, and Independent Sales Organizations may adversely affect our business, financial condition and results of operations. Currently, the banking industry is consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

•	current and potential customers;

•	market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' products and services; and

•	revenues if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers. Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and third party data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we and they have taken steps to prevent a system failure, we cannot be certain that the measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

Risk Relating to Litigation or Threatened Litigation

If there is an adverse outcome in the lawsuits that have been filed against us, or if threatened lawsuits are filed and there is an adverse outcome, our business may be materially harmed. Two lawsuits seeking monetary damages were filed against us between September 29, 2006 and December 31, 2006. The complaints seek, among other things, specified and unspecified damages and costs associated with the litigation.

Additionally, two significant investors have communicated to us a desire to re-price or unwind financial transactions that took place prior to the 2005 restatement of earnings. These investors seek, among other things, that convertible debt that was issued to them be re-priced or that debt that was converted into company stock be converted back into debt. These investors have indicated they would like to rescind their previous transactions.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risk Relating to Accounting Rules

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even retroactively affect previously reported transactions. Our accounting policies that may be affected by changes in the accounting rules are as follows:

• accounting for share-based payments; and

• accounting for income taxes.

In particular, the Financial Accounting Standard Board ("FASB") recently enacted Statement of Financial Accounting ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we adopted effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. Any material future grants of employee stock options may have an adverse affect on our future consolidated financial statements.

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

ITEM 2.	DESCRIPTION OF PROPERTIES

We do not own any real property. The following table sets forth certain information about our leased properties as of December 31, 2006.

Location	Approximate Square Footage	Use

Ponte Vedra Beach, Florida	10,000 sq. ft.	General office use; operations, accounting, and related administration.

West Columbia, South Carolina	3,600 sq. ft.	General warehouse use, equipment storage, and maintenance operations.

Jacksonville, Texas	5,000 sq. ft.	General office and warehouse use, equipment storage, and maintenance operations.

Duluth, Georgia	250 sq. ft.	General office use and administration.

Prospect, Kentucky	202 sq. ft.	Sales office use and administration.

In general, all facilities are leased under operating leases and are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

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

Beginning in or around October 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained default judgments from certain merchants but has yet to receive any settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the fiscal years ended December 31, 2006 and 2005. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs RUs”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Financial Footnote # 10 “Notes Receivable”). The Company sent a default notification letter on August 2, 2006 and EPS had thirty days as of the date of the default notification to cure the default, which it failed to do. The Company has filed suit against EPS and is seeking repayment of the $1,540,000 original note in full. The carrying value of this note at December 31, 2006 was zero. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contained factual inaccuracies and was wholly without merit. However, in the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company has reflected this $40,000 expense in its consolidated financial statements for the year ended December 31, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. As of December 31, 2006, the Company has recorded a $200,000 expense accrual for what it deems to be probable legal expenses defending this claim and this expense is reflected in the Company’s consolidated financial statements for the year ended December 31, 2006.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc., has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has asserted claims for an accounting, breach of contract, civil theft and fraud, seeking to recover amounts overpaid by the Company and seeking other damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, Plaintiff alleges that the Company has breached the employment agreement entered between the Company and Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded on its financial statements at December 31, 2006 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in this matter, as discovery is ongoing.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any lawsuits, other than previously discussed that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date at which time our trading symbol changed from “GLXS” to “GAXC”. Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC". As of March 27, 2007, there were 21,021,786 shares of the Company’s Common Stock ($0.001 par value) issued and outstanding.

We are currently authorized to issue a total of 45,000,000 shares of Common Stock ($0.001 par value), and 5,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

On March 27, 2007, there were 254 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock (as adjusted for the one-for-five reverse split that occurred on April 28, 2005).

	Price Range
	High	Low
Fiscal 2007:
First Quarter through March 27th	$0.38	0.24

Fiscal 2006:
First Quarter	$1.19	0.76
Second Quarter	0.93	0.42
Third Quarter	0.70	0.38
Fourth Quarter	0.51	0.32
Fiscal Year	1.19	0.32

Fiscal 2005:
First Quarter	$1.85	1.45
Second Quarter	1.60	1.05
Third Quarter	1.67	1.33
Fourth Quarter	1.50	1.05
Fiscal Year	1.85	1.05

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

Securities authorized for issuance under equity compensation plans:

As of December 31, 2006, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders
Stock Options	974,225	$1.35	1,010,277
Warrants	11,817,060	$2.68	—
Equity compensation plans not approved by security holders	—	—	—
Total	12,791,285	$2.58	1,010,277

Sales of Unregistered Securities

On October 28, 2005, the Company acquired approximately 1,590 automated teller machine ("ATM") processing merchant contracts and ATM placement agreements (collectively, the "Merchant Contracts") and ATMs and ATM related equipment ("Equipment") from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Financial Footnote #14 ”Senior Lender’s Notes payable” to the consolidated financial statements). The Holdback was to be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased. During fiscal 2006, it was determined that certain contract contingencies were not met by the seller, and $265,160 of the Holdback was paid back to the Company, with the balance being returned to AECD. On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a security interest in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On November 8, 2005, to obtain additional funding of $1,850,000 for acquisitions and working capital, the Company entered into Subscription Agreements (the "Purchase Agreements") with Renaissance U.S. Growth Investment Trust, PLC, BFS US Special Opportunities Trust PLC, Heller Capital Investments, LLC, and Richard Molinsky (the "Investors") on November 8, 2005 for the aggregate sale of (i) 1,600,000 shares of common stock (the "Shares") and (ii) common stock purchase warrants (the "Warrants") to purchase 640,000 shares of our common stock. The Company closed the financing pursuant to the Purchase Agreements on November 8, 2005. The Warrants are exercisable until three years from the date of issuance at an exercise price of $1.75 per share. In the event that the Company's closing bid price is equal to or greater than $2.25 for a period of five consecutive days, then, at the Company's election, the Warrant holder is required to exercise its Warrants within ten days from receipt of an automatic exercise notice from the Company. If the holder fails to exercise its Warrants within ten days from receipt of an automatic exercise notice from the Company, then the Warrants will expire. The Company agreed to register the Shares and the shares of common stock issuable upon exercise of the Warrants. These shares and the shares issuable upon exercise of the warrants were included in the Company’s Form SB-2 registration statement filed with the Securities and Exchange Commission on August 31, 2006. The Shares and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Investors are each accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2007. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Global Axcess Corp, through its wholly owned subsidiaries, owns and operates Automated Teller Machines ("ATM"s) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

In most markets we impose a surcharge/convenience fee for cash withdrawals. Surcharge/convenience fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge/convenience fee for ATMs in our network ranges between $1.50 and $2.75 per withdrawal. The surcharge/convenience fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM and only record earned revenues based upon the Company’s contracts with the third party vendors.

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

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month between the 5th and 15th business day. Surcharge/convenience fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We rebate the portion of these fees to ATM owners and owners of ATM locations as commission payments as per their contractual terms. Fees for network management services are generally paid to us on a monthly basis.

Global Axcess Corp (“GLXS”) competes in a fragmented industry, in which no one firm has a significant market share and can strongly influence the industry outcome. Our industry is populated by a large number of financial institutions and Independent Sales Organizations (“ISOs”) which deploy ATMs. The industry GLXS competes in is also characterized by essentially undifferentiated services.

There are underlying economic causes as to why GLXS’ industry is fragmented. For example:

• Low overall entry barriers;

• Absence of national economies of scale;

• Seasonal and geographic volume fluctuations;

• The need for local presence in some market segments; and

• The need for low overhead.

Additionally, the industry in which we compete is showing increasing signs of being an industry in decline. Reasons for this market decline include:

• Emergence of debit cards, “pay pass” machines and RFID as substitutes for cash in making purchases;

• Increasing acceptance of debit cards by younger demographics; and

• Market saturation of prime ATM locations in the U.S.

The demand for our ATM services is primarily a function of population growth and new business creation to serve that population growth. In addition, opportunities exist:

• As our competitors seek to exit the business;

• As our competitors encounter financial and regulatory difficulties; and

• As financial institutions seek to reduce their costs of managing an ATM channel during a period of decreasing ATM usage.

Opportunities may also exist to leverage GLXS’ existing customer base by selling additional products and services to them.

Significant Developments

(a) Effective September 30, 2005, the Company completed the sale of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT for a $1.5 million note receivable (see Financial Footnote #10 “Notes Receivable”). The Company has written the note receivable down to $500,000 and has set a reserve for the entire balance.

(b) On October 28, 2005, the Company acquired approximately 1,590 automated teller machine ("ATM") processing merchant contracts and ATM placement agreements (collectively, the "Merchant Contracts") and ATMs and ATM related equipment ("Equipment") from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to an Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded by utilizing cash generated from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Financial Footnote #14 Senior Lenders’ Notes Payable” to the consolidated financial statements). The Holdback was to be utilized to provide funding in connection with the purchase of 73 additional Merchant Contracts, to cover the value of any missing and lost Merchant Contracts, and to cover any indemnification required to be paid by AECD to the Company with respect to losses incurred by the Company prior to the date of acquisition of the assets purchased. During fiscal 2006, it was determined that certain contract contingencies were not met by the seller, and $265,160 of the Holdback was paid back to the Company, with the balance being returned to AECD.

(c) On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see (a) above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest commencing in November 2005. All outstanding principal and interest is payable in full in October 2010. The Company has entered into an interest rate swap related to this Wachovia Note. The swap exchanges the variable rate of Prime plus 1%, for a fixed rate of interest at 9%. In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. At the closing of the Wachovia Note, the Company became obligated on $3,000,000 in notes issued to Wachovia. The Wachovia Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

(d) On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see (a) and (b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note bears interest at 9%, matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinate to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The sale of the Note was completed on October 27, 2005 with respect to $3,500,000 of the Note. The Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The Note and Warrant were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

(e) During October 2005, a lawsuit previously filed by the Company to have 750,000 shares of our common stock and 500,000 common stock purchase warrants returned and cancelled was finalized in favor of the Company.

(f) The Company completed a private placement on November 8, 2005, primarily with institutional investors. The offering was priced at $6.25 per Unit. Each Unit is comprised of 5 shares of common stock and 40% common stock purchase warrants. The terms of the private offering, which netted cash proceeds of $1,850,000, required the Company to issue 1,600,000 shares of common stock and 640,000 common stock purchase warrants (Warrants). The Warrants are exercisable at a price of $1.75.

(g) Effective December 31, 2005, the Company discontinued two operations that did not fit within its strategic plans, thereby ceasing operations of the Company’s software development subsidiary, Axcess Technology Corporation, and its South African subsidiary, Axcess Technology Corporation, SA (Pty) Ltd, as of December 31, 2005.

(h) On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of its wholly-owned subsidiary located in South Africa, Cash Axcess Corporation (Proprietary) Limited in a stock arrangement with the buyer (See Financial Footnote # 5 “Discontinued Operations”).

(i) On May 2, 2006, the Company settled the March 2004 claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior Court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The claim was settled for $450,000 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007.

(j) On May 9, 2006, Robert Pearson resigned from his position on the Board of Directors.

(k) On May 10, 2006, David S. Surette notified the Company of his resignation as Chief Financial Officer and Chief Accounting Officer effective May 31, 2006.

(l) On July 31, 2006, the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(m) On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity (See Financial Footnote # 5 “Discontinued Operations”).

(n) On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. In the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006.

(o) On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation.

(p) On October 10, 2006, the Company entered into Separation Agreement and Release with Michael Dodak pursuant to which Mr. Dodak resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(q) On October 10, 2006, the Company entered into Separation Agreement and Release with David Fann pursuant to which Mr. Fann resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(r) On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs. Dodak and Fann. In addition, Joseph M. Loughry and Lock Ireland, directors of the Company, were appointed as Chairman and Vice Chairman of the Board of Directors of the Company, respectively.

(s) On November 24, 2006, Global Axcess Corp (the "Company") signed a Cash Provisioning Agreement with Genpass Technologies, LLC ("Genpass"), which was effective August 11, 2006, pursuant to which Genpass will provide vault cash for the Company's wholly-owned subsidiary's ATMs as well as cash management and ATM monitoring on an outsourced basis.

(t) On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, Plaintiff alleges that the Company has breached the employment agreement entered between the Company and Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded at December 31, 2006 in connection with this complaint.

(u) On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in this matter, as discovery is ongoing.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2006 and 2005

Revenues. Our revenues from continuing operations increased 9.8% to $21,437,125 for the fiscal year ended December 31, 2006 ("fiscal 2006") from $19,526,136 for the fiscal year ended December 31, 2005 ("fiscal 2005"). This increase is due to a number of factors, but is mainly due to added revenues generated from the acquisition during fiscal 2005.

Cost of Revenues. Our total cost of revenues from continuing operations increased by approximately 7.7% to $12,405,270 in fiscal 2006 from $11,522,555 in fiscal 2005. Total cost of revenues as a percentage of revenues from continuing operations was approximately 57.9% in fiscal 2006 and 59.0% in fiscal 2005. The principal components of cost of revenues are cost of cash, cash replenishment, maintenance, telecommunication services and transaction processing charges, interchange and surcharge commission rebates and ATM costs from ATM sales. The overall increase in cost of revenues from continuing operations is directly attributable to the increase in revenues from continuing operations.

Gross Profit. Gross profit from continuing operations as a percentage of revenues was approximately 42.1% in fiscal 2006 and approximately 41.0% in fiscal 2005.

Operating Expenses. Our total operating expenses from continuing operations increased to $12,541,574, or approximately 58.5% of revenues in fiscal 2006 from $6,719,196, or approximately 34.4% of revenues in fiscal 2005. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and restructuring charges. See explanation of operating expenses below:

Depreciation and Amortization. Depreciation and amortization from continuing operations increased in fiscal 2006 to $2,359,455 from $1,417,554 in fiscal 2005. This increase in depreciation and amortization expense was due to the following factors:

•	An increase in ATM equipment, resulting from acquisitions and developed software in 2005 and purchases in 2006.

•	An increase in amortization specific to the merchant contracts we purchased during fiscal year 2005 for which a full year’s amortization expense was recorded during 2006.

The Company amortized $509,315 and $454,177 of developed software in fiscal years 2006 and 2005, respectively.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #9 “Intangible Assets and Merchant Contracts”, regarding the amortization of intangible merchant contracts.

Impairment and Restructuring Charges. During fiscal 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $817,607, respectively. See Financial Statement Footnotes #6 “Impairment of Long-Lived Assets and Business Reorganization Charges” and #10 “Notes Receivable” regarding the details of these charges. During fiscal 2005, we incurred impairment of notes receivable charges of $42,939.

Selling, General and Administrative (SG&A) Expenses. Our total SG&A expenses from continuing operations increased 29.8% to $6,827,305 in fiscal 2006 from $5,258,703 in fiscal 2005. SG&A expenses represented 31.8% of revenues for the year ended December 31, 2006, compared to 26.9% of revenues for the year ended December 31, 2005. Selling, general and administrative expense increased primarily from the incremental costs necessary to operate as a public company and to a lesser extent, the expenses required to support our revenue growth resulting from the acquisition we completed in the 4th quarter of 2005. Additionally, we incurred increased legal expenses relating to litigation.

Other Expense/Income. In fiscal year 2006, we incurred other operating expenses of $450,000 which primarily related to legal fee expenses and reserves in connection with the James Collins legal claim and EFMARK claim settlement (See Financial Statement Footnote #18 “Legal Proceedings”).

Interest Expense. Interest expense from continuing operations increased to $1,356,407, or 6.3% of revenues, for the fiscal year ended December 31, 2006 compared to $524,574, or 2.7% of revenues, in fiscal 2005. This was primarily due to the significant increase in our senior lender’s loans and notes needed to complete our acquisition in October 2005 as well as the increase in capital lease purchases. Such notes payable were $5,761,148 at December 31, 2006 compared to $7,177,111 at December 31, 2005. In fiscal 2006, we recorded a full years’ interest on the senior lender’s notes relating to the October 2005 acquisition. In addition, our capital lease obligations, increased from $2,880,307 at December 31, 2005 to $2,913,633 at December 31, 2006.

Gain on Sale of Assets. In fiscal year 2006, we recorded a gain on sale of certain ATM assets and automobiles of $21,672.

Other non-operating income. In fiscal year 2006, we recorded other non-operating income relating to previous periods’ unrecorded fees.

Loss Attributed to Minority Interest. In fiscal year 2006, we allocated $109,351 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations before Provision for Income Taxes. We had a loss from continuing operations before income taxes of $4,588,400 during the fiscal year ended December 31, 2006 compared to income of $759,811 for the fiscal year ended December 31, 2005 as a result of the factors discussed above.

Income Tax Expense. Since the Company incurred net losses in fiscals 2006 and 2005, it has not been able to utilize any of its Net Operating Loss carryforward (NOL) in fiscal year 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026. The income tax expense from continuing operations decreased to an expense of $0 from $209,418, for fiscal years 2006 and 2005, respectively.

Discontinued Operations. Discontinued operations, resulting from the disposal and ceased operations of one subsidiary in fiscal 2006 and two subsidiaries during fiscal year 2005, were losses from operations of $275,937 and $1,273,237, respectively.

Net loss. We had a net loss of $4,864,337 during the fiscal year ended December 31, 2006 compared to a net loss of $722,844 for the fiscal year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. During fiscal 2006, we funded our continuing operations through operating activities. Net cash provided by continuing operations amounted to $1,486,672 and net cash used by discontinued operations was $418,708. In addition, net cash of $317,609 was provided by investing activities from continuing operations. Proceeds from the sale of Cash Axcess Corporation and proceeds from reimbursements of merchant contract escrow arrangements from previous acquisitions were offset by cash used to acquire fixed assets. Net cash used in financing activities for continuing operations amounted to $2,805,014, mainly relating to principal payments on senior lenders’ notes payable and capital lease obligations. As of December 31, 2006, the Company had current assets of $2,797,463 and current liabilities of $6,343,313, which results in negative working capital of $3,545,850. This compares to a working capital deficit of $968,540 that existed at December 31, 2005. Despite the negative working capital, we believe that if we achieve our 2007 business plan, we will have sufficient working capital to meet our current obligations during 2007. However, we do anticipate the need to raise capital lease financing to meet our capital needs of $2,300,000 to expand our ATM portfolio and fund new back office equipment during 2007.

Additional Funding Sources

We are continuing our efforts to raise additional capital lease financing. We estimate the Company will require approximately $2,300,000 of new lease financing to fund new purchases of ATMs and back office equipment. We currently have lease lines available for approximately $1,500,000 for these new purchases.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. The contract currently in place with Palm Desert will be terminated effective April 2007. As a result, the Company began converting terminals in December 2006 from Palm Desert cash to alternate funding sources. As of December 31, 2006, the Company had 5 ATMs funded by Palm Desert with a vault cash outstanding balance of approximately $600,000.

•
WSFS. Beginning in September, 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2007 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of December 31, 2006, the Company had 153 ATMs with a vault cash outstanding balance of approximately $6,600,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of December 31, 2006, the Company had 230 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $6,600,000.

•
Food Lion Credit Association (FLCA). On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with FLCA will be terminated effective February 2007. As a result, the Company began converting terminals in December 2006 from FLCA cash to alternate funding sources. As of December 31, 2006, the Company had 97 ATMs funded by FLCA with a vault cash outstanding balance of about approximately $3,000,000.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Genpass Technologies allowing us to obtain up to $22,000,000 in vault cash. The Genpass contract may be terminated by Genpass Technologies at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of December 31, 2006, the Company had 397 ATMs funded by Elan with a vault cash outstanding balance of about approximately $9,100,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of December 31, 2006, Nationwide Money had 56 branded financial partners, which funded 648 ATMs.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Financial Footnotes #12 “Notes Payable - Related Parties”, #13 “Note Payable”, #14 “Senior Lenders’ Notes Payable”, #15 “Capital Lease Obligations” and #17 “Commitments and Contingencies” to our consolidated financial statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.

We anticipate that our capital expenditures for fiscal 2007 will total approximately $3,200,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs, as well as funding our Triple DES requirements. We lease our ATMs under capital lease agreements that expire by the end of 2011 and provide for lease payments at interest rates averaging approximately 12.0% per annum. In 2006, we acquired approximately $1,176,200 of new lease financing for ATMs. See Financial Footnote #15 “Capital Lease Obligations” to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$1,797,893	$134,716	$134,703	$1,528,474
Notes payable (*)	51,500	51,500	-	-
Senior lender notes (*)	8,015,395	1,175,958	1,061,000	5,778,437
Capital lease obligations (*)	3,353,098	1,467,382	1,045,158	840,558
Operating leases	339,304	153,672	148,222	37,410

Total contractual cash obligations	$13,557,190	$2,983,228	$2,389,083	$8,184,879

(*) Includes interest in future periods

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies. We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. Revenues are adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange fees it receives and has earned based on contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as commission expense all monies paid to the owners of the ATMs. Where the Company provided only processing services through its wholly owned subsidiary, EFTI, the Company only records the fees it charges to its customers as revenue. During consolidation of the financial statements, the Company eliminates the revenues earned by EFTI for the processing of Company owned or managed ATMs. Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed range from $1.50 to $2.75 based upon a cash withdrawal transaction from the ATM terminals.

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

The Company recognizes revenues on breached contracts when cash is received.

Allowance of Uncollectible Accounts Receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.

Fixed assets. ATM and computer equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

Stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in SG&A expenses in the consolidated statements of income.

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principle Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees.", as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company did not recognize stock-based compensation cost in its statement of income for periods prior to January 1, 2006. However, compensation expense was recognized for certain options and warrants granted to non employees of the Company based upon fair value.

As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, prior to January 1, 2006 the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the estimated sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

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

Quantitative and Qualitative Disclosure About Market Risk

Impact of Inflation and Changing Prices. During 2006, our results of operations were impacted by increasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses. We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheet. During 2005, amounts we accessed each month ranged from $17.5 million to $21.4 million and we paid cash fees totaling approximately $1.4 million for use of the cash. During 2006, the amounts we accessed each month ranged from $21.4 million to $24.8 million and we paid a total of approximately $1.6 million in cash fees for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our gross profit would decline by $200,000 on a pre-tax basis. Decreased interest rates will have an opposite effect to gross profit.

Interest Rate Impact. We paid an average interest rate of 6.19% for our vault cash fees in 2005 compared to an average interest rate of 7.36% in 2006. Specific to this increase in interest rates, our gross profit declined in 2006 by approximately $200,000.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements required by this item are incorporated herein by reference to the consolidated financial statements beginning on Page F-1 immediately following the signature page.

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

During the two fiscal years ended December 31, 2004 and December 31, 2003 and through June 20, 2005, (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on the Company's consolidated financial statements, and (ii) Weinberg's report on the Company's consolidated financial statements did not contain any adverse opinion, disclaimer of opinion, or modification or qualification of opinion. During the two fiscal years ended December 31, 2004 and December 31, 2003 and through June 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2004 and 2003, the Company did not consult with KRMT regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that KRMT concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company requested that Weinberg furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of this letter was filed as Exhibit 16.1 to the Company’s Form 8-K/A1, which was filed with the Securities and Exchange Commission on June 29, 2005.

PART III

ITEM 8A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decision regarding disclosures.

Remediation of Previously Stated Material Weaknesses

We formulated a program to remedy the material weaknesses identified in the Form 10KSB annual report for the fiscal period ended December 31, 2005.

In the first phase of the program, completed as of March 31, 2006, we hired a Controller and a Senior Accountant to augment our accounting, financial reporting and financial control function in our finance department. Due to the subsequent departure of our previous Chief Financial Officer and subsequent appointment of our previous Controller into that position, we have adjusted the plan by engaging an outside consulting firm to assist in the financial reporting of the Company and to review the Company’s application of accounting principles.

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

2. Ineffective controls over depreciation. Subsequent to the errors that resulted in previous audit adjustments, the Company has set up a tracking system to follow the final production periods when software is being developed and will include a review by management of depreciable items. Also, the Company has ceased its software development subsidiaries as of December 31, 2005 and does not plan to change the method of software depreciation on previously capitalized assets. Additionally, during the fiscal year the Company installed a new fixed asset management module onto its accounting platform which now automates the calculation of the appropriate depreciation over the selected life span of the equipment.

3. Ineffective controls over internally developed software. The Company has set up a tracking system to follow the development, testing, implementation and final production periods when the software is being developed. During the year ended December 31, 2005, the Company ceased operations of software development subsidiaries.

We completed our remediation program during fiscal 2006. The material weaknesses are considered remediated as the applicable remedial controls operated for a sufficient period of time and management has thus concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2006 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8A(T).	CONTROLS AND PROCEDURES

Not applicable.

Item 8B.	OTHER INFORMATION

None.

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2006 are as follows:

Name	Age	Positions
Lock Ireland	63	Vice Chairman, Director
Sharon Jackson	49	Secretary
Robert Landis	47	Director
Michael J. Loiacono	41	Chief Financial Officer, Chief Accounting Officer
Joseph M. Loughry, III	61	Chairman, Director
George A. McQuain	51	President, CEO and Director
John C. Rawlins, Jr.	59	Executive Vice-President of Sales
Alan Rossiter	61	Director

The following is a brief description of each officer and director listed above:

Lock Ireland, Vice Chairman, Director

Currently a consultant and Director with NHB Holdings, Inc. and Proficio Bank, Mr. Ireland has over 30 years experience in the Banking industry. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002, RCMI is a company that promotes new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from Vice-President to CEO with the following banks: Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company. Mr. Ireland originally joined Global Axcess as a Director in July 2003 and his current term expires on June 1, 2007.

Sharon Jackson, Secretary

Ms. Jackson has served as the Company’s Director of Corporate Development and Assistant Secretary from 2004 to 2006 and then as the Director of Corporate Operations and Corporate Secretary from 2006 to present. Prior to 2004, Ms. Jackson served as the Director of Marketing and Client Services for Nationwide Money Services, Inc.

Robert Landis, Director

Mr. Landis is currently the Chairman, Chief Financial Officer and Treasurer of Comprehensive Care Corporation, a publicly traded company that provides managed behavioral healthcare services. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., a health maintenance organization, as its Treasurer from 1983-1998. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge. Mr. Landis brings strong financial, operational and SEC experience to the Company, and is Chairman of the Audit Committee for the Company. Mr. Landis originally joined Global Axcess Corp as a Director in July 2003 and his current term expires on June 1, 2007.

Michael J. Loiacono, Chief Financial Officer and Chief Accounting Officer

Mr. Loiacono brings more than 18 years of professional experience working with both public and private companies within the telecommunications and software industries. Prior to joining Global Axcess Corp, Mr. Loiacono served as Vice President of Finance for InfiniRoute Networks Inc., which was acquired by TNS, Inc. At InfiniRoute, Mr. Loiacono managed their financial strategies to support the company's growth, and oversaw the day-to-day financial operations, including budget planning, accounting, billing, and financial reporting. Before his role at InfiniRoute, Mr. Loiacono served roles as VP Finance at Reach Services, USA. and Controller and Director of Finance for ITXC Corp, which was acquired by Teleglobe, Inc. He has also held financial management positions at Voxware, Inc. and Dendrite International, Inc., two publicly traded companies. Mr. Loiacono holds a Bachelor of Science degree from Rutgers University. Mr. Loiacono is responsible for: financing the operations of the Company and its subsidiaries; financing the internal growth of the Company; strategic, legal and risk analysis for the Company; and SEC filings of the Company.

Joseph M. Loughry, III, Chairman, Director

Mr. Loughry has had successful hands-on experience in creating shareholder value in public and privately held processing services and software companies with sales ranging from $15 million to $300 million annually. Most recently, as President and CEO of HTE, Inc. (listed on Nasdaq) he engineered the turnaround of a public software company that provides integrated application solutions to mid-tier county and city governments throughout the nation. HTE, Inc. was eventually sold to SunGard Data Systems. His background includes almost a decade at General Electric Information Services where he was involved in general management, sales & marketing, product management and product development. He also served as President and CEO of QuestPoint Holdings, Inc., a financial transaction processing services business and as CEO of Nationwide Remittance Centers, Inc. a venture funded lock-box services business, which was acquired by CoreStates Bank. Mr. Loughry graduated from the University of Maryland with a degree in Business Administration in 1967. Mr. Loughry originally joined Global Axcess Corp as a Director in December 2005 and his current term expires on June 1, 2007.

George A. McQuain, President, CEO and Director

Mr. McQuain was Chief Executive Officer for Nationwide Money Services, Inc ("NMS"), a Global Axcess Corp subsidiary, prior to his appointment as CEO and President of Global Axcess Corp. He joined Global Axcess Corp as a Vice President of Operations in July 2002. Prior to his association with NMS, Mr. McQuain served as President and Chief Executive Officer of Ntercept Communications, where he decisively improved sales, marketing and product implementation. Prior to Ntercept, Mr. McQuain led First Union National Bank’s nationwide lockbox operations. Prior to First Union, Mr. McQuain was Chief Operating Officer of QuestPoint Holdings, a subsidiary of CoreStates Financial Corporation. Mr. McQuain received his MBA in Finance and Management from George Mason University in Fairfax, Virginia. Mr McQuain became a director of the Company in September 2006 and his current term expires on June 1, 2007.

John C. Rawlins, Jr, Executive Vice President of Sales

Over the past fourteen years, Mr. Rawlins has joined privately held corporations that wanted to turn their sales departments around and improve the revenue growth with the ultimate objective to either take the company public or sell it. Before joining Nationwide Money Services, Mr. Rawlins was President and Chief Executive Officer of The Rawlins Sales Group, a company that provides sales/management consulting services and contracts as an independent sales and marketing organization to national and international based companies. Prior to starting The Rawlins Sales Group, Mr. Rawlins was Executive Vice President of Sales, Marketing and Alliances at Regulus Group LLC., a $220 million bill presentment and remittance processing organization. Mr. Rawlins has twenty-five years experience in the financial services industry in sales and marketing management. He received a B.S. degree in business administration from Salisbury University.

Alan W. Rossiter, Director

Since July of 2002, Mr. Rossiter has served as President of Springboard Capital Management, Inc., based in Jacksonville, Florida. Springboard Capital Management manages the activities of two early-stage venture capital investment funds, Springboard Capital I, LLC and Springboard Capital II, LLC. Additionally, since 1996 has served as the President and CEO of Enterprise North Florida Corporation, which provides emerging technology companies with extensive business, technical and financial services. Mr. Rossiter served for 27 years as a career Officer in the United States Navy specializing in the field of aviation logistics management and maintenance. Mr. Rossiter received a Bachelors degree in History from Denison University in 1967, graduated from the Naval Aviation Candidate School at Pensacola, Florida in 1969 and graduated from National University of San Diego with a Masters of Business Administration in Financial Management and Information Systems in 1983. Mr. Rossiter originally joined Global Axcess Corp as a Director in December 2005 and his current term expires on June 1, 2007.

The Board of Directors has established the following committees:

Compensation Committee

The Compensation Committee consists of Lock Ireland, who serves as Chairman of this committee, Robert Landis, and Alan Rossiter. The Compensation Committee met five times during fiscal 2006. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

Audit Committee

The Audit Committee consists of Lock Ireland, Robert Landis, and Joseph M. Loughry III. The Board of Directors has determined that Mr. Landis, who serves as Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. The Audit Committee met eleven times in fiscal year 2006. Responsibilities of the Committee include (1) reviewing the Company’s consolidated financial statements and consulting with the independent auditors concerning the Company's consolidated financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. The Board has determined that each of Messrs. Ireland, Landis, and Loughry meet the independence standards established by the National Association of Securities Dealers.

Mergers and Acquisitions Committee

The Mergers and Acquisitions Committee consists of Lock Ireland, Robert Landis, Joseph M. Loughry III and Alan Rossiter, who serves as Chairman of this committee. The Mergers and Acquisitions Committee met three times during fiscal 2006. The function of the Mergers and Acquisitions Committee is to explore alternative ways to enhance shareholder value including joint ventures, mergers, stock sale or a potential sale of company assets and make recommendations to the Board of Directors.

Nominating & Corporate Governance Committee

The primary function of the Nominating & Corporate Governance Committee is to (a) identify individuals qualified to become members of the Board, (b) approve and recommend to the Board director candidates, (c) develop, recommend to the Board and update as necessary corporate governance principles and policies applicable to the Company, and (d) monitor compliance with such principles and policies. Robert Landis is the Chairman of this committee. The Nominating & Corporate Governance Committee did not meet during fiscal 2006.

In 2006, the Board met seventeen times. The Board adopted various resolutions pursuant to five (5) unanimous written consents in lieu of a meeting adopted during the year ended December 31, 2006. Three of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served. Of the two remaining incumbent directors, one attended 83% and the other 72% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

At the end of 2006, there were four non-employee directors and one employee director. The Board held seventeen (17) meetings in person or by telephone. In addition, the Board of Directors took action by written consent on five (5) occasions. Non-employee Directors received cash compensation for their service as Director and as Chair of a Board Committee when applicable during fiscal 2006. The cash compensation was paid as follows: Chairman of the Board - four thousand dollars ($4,000) per month and no additional compensation for Chairing or membership on a Board Committee, Vice Chairman of the Board - twenty-eight hundred dollars ($2,800) per month and no additional compensation for Chairing or membership on a Board Committee, Chairman of the Audit Committee - five hundred dollars ($500) per month, Chairman of the Compensation Committee - two hundred fifty dollars ($250) per month, All Other Non-Employee Directors - with the exception of the Chairman and Vice Chairman of the Board all other non-employee Directors receive five hundred dollars ($500) per month. Each non-employee director is also compensated with stock options in accordance with the terms of the Company’s Stock Option Plan. Such plan provides for an initial grant of 20,000 stock options upon acceptance to the Board. Additionally, annual grants of 10,000 stock options are awarded for each year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committee(s) thereof.

During 2006, a total of 40,000 stock options were granted to non-employee directors as follows:

Director	Number of Options
Ireland, Lock	10,000
Landis, Robert	10,000
Loughry, Joseph	10,000
Rossiter, Alan	10,000

Corporate Governance

The role of the Board of Directors (the “Board”) of Global Axcess Corp is to oversee the business and affairs of the Company for the benefit of its stockholders. In addition, the Board considers the interests of its other interested parties, including its employees, customers, suppliers, creditors and the communities in which the Company does business. The Board has adopted corporate governance guidelines, as well as committee charters, to provide a framework for the functioning of the Board and Board Committees.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company. The document has been posted on the Company’s website at www.GlobalAxcess.biz

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2006, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2006, failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by the Company with respect to the fiscal years ended December 31, 2006 and 2005 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeds $100,000 in the fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George McQuain - President and CEO, COO	2006	$168,476	-	-	-		-	-	-	$168,476	((1)
	2005	$146,673	$6,430	-	-		-	-	-	$153,103

Michael J. Loiacono - CFO and CAO	2006	$93,370	-	-	$431	(2)	-	-	-	$93,801	(3)

Michael Dodak - CEO and Chairman	2006	$356,591	-	-	-		-	-	-	$356,591	(4)
	2005	$275,000	$12,185	-	-		-	-	-	$287,185

David Fann - President	2006	$239,244	-	-	-		-	-	-	$239,244	(5)
	2005	$200,000	$6,360	-	-		-	-	-	$206,360

David Surette - CFO and CAO	2006	$80,262	-	-	-		-	-	-	$80,262	(6)
	2005	$137,935	$7,335	-	-		-	-	-	$145,270

Robert Colabrese - Executive VP Sales	2006	$215,052	-	-	-		-	-	-	$215,052	(7)
	2005	$217,554	$3,025	-	-		-	-	-	$220,579

(1)
On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs. Dodak and Fann.

(2)
The option is exercisable during the term of Michael Loiacono's employment with respect to 25% of the shares six months from the option grant date and the remaining shares thereafter in three equal installments on the anniversary of the option grant date.

(3)	On May 10, 2006 the Board of Directors appointed Michael J. Loiacono as Chief Financial Officer of the Company effective June 1, 2006.

(4)
On October 10, 2006, the Company entered into Separation Agreement and Release with Michael Dodak pursuant to which Mr. Dodak resigned as an executive officer and director of the Company effective September 30, 2006.

(5)
On October 10, 2006, the Company entered into Separation Agreement and Release with David Fann pursuant to which Mr. Fann resigned as an executive officer and director of the Company effective September 30, 2006.

(6)	On May 10, 2006, David S. Surette notified the Company of his resignation as Chief Financial Officer and Chief Accounting Officer effective May 31, 2006.

(7)	On September 15, 2006, Robert Colabrese ceased serving as an executive officer.

The option award was valued using the Black Scholes option pricing model assuming a 5 year life, no expected dividend payments, volatility of 145%, forfeiture rate of 87.5% and a risk free rate of 5%.

OUTSTANDING EQUITY AWARDS

Option Awards								Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George McQuain - President and CEO, COO	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	28,200	(1)	-	$1.30	12/1/2009	-	-	-	-
	2003	-	54,000	(2)	-	$1.70	10/24/2008	-	-	-	-
	2002	-	40,000	(3)	-	$0.90	6/18/2007	-	-	-	-

Michael J. Loiacono - CFO and CAO	2006	-	5,000	(4)	15,000	$0.76	3/31/2011	-	-	-	-

Michael Dodak - CEO and Chairman	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	-	(5)	-	$1.30	12/15/2005	-	-	-	-
	2003	-	150,000	(6)	-	$1.70	12/30/2006	-	-	-	-
	2002	-	60,000	(7)	-	$0.90	12/30/2006	-	-	-	-
	2001	-	-		-	-	-	-	-	-	-

David Fann - President	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	-	(8)	-	$1.30	12/15/2005	-	-	-	-
	2003	-	150,000	(9)	-	$1.70	12/30/2006	-	-	-	-
	2002	-	60,000	(10)	-	$0.90	12/30/2006	-	-	-	-
	2001	-	-		-	-	-	-	-	-	-

David Surette - CFO and CAO	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	13,950	(11)	-	$1.30	2/28/2007	-	-	-	-
	2003	-	55,500	(12)	-	$1.70	2/28/2007	-	-	-	-
	2003	40,000	-	(13)	-	$0.35	2/28/2007	-	-	-	-

Robert Colabrese - Executive VP Sales	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	-	(14)	-	$1.30	12/15/2005	-	-	-	-
	2003	-	54,000	(15)	-	$1.70	12/15/2006	-	-	-	-
	2002	-	40,000	(16)	-	$0.90	12/15/2006	-	-	-	-
	2001	-	5,000	(17)	-	$0.675	10/23/2006	-	-	-	-

Except as set forth above, no other named executive officer has received an equity award.

(1)
On December 1, 2004, George McQuain received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 15, 2005, 44,700 shares of common stock vested under the stock option and the remaining 15,300 terminated. Due to the restatement of the Company's operating results, the number of shares vested decreased from 60,000 to 28,200.

(2)
On October 24, 2003, George McQuain received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 31, 2004, 54,000 shares of common stock vested and the remaining 6,000 terminated.

(3)
Option is exercisable during the term of George McQuain's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on the six (6) month anniversary of the date of this Option (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option).

(4)
The option is exercisable during the term of Michael Loiacono's employment with respect to 25% of the shares six months from the option grant date and the remaining shares thereafter in three equal installments on the anniversary of the option grant date.

(5)
On December 1, 2004, Michael Dodak received a stock option to purchase 120,000 shares of common stock, which vested based on performance criteria. On December 15, 2005, 66,000 shares of common stock vested under the stock option and the remaining 54,000 terminated. Due to the restatement of the Company's operating results, the number of shares vested decreased from 66,000 to 0.

(6)
On October 24, 2003, Michael Dodak received a stock option to purchase 150,000 shares of common stock, which vested based on performance criteria. On December 31, 2004, 150,000 shares of common stock vested.

(7)
Option is exercisable during the term of Michael Dodak's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 6/18/2002 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration of termination of this option).

(8)
On December 1, 2004, David Fann received a stock option to purchase 120,000 shares of common stock, which vested based on performance criteria. On December 15, 2005, 66,000 shares of common stock vested under the stock option and the remaining 54,000 terminated. Due to the restatement of the Company's operating results, the number of shares vested decreased from 66,000 to 0.

(9)
On October 24, 2003, David Fann received a stock option to purchase 150,000 shares of common stock, which vested based on performance criteria. On December 31, 2004, 150,000 shares of common stock vested.

(10)
Option is exercisable during the term of David Fann's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 6/18/2002 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration of termination of this option).

(11)
On December 1, 2004, David J. Surette received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 15, 2005, 30,450 shares of common stock vested and the remaining 29,550 terminated. Due to the restatement of the Company's operating results, the number of shares vested decreased from 30,450 to 13,950.

(12)
On October 24, 2003, David J. Surette received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 31, 2004, 55,500 shares of common stock vested and the remaining 4,500 terminated.

(13)
Option is exercisable during the term of David J. Surette's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 3/3/03 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option.

(14)
On December 1, 2004, Robert Colabrese received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 15, 2005, 16,500 shares of common stock vested and the remaining 43,500 terminated. Due to the restatement of the Company's operating results, the number of shares vested decreased from 60,000 to 0.

(15)
On October 24, 2003, Robert Colabrese received a stock option to purchase 60,000 shares of common stock, which vested based on performance criteria. On December 31, 2004, 54,000 shares of common stock vested and the remaining 6,000 terminated.

(16)
Option is exercisable during the term of Robert Colabrese's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 6/18/02 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option.

(17)
Option is exercisable during the term of Robert Colabrese's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 10/23/01 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Option Exercise Price ($)	Option Expiration Date	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Lock Ireland	2006	$15,150	-	$301	(1)	$0.53	7/10/2011	-	-	-	$15,451
	2005	-	-	$847	(2)	$1.45	7/10/2010	-	-	-	$847
	2005	-	-	-	(3)	$1.40	4/8/2010	-	-	-	$-
	2004	-	-	$709	(4)	$2.50	7/11/2009	-	-	-	$709
	2003	-	-	$624	(5)	$1.10	7/10/2008	-	-	-	$624

Robert Landis	2006	$12,000	-	$301	(1)	$0.53	7/10/2011	-	-	-	$12,301
	2005	-	-	$847	(2)	$1.45	7/10/2010	-	-	-	$847
	2004	-	-	$709	(4)	$2.50	7/10/2009	-	-	-	$709
	2003	-	-	$624	(5)	$1.10	7/10/2008	-	-	-	$624

Joseph Loughry, III	2006	$16,500	-	-	(6)	$0.35	12/16/2011	-	-	$10,000	$26,500
	2005	-	-	$1,873	(7)	$1.10	12/16/2010	-	-	-	$1,873

George McQuain	2006	-	-					-	-	-	-

Robert Pearson	2006	-	-					-	-	-	-
	2005	-	-	$1,362	(8)	$1.20	5/12/2010	-	-	-	$1,362

Alan Rossiter	2006	$6,000	-	-	(6)	$0.35	12/16/2011	-	-	-	$6,000
	2005	-	-	$1,873	(7)	$1.10	12/16/2010	-	-	-	$1,873

(1)	2,500 shares vest under this option on July 10, 2006, November 10, 2006, March 10, 2007 and July 10, 2007.

(2)	2,500 shares vest under this option on July 10, 2005, November 10, 2005, March 10, 2006 and July 10, 2006.

(3)	12,500 shares vest under this option on April 8, 2005, July 8, 2005, October 8, 2005 and December 15, 2005.

(4)	2,500 shares vest under this option on July 10, 2004, November 10, 2004, March 10, 2005 and July 10, 2005.

(5)	12,500 shares vest under this option on July 10, 2003, November 10, 2003, March 10, 2004 and July 10, 2004.

(6)	2,500 shares vest under this option on December 16, 2006, April 16, 2007, August 16, 2007 and December 16, 2007.

(7)	12,500 shares vest under this option on December 16, 2005, April 16, 2006, August 16, 2006 and December 16, 2006.

(8)	12,500 shares vest under this option on May 12, 2005,September 12, 2005, January 12, 2006 and May 12, 2006.

The option awards were valued using the Black Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility of 145%, forfeiture rate of 87.5% and a risk free rate of 5%.

Employment Agreements

There were no employment agreements as of December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2006:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Name	Number	Percent (1)
George A. McQuain	132,200	0.63	% (2)
Michael Loiacono	5,000	0.02	% (3)
Sharon Jackson	47,600	0.23	% (4)
Lock Ireland	300,007	1.43	% (5)
Robert Landis	85,000	0.40	% (6)
Joe Loughry	52,500	0.25	% (7)
Al Rossiter	22,500	0.11	% (8)

All executive officers and directors as a group (7 persons)	644,807	3.07%

Other 5% owners:

BFS U.S. Special Opportunities Trust PLC	3,340,000	15.89	% (9)
Rennaissance U.S. Growth Investment Trust PLC	3,280,000	15.60	% (10)
Rennaissance Capital Growth & Income Fund III, Inc.	2,440,000	11.61	% (11)

Total	9,704,807	46.17%

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of January 15, 2007 pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain rights of the securities.

(1) Based on 21,021,786 shares of common stock outstanding as of March 27, 2007.

(2) included are 10,000 common shares, 40,000 stock purchase options exercisable at $0.90 per share, 28,200 exercisable at $1.30 per share, and 54,000 exercisable at $1.70 per share.

(3) included are 5,000 stock purchase options exercisable at $0.76 per share.

(4) included are 14,200 common shares, 15,000 stock purchase options exercisable at $0.90 per share, 10,000 stock purchase options exercisable at $1.30 per share, and 8,400 stock purchase options exercisable at $1.70 per share.

(5) included are 184,007 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $2.50 per share, 50,000 stock purchase options exercisable at $1.40 per share, 10,000 stock purchase options exercisable at $1.45 per share, 5,000 stock purchase options exercisable at $0.53 per share, 6,000 stock purchase warrants exercisable at $1.75 per share, 6,000 stock purchase warrants exercisable at $2.50 per share, 6,000 stock purchase warrants exercisable at $5.00 per share, and 3,000 stock purchase warrants exercisable at $1.25 per share.

(6) included are 40,000 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $2.50 per share, 10,000 stock purchase options exercisable at $1.45 per share, and 5,000 stock purchase options exercisable at $0.53 per share.

(7) included are 30,000 common shares, 20,000 stock purchase options exercisable at $1.10 per share and 2,500 stock purchase options exercisable at $0.35 per share.

(8) included are 20,000 stock purchase options exercisable at $1.10 per share and 2,500 stock purchase options exercisable at $0.35 per share.

(9) included are 1,553,332 common shares and 1,786,668 stock purchase warrants exercisable at prices ranging from $1.25 to $5.00.

(10) included are 1,553,332 common shares and 1,726,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.

(11) included are 953,332 common shares and 1,486,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.	EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description Herewith

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	ByLaws of Global Axcess Corp - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (1)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (1)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.7	Subsidiary Guarantee dated October 27, 2005 (1)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (1)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (1)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (1)

4.12	Form of Subscription Agreement dated November 8, 2005 (2)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (2)

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

10.2	Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (1)

10.3	Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (3)

14.1	Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

16.1	Letter from L.L. Bradford & Company, LLC (incorporated by reference form 8-K current report filed with the SEC on July 1, 2003)

21.1	List of Subsidiaries:

Nationwide Money Services Inc., a Nevada corporation

EFT Integration Corporation, a Florida corporation

Axcess Technology Corporation, a Nevada corporation

Axcess Technology Corporation, Pty Ltd a South African corporation

Cash Axcess Corporation, Pty Ltd a South African corporation

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

99.4	Press Release dated April 18, 2006 (Incorporated by reference to form 8-K filed with the SEC on April 19, 2006)

99.5	Press Release dated May 2, 2006 (Incorporated by reference to form 8-K filed with the SEC on May 3, 2006)

99.6	Press Release dated August 15, 2006 (Incorporated by reference to form 8-K filed with the SEC on August 15, 2006)

99.7	Press Release dated October 3, 2006 (Incorporated by reference to form 8-K filed with the SEC on October 17, 2006)

99.8	Press Release dated November 14, 2006 (Incorporated by reference to form 8-K filed with the SEC on November 15, 2006)

99.9	Press Release dated November 14, 2006 (Incorporated by reference to form 8-K filed with the SEC on November 15, 2006)

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

Audit Fees. The aggregate fees billed by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2006 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year 2006 were $103,221. Total unbilled fees by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2006 were $60,000. The aggregate fees billed by KRMT for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2005 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005 were $260,392. The aggregate fees billed by Weinberg & Company, P.A. (“Weinberg”) for professional services rendered for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005 were $14,042.

Audit Related Fees. The Company did engage KRMT and Weinberg to provide professional services to the Company regarding audit related fees during the fiscal year ended December 31, 2006. The aggregate fees billed by KRMT and Weinberg for professional services rendered to the Company regarding audit related fees during the fiscal year ended December 31, 2006 were $11,200 and $19,500, respectively. The aggregate fees billed by KRMT and Weinberg for professional services rendered to the Company regarding audit related fees during the fiscal year ended December 31, 2005 were $13,000.

Tax Related Fees. During the fiscal years ended December 31, 2006 and 2005, there were no fees billed by KRMT or Weinberg for tax related services.

All Other Fees. There were $1,435 of fees billed by KRMT for services rendered to the Company during the fiscal year ended December 31, 2006 for work preformed related to providing information to attorneys on litigation matters. During the fiscal year ended December 31, 2005, there were no other fees billed than for the services described under "Audit Fees" and “Audit Related Fees” above.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ GEORGE A. MCQUAIN
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 28th day of March, 2007.

Signature	Title

/S/ Lock Ireland
Lock Ireland	Vice Chairman, Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer

/S/ Joseph Loughry, III
Joseph Loughry, III	Chairman, Director

/s/George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director

 GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements

Consolidated balance sheet as of December 31, 2006	F-2

Consolidated statements of income for the years ended
December 31, 2006 and 2005	F-3

Consolidated statements of stockholders’ equity
for the years ended December 31, 2006 and 2005	F-4

Consolidated statements of cash flows for the years ended
December 31, 2006 and 2005	F-5

Notes to consolidated financial statements
as of December 31, 2006	F-7

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Global Axcess Corp:

We have audited the accompanying consolidated balance sheet of Global Axcess Corp and Subsidiaries as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.
Certified Public Accountants
Clearwater, Florida
March 23, 2007

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$753,844
Automated teller machine vault cash	26,220
Accounts receivable, net of allowance for doubtful accounts of $113,824	1,188,880
Other receivable	175,015
Note receivable - current	17,709
Inventory	400,478
Prepaid expenses and other current assets	235,317
Total current assets	2,797,463

Fixed assets, net	6,206,756
Other assets
Merchant contracts, net	12,509,944
Intangible assets, net	4,221,831
Deferred tax asset - non-current	339,800
Other assets	14,756

Total assets	$26,090,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,191,086
Automated teller machine vault cash payable	26,220
Deferred gain on sale of subsidiary	175,000
Notes payable - related parties - current portion, net	18,471
Note payable	50,000
Senior lenders' notes payable - current portion, net	658,333
Capital lease obligations - current portion	1,224,203
Total current liabilities	6,343,313
Long-term liabilities
Notes payable - related parties - long-term portion, net	1,326,451
Senior lenders' notes payable - long-term portion, net	5,102,815
Capital lease obligations - long-term portion	1,689,430
Total liabilities	14,462,009

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 21,021,786 shares issued and outstanding	21,022
Additional paid-in capital	22,366,403
Accumulated deficit	(10,758,884)
Total stockholders' equity	11,628,541
Total liabilities and stockholders' equity	$26,090,550

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

 GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005

Revenues	$21,437,125	$19,526,136

Cost of revenues	12,405,270	11,522,555
Gross profit	9,031,855	8,003,581

Operating expenses
Depreciation and amortization	2,359,455	1,417,554
Impairment of long-lived assets	1,329,396	-
Selling, general and administrative	6,827,305	5,258,703
Restructuring charges	757,811	-
Impairment of notes receivable	817,607	42,939
Other expense	450,000	-
Total operating expenses	12,541,574	6,719,196
Operating income (loss) from continuing operations
before items shown below	(3,509,719)	1,284,385

Interest expense, net	(1,356,407)	(524,574)
Gain on sale of assets	21,672	-
Other non-operating income	146,703	-
Loss attributed to minority interest	109,351	-
Income (loss) from continuing operations before provision
for income taxes	(4,588,400)	759,811
Federal income tax expense	-	(209,418)
Income (loss) from continuing operations	$(4,588,400)	$550,393
Loss from discontinued operations, net of tax	$(275,937)	$(1,273,237)
Net loss	$(4,864,337)	$(722,844)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.22)	$0.03
Loss from discontinued operations	$(0.01)	$(0.07)
Net loss	$(0.23)	$(0.04)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.22)	$0.03
Loss from discontinued operations	$(0.01)	$(0.07)
Net loss	$(0.23)	$(0.04)

Weighted average common shares outstanding:
Basic	20,996,013	18,858,947
Diluted	20,996,013	19,416,107

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2004	17,579,345	$17,579	$18,274,521	$(5,073,625) $	13,218,475

Shares issued in connection with private
transactions, net	2,052,858	2,053	2,377,760	-	2,379,813

Stock warrants exercised	468,100	468	234,015	-	234,483

Exercise of stock options	46,500	46	51,216	-	51,262

Stock and stock warrants issued to
consultants and employees in lieu of
cash compensation	4,248	5	24,760	-	24,765

Reacquired and issued treasury shares in
connection with 1 for 5 reverse split	(165)	-	(279)	-	(279)

Conversion of related party notes	820,000	820	992,952	-	993,772

Cancellation of Docutel contract	-	-	(425,334)	-	(425,334)

Stock warrants issued with debt	-	-	772,816	-	772,816

Modification of debt and warrant
repricing	-	-	42,971	-	42,971

Net loss	-	-	-	(722,844)	(722,844)

Balances, December 31, 2005	20,970,886	$20,971	$22,345,398	$(5,796,469) $	16,569,900

Stock warrants exercised	40,900	41	20,409	-	20,450

Exercise of stock options	10,000	10	3,490	-	3,500

Warrant repricing	-	-	8,803	-	8,803

Other	-	-	-	(98,078)	(98,078)

Stock compensation expense	-	-	(11,697)	-	(11,697)

Net loss	-	-	-	(4,864,337)	(4,864,337)

Balances, December 31, 2006	21,021,786	$21,022	$22,366,403	$(10,758,884) $	11,628,541

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31
	2006	2005

Cash flows from operating activities:
Income (loss) from continuing operations	$(4,588,400)	$550,393
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	(2,894)	24,765
Depreciation and amortization	2,359,455	1,417,554
Impairment of long-lived assets	1,329,396	-
Allowance for doubtful accounts	162,489	-
Accretion of discount on notes payable	168,182	50,896
Impairment of notes receivable	817,607	42,939
Deferred tax asset	-	198,496
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	436,187	(6,672)
Change in accounts receivable	73,164	(200,039)
Change in other receivable	(15)
Change in inventory	(383,578)	131
Change in prepaid expenses and other current assets	59,868	(71,459)
Change in other assets	39,452	106,659
Change in deferred revenue	(89,500)	-
Change in accounts payable and accrued liabilities	1,541,446	753,549
Change in automated teller machine vault cash payable	(436,187)	6,672
Net cash provided by continuing operating activitities	1,486,672	2,873,884
Discontinued operations
Net loss	(275,937)	(1,273,237)
Gain on sale of subsidiary	(71,507)	-
Adjustments to reconcile loss to net cash used in
discontinued operations:
Depreciation	62,162	86,310
Loss attributed to minority interest	(109,351)	-
Change in accounts receivable	(38,822)	8,045
Change in accounts payable and accrued liabilities	35,105	19,817
Change in inventory, prepaid expenses and other current assets	(20,358)	(184,100)
Net cash used in discontinued operating activities	(418,708)	(1,343,165)
Net cash provided by continuing and discontinued operating activities	1,067,964	1,530,719

Cash flows from investing activities:
Proceeds from sale of subsidiary	951,223	-
Purchase of merchant contracts	-	(5,609,972)
Costs of acquiring merchant contracts	(72,327)	-
Purchase of property and equipment	(826,447)	(1,329,156)
Proceeds from merchant contract escrow reimbursement	265,160	-
Net cash provided by (used in) investing activities for continuing operations	317,609	(6,939,128)
Net cash used in investing activities for discontinued operations	(86,756)	(739,956)
Net cash used in investing activities	230,853	(7,679,084)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,950	2,665,558
Purchase of treasury shares	-	(279)
Proceeds from notes payable	-	93,407
Proceeds from senior lenders' notes payable	500,000	6,725,533
Principal payments on senior lenders' notes payable	(2,070,832)	(656,250)
Principal payments on notes payable	(98,756)	(97,830)
Principal payments on notes payable - related parties	(16,486)	(14,715)
Principal payments on capital lease obligations	(1,142,890)	(705,762)
Net cash provided by (used in) financing activities	(2,805,014)	8,009,662
Effect of exchange rate fluctuation on cash in discontinued operations	(98,078)	-
Increase (decrease) in cash	(1,604,275)	1,861,297
Cash, beginning of period	2,358,119	496,822
Cash, end of the period	$753,844	2,358,119

Cash paid for interest	$1,134,406	$588,500

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION

The significant non-cash investing and financing activities of the Company were as follows:

Investing activities:
Purchases of assets under capital lease obligations	$1,176,216	$2,417,633
Assets removed from service, classified as held for sale	-	285,702
Sale of subsidiary, see schedule below:	1,445,341	778,359
Total non-cash investing activities	$2,621,557	$3,481,694

Financing activities:
Discount of notes payable	$168,182	$772,816
Cancellation of contract, paid in stock and options	-	425,334
Conversion of debt to equity by related party	-	993,772
Modification of debt and warrant repricing	8,803	42,971
Stock issued for compensation	(2,894)	24,765
Total non-cash financing activities	$174,091	$2,259,658

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$745,341	$-
Total purchase price	$745,341	$-

Minority interest	189,932	-
Deferred gain on sale	555,409	-
	$745,341	$-

Cash proceeds from sale of remaining 50% ownership in subsidiary	$525,000	$-
Note received	175,000	-
Total purchase price	$700,000	$-

Balance sheet at time of sale
Cash	$319,118	$-
Automated teller machine vault cash	657	-
Accounts receivable	51,093	-
Prepaid expenses and other current assets	9,006	-
Fixed assets	602,757	-
Inventory	142,614	-
Minority interest	(80,581)	-
Accounts payable	(35,105)	-
Automated teller machine vault cash payable	(657)	-
Deferred gain on sale	(555,409)	-
	453,493	-
Deferred gain on sale of subsidiary	175,000	-
Gain on sale of subsidiary	71,507	-
	$700,000	$-

Sale of subsidiary in 2005:
Note received, net of valuation	$-	$778,359

Prepaids and other current assets sold	-	49,313
Fixed assets sold	-	632,202
Intangible assets sold	-	2,250
Accounts payable sold	-	(45,406)
	-	638,359
Liabilities assumed	-	140,000
	$-	$778,359

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc. and EFT Integration Inc., is an independent provider of Automated Teller Machine ("ATM") services. The Company was also involved in software development through its wholly owned subsidiary, Axcess Technology Corporation and debit cards through its wholly owned subsidiary, Electronic Payment and Transfer Corp. These two subsidiaries were either closed or sold during fiscal year 2005. The Company also had a wholly owned subsidiary, Cash Axcess Corporation (Proprietary) Limited, which provided ATM services in South Africa. This subsidiary was sold in fiscal year 2006. The Company’s fiscal year ended December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents - The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. The Company has several bank accounts maintained with one financial institution and amounts on deposit may, at times, exceed federally insurable amounts.

Principles of consolidation - The consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc., Cash Axcess Corporation (Proprietary) Limited, Axcess Technology Corporation, and Electronic Payment and Transfer Corp. See Financial Footnote #5 “Discontinued Operations” referring to subsidiaries included as discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications were made to the 2005 consolidated statement of income to conform to 2006 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity.

Merchant contract concentration - The Company contracts the locations for its ATMs with various merchants. As of December 31, 2006, the Company has approximately 4,430 active ATMs, of which approximately 665 machines are contracted through a single merchant. Revenues from this merchant were approximately 23.1% and 25.6% of total fees from continuing operations for the fiscal year ended December 31, 2006 and 2005, respectively.

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

Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrade ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service, if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service, if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service, if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At December 31, 2006, the Company's inventory totaled $400,478, of which $312,413 were parts related to upgrade ATMs to become Triple DES compliant.

Accounts Receivable - The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of December 31, 2006, the Company reserved $113,824 as an allowance for doubtful accounts against the accounts receivable of $1,302,704.

Fixed assets - Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the life of the asset. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property improvements and renewals are capitalized, if they extend the useful life of the related asset. Upon the sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain (loss) on sale of assets.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values.

Assets Held for Sale - ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service, sold, or deemed to be impaired. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. During fiscal year 2006, the Company reviewed the Assets Held for Sale for impairment and found the assets held for sale to be impaired. The Company accounted for the impairment in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets”. During the fiscal year ended December 31, 2006, the Company recorded approximately $1.3 million of impairment of long-lived assets, and of that amount, $485,315 related to impairment of assets held for sale.

Lease Committments - The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $323,735 and $297,981 for the years ended December 31, 2006 and 2005, respectively. The Company is also party to various capital leases for ATMs and related components. The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly. The capital lease obligation is recorded and amortized over the life the of the lease.

Merchant Contracts and Intangible Assets, including Goodwill - In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS No. 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Intangible assets with finite lives and merchant contracts are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144 and other applicable pronouncements. These assets are amortized on the straight-line method over their estimated useful lives or period of expected benefit. These assets are subject to periodic impairment testing in accordance with SFAS No. 142.

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment resulted in a determination that the economic lives of the merchant contracts are less than 21 years, the Company would adjust the remaining amortization lives of the merchant contracts. The second step is to compare the estimated future undiscounted cash flows of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts. To date, the Company’s testing has indicated that there is no impairment of its goodwill and merchant contracts.

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment and capitalized software development, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value. During the fiscal years ended December 31, 2006 and 2005, the Company recorded impairment charges of long-lived assets of approximately $1.3 million and $0, respectively.

Fair value of financial instruments - The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at December 31, 2006, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash Payable - Automated teller machine vault cash payable consisted of funds collected through providing network and switching services for ATMs. These funds had been reported as automated teller machine vault cash payable on the consolidated balance sheet with offsetting automated teller machine vault cash. During fiscal 2006, the Company determined that $146,703 of prior period fees had accumulated which had not been recognized as revenue, and as such, this amount was recorded as other non-operating income during the fourth quarter ended December 31, 2006. As of December 31, 2006, automated teller machine vault cash payable of $26,220 consists of cash collected through the previous network and switching services believed to be payable to various third-parties.

Earnings per share - In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. All earnings per share calculations for fiscal 2005 reflect the reverse stock split which was effective on April 28, 2005. The reverse stock split was applied retroactively to all previously disclosed share and per share amounts.

Reverse Stock Split - Effective April 28, 2005, the Company implemented a one-for-five reverse split of its outstanding common stock. All information regarding share and per share amounts have been adjusted within the consolidated financial statements to reflect the reverse stock split.

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

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. During the past two fiscal years ending December 31, 2006 and 2005, the amount of research and development costs, which were borne entirely by the Company, amounted to $275,937 and $1,273,237, respectively.

Repairs and maintenance costs - Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Developed Software - Costs incurred to purchase external software and internally developed software, including interest, are capitalized and amortized over the useful life of the software for an average life of three years. During the fiscal year ended December 31, 2006, the Company capitalized $0 of developed software and during the fiscal year ended December 31, 2005, the Company capitalized $1,022,907 of developed software, of which $184,487 pertained to capitalized interest.

Stock-based compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in SG&A expenses in the consolidated statements of income.

Prior to January 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principle Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees", as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company did not recognize stock-based compensation cost in its statement of income for periods prior to January 1, 2006. However, compensation expense was recognized for certain options and warrants granted to non employees of the Company based upon fair value.

As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 prior to January 1, 2006, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table represents the effect on net income/(loss) and earnings per share for fiscal 2005 if the Company had applied the fair value based method and recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to stock-based employee compensation:

2005
Net income/(loss), as reported	$(722,844)

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects	(88,858)

Pro forma net income (loss)	$(811,702)

Net income/(loss) per common share:

Basic - as reported	$(0.04)
Basic - pro forma	$(0.04)

Diluted - as reported	$(0.04)
Diluted - pro forma	$(0.04)

The fair value of each option grant in the fiscal year 2005 pro forma is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

2005
Weighted-average risk free interest rate	4.75%
Expected life of option (years)	1.0
Expected stock volatility	115%
Expected dividend yield	0.00%

Recent accounting pronouncements -

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

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

When the Company acquires the assets of another company, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company’s tangible assets and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets of the acquired company for the purpose of recording these items in the Company’s financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to the Company’s statements of income but is instead subject to the annual impairment test discussed in Financial Footnote #2 “Summary of Significant Accounting Policies”. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions.

On October 28, 2005, the Company acquired approximately 1,590 automated teller machines ("ATM") processing merchant contracts, ATM placement agreements, ATMs and ATM related equipment from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to the Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Financial Footnote #14 “Senior Lenders’ Notes Payable”). As of December 31, 2005, all of the Holdback was in escrow. During fiscal 2006, it was determined that certain contract contingencies were not met by the seller, and $265,160 of the Holdback was paid back to the Company, with the balance being returned to AECD.

As of December 31, 2005, the Company concluded that $28,000 was allocated to equipment and the remaining purchase price should be allocated to merchant contracts, based on the Company’s assessment of fair values. The Company has concluded there is no impairment on the fair value of the purchased assets as of December 31, 2006 and 2005.

4.	AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

On March 30, 2006, Global Axcess Corp (the "Company") announced in a press release that on March 30, 2006, the Company determined that the statements of income and cash flows for the quarters ended June 30, 2005 and September 30, 2005 contained errors, which when corrected, would result in a material impact on results of operations for the quarters then ended. The Company therefore determined that the consolidated statements of income and cash flows for the quarters ended June 30, 2005 and September 30, 2005 required amendment. The errors related to the Company's accounting for revenue under certain of its processing contracts; capitalization of purchased software costs; and assets depreciated faster than they should have been.

The revenue correction totaled approximately $667,108. The Company determined that the revenues under those certain contracts may be recognized in future quarters as cash is collected.

The next error related to the Company's accounting for costs associated with purchased software and related development costs not being fully capitalized. The software correction totaled approximately $52,059. The Company determined that the costs should have been capitalized in the current interim quarters and expensed in future periods.

The last error related to the Company's accounting for depreciation during the interim quarters related to assets that were depreciated prior to being placed in service. The depreciation correction totaled approximately $104,087. The Company determined that the depreciation expense taken during those interim quarters should be recognized in future periods.

The net effects of these adjustments total a reduction in net income during the two quarters by approximately $510,962. The correction will cause a reported net loss for the quarter ended June 30, 2005 of $42,084, and a reported net loss for the quarter ended September 30, 2005 of $88,603.

See the effects of the restatements in the following schedules:

	Three Months ended June 30, 2005		Six Months ended June 30, 2005
	As previously reported	Restated	As previously reported	Restated
Revenues	$5,437,811	$5,012,142	$10,155,647	$9,729,978

Cost of revenues	3,024,084	3,024,084	5,728,523	5,728,523
Gross profit	2,413,727	1,988,058	4,427,124	4,001,455

Operating expenses
Depreciation and amortization	381,841	328,033	701,308	647,500
Selling, general and administrative	1,584,671	1,550,805	2,978,142	2,944,276
Total operating expenses	1,966,512	1,878,838	3,679,450	3,591,776
Operating income from continuing operations
before items shown below	447,215	109,220	747,674	409,679

Other income (expense)
Interest expense, net	(153,502)	(153,502)	(275,044)	(275,044)
Other income	2,198	2,198	2,198	2,198
Total other expenses, net	(151,304)	(151,304)	(272,846)	(272,846)

Income (loss) from continuing operations before
provision for income taxes	295,911	(42,084)	474,828	136,833
Income (loss) from continuing operations	295,911	(42,084)	474,828	136,833
Loss from discontinued operations, net of tax	$-	$-	$-	$-
Net income (loss)	$295,911	$(42,084)	$474,828	$136,833

Income (loss) per common share - basic:
Income from continuing operations	$0.02	$(0.00)	$0.03	$0.01
Loss from discontinued operations	$-	$-	$-	$-
Net income (loss)	$0.02	$(0.00)	$0.03	$0.01

Income (loss) per common share - diluted:
Income from continuing operations	$0.02	$(0.00)	$0.03	$0.01
Loss from discontinued operations	$-	$-	$-	$-
Net income (loss)	$0.02	$(0.00)	$0.03	$0.01

Weighted average common shares outstanding:

Basic	18,211,986	18,211,986	18,211,986	18,211,986

Diluted	18,706,275	18,706,275	18,706,275	18,706,275

	Three Months ended September 30, 2005		Nine Months ended September 30, 2005
	As previously reported	Restated	As previously reported	Restated

Revenues	$5,069,320	$4,827,881	$15,224,267	$14,557,159

Cost of revenues	2,866,998	2,866,998	8,594,511	8,594,511
Gross profit	2,202,322	1,960,883	6,629,756	5,962,648

Operating expenses
Depreciation and amortization	431,430	381,151	1,105,074	1,000,987
Selling, general and administrative	1,457,107	1,438,914	4,228,494	4,176,435
Total operating expenses	1,888,537	1,820,065	5,333,568	5,177,422
Operating income from continuing operations
before items shown below	313,785	140,818	1,296,188	785,226

Other income (expense)
Interest expense, net	(154,474)	(154,474)	(429,518)	(429,518)
Other income	-	-	1,762	1,762
Total other expenses, net	(154,474)	(154,474)	(427,756)	(427,756)

Income (loss) from continuing operations before
provision for income taxes	159,311	(13,656)	868,432	357,470
Income (loss) from continuing operations	159,311	(13,656)	868,432	357,470
Loss from discontinued operations, net of tax	$(74,947)	$(74,947)	$(309,256)	$(309,256)
Net income (loss)	$84,364	$(88,603)	$559,176	$48,214

Income (loss) per common share - basic:
Income from continuing operations	$0.01	$(0.00)	$0.05	$0.02
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Net income (loss)	$0.01	$(0.00)	$0.03	$0.00

Income (loss) per common share - diluted:
Income from continuing operations	$0.00	$(0.00)	$0.05	$0.02
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Net income (loss)	$0.00	$(0.00)	$0.03	$0.00

Weighted average common shares outstanding:

Basic	18,501,286	18,501,286	18,141,753	18,141,753

Diluted	19,137,586	19,137,586	18,614,811	18,614,811

5.	DISCONTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company approved plans to dispose of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation ("EPT"), and to discontinue offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for a $1.5 million note receivable (see Financial Footnote #10 “Notes Receivable”). The Company had originally estimated an allowance against the note receivable of $0.8 million. The Company recorded no gain or loss on this transaction. During fiscal 2006, in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan “, the Company has written the note receivable down to $500,000 and has set a reserve for the entire balance. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified EPT as a discontinued operation and reported its operating results within discontinued operations in the accompanying consolidated statements of income.

During the quarter ended December 31, 2005, the Company approved plans to discontinue two operations that did not fit within management’s strategic plans, thereby ceasing operations of the Company’s software development subsidiary, Axcess Technology Corp. (“ATC”), and ATC’s South African subsidiary Axcess Technology Corp, SA (“ATCSA”), as of December 31, 2005. The Company had dismissed all but one employee as of December 31, 2005, transferring him to Nationwide Money Services, Inc. All assets and liabilities were transferred during the year ended December 31, 2005 to either Nationwide Money Services, Inc. or Cash Axcess Corp., SA. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified ATC and ATCSA as discontinued operations and reported their operating results within discontinued operations in the accompanying consolidated statements of income.

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited, in a stock arrangement with Industrial Electronic Investments Limited. Under the requirements of FASB Interpretation No. 46(R), this transaction constituted a variable interest for the Company, with the Company being determined as the primary beneficiary. In exchange for 200 additional shares, or 50% of the outstanding shares of Cash Axcess Corporation (Proprietary) Limited, the Company received the equivalent of $745,341 of cash before exchange losses, to be maintained in the accounts of Cash Axcess and used for their own ongoing operations. This sale resulted in the Company recording a $555,409 gain deferral on the sale which was subsequently recorded to the Company’s statement of income upon the sale of the remaining 50% of Cash Axcess Corporation. During the quarter ended September 30, 2006, the Company approved plans to discontinue its South African operation which did not fit within management’s strategic plans. On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity for $700,000. As of December 31, 2006 $175,000 of this amount was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement for a period of six months. Upon the expiration of the six-month escrow period, the remaining balance in the escrow account shall be paid to the Company. The Company will recognize the $175,000 deferred gain on sale upon expiration of the six-month escrow period. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified CAC as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flows. The resulting gain on the sale is as follows:

Sales price		$700,000

Cost basis
Investment, less minority interest	$(812,198)
Other assets transferred	$(196,704)	$(1,008,902)
Deferred escrow deposit		$(175,000)
		$(483,902)

Deferred gain on previous sale		$555,409

Net gain on sale of assets		$71,507

The Company has not allocated interest to discontinued operations. Operating results, of these discontinued operations were as follows:

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005

Revenues	$138,138	$70,630

Cost of revenues	66,442	36,202
Gross Profit	71,696	34,428

Operating Expenses
Depreciation and amortization	62,162	86,310
Selling, general and administrative	356,978	1,221,354
Total operating expenses	419,140	1,307,665

Loss from operations	(347,444)	(1,273,237)

Gain on sale of assets	71,507	-

Net loss	$(275,937)	$(1,273,237)

A summary of both sales is as follows:

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$745,341
Total purchase price	$745,341

Minority interest	189,932
Deferred gain on sale	555,409
$745,341

Cash proceeds from sale of remaining 50% ownership in subsidiary	$525,000
Note received	175,000
Total purchase price	$700,000

Balance sheet at time of sale
Cash	$319,118
Automated teller machine vault cash	657
Accounts receivable	51,093
Prepaid expenses and other current assets	9,006
Fixed assets	602,757
Inventory	142,614
Minority interest	(80,581)
Accounts payable	(35,105)
Automated teller machine vault cash payable	(657)
Deferred gain on sale	(555,409)
453,493
Deferred gain on sale of subsidiary	175,000
Gain on sale of subsidiary	71,507
$700,000

6.	IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

Impairment of Long-lived assets

As discussed in Financial Footnote #2 “Summary of Significant Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets”. The following impairments were recognized during the third quarter of 2006.

In July 2006, the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor. Accordingly, the switching software was evaluated for impairment and deemed to be impaired.

Assets held for sale, consisting of ATMs and related software, were reevaluated for impairment. Of the $485,315 total assets held for sale, $125,586 worth of ATMs were determined to be useful and able to be placed back in service. In accordance with SFAS No. 144 ” Accounting for the Impairment or Disposal of Long-lived Assets”, these useful assets were to be placed back into service at zero book value which is their depreciated value had they not been held for sale. Therefore, the full balance of assets held for sale was determined to be fully impaired.

Additionally, the Company reviewed other ATMs and software for impairment and determined that some of the Company’s other ATMs and software were impaired. The following summarizes the amounts charged to impairment of long-lived assets for fiscal year ended December 31, 2006:
	Net Book	Estimated proceeds	Impairment
Long-lived asset description	Value	from disposition	Charge

Switching software	$610,024	-	$610,024

Assets held for sale	$485,315	-	$485,315

ATMs and other software	$234,057	-	$234,057

			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), the Company has a variable interest in this entity, with the Company being determined as the primary beneficiary), Cash Axcess Corporation (Proprietary) Limited (“CAC”) (see Financial Footnote #5 “Discontinued Operations”); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above); and the decision to reevaluate other ATMs and software for impairment (see above). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2006 the amount of restructuring charges accrued was $484,345.

7.	INVENTORY

Inventory consists of the following as of December 31, 2006:

Parts and supplies	$15,053
Automated teller machines	73,012
Triple DES Upgrades	312,413
Inventory	$400,478

8.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006:

Automated teller machines (A)	$8,017,024
Furniture and fixtures	439,336
Computers, equipment and software (A)	1,848,718
Automobiles	275,679
Leasehold improvements	84,788
10,665,545
Less: accumulated depreciation and amortization (B)	4,458,789
Fixed assets, net	$6,206,756

(A)	See Financial Footnote #15 “Capital Lease Obligations” for ATMs and computers held under capital leases.

(B)	Depreciation expense from continuing operations for the years ended December 31, 2006 and 2005 was: $1,653,862 and $901,438, respectively.

9.	INTANGIBLE ASSETS AND MERCHANT CONTRACTS

The following table summarizes Intangible assets and merchant contracts at December 31, 2006:

	Gross Carrying Value	Accumulated Amortization	Net
Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	$328,092	$127,620	$200,472
Merchant contracts	$14,388,965	$1,879,021	$12,509,944
Total Intangible assets and merchant contracts	$18,906,702	$2,174,927	$16,731,775

The Company recorded amortization expense of $705,593 and $469,248, for the years ended December 31, 2006 and 2005, respectively. The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts, is expected to be as follows:

2007	$702,007
2008	$702,007
2009	$702,007
2010	$686,660
2011	$686,660

The Company has no intangible assets, other than goodwill, that are not subject to amortization.

10.	NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2006:

(a) 9% promissory note receivable requiring monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, fully reserved due to non-payment	$0
(b) 10% promissory note due February 2007, net of reserve of $82,186	17,709
$17,709

a)
During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Financial Footnote #5 "Discontinued Operations”). On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS has failed to make any payment to date; therefore the Company has determined that it is unlikely that the purchaser will repay the note. The Company and EPS were in negotiations to amend the note to $500,000, however no agreement had been reached. Additionally, it is unlikely that the Company will receive financial information from EPS to assist in supporting collectibility. In the absence of financial information to determine collectibility and only having the value of the stock of EPS as security on the repayment of the note, management has determined that it is likely that the note is fully impaired and has increased the reserve by $778,360 during the year ended December 31, 2006, which together with the previous reserve, reduced the carrying value to zero.

b)
In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of December 31, 2006 is $99,895. The promissory note is collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve by $39,247 due to the declining stock price of the Company.

The Company has received no payments of interest on this loan and no interest income has been recognized in the periods presented.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 are as follows:

Accounts payable	$1,262,611
Accrued commissions	1,060,932
Accrued severance	484,345
Accrued legal fees	287,189
Accrued payroll	260,271
Accrued audit fees	139,286
Other	696,452

Accounts payable and accrued liabilities	$4,191,086

12.	NOTES PAYABLE - RELATED PARTIES

As of December 31, 2006, notes payable - related parties consist of the following:

Promissory note in the amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$161,765

Subordinated unsecured debentures of $1,225,000 provided by certain stockholders with interest only payments made quarterly at a rate of 9%, with balloon payments due October 28, 2010, net of discounts and fees of $41,843	1,183,157

1,344,922
Less: current portion	18,471

Long-term portion of notes payable - related parties	$1,326,451

As of December 31, 2006, principal payments due on the notes payable - related parties are as follows:

2007	$18,471
2008	20,695
2009	23,186
2010	1,250,978
2011	25,978
Thereafter	47,457
$1,386,765

Less discount	(41,843)
Total	$1,344,922

13.	NOTE PAYABLE

As of December 31, 2006, note payable consists of the following:

The Company entered into a promissory note with a non-related party. Payments of interest only are due until the note matures on September 30, 2007. Interest rate on the note is 4%.	$50,000

14.	SENIOR LENDERS’ NOTES PAYABLE

Senior lenders’ notes payable consist of the following at December 31, 2006:

(a) Wachovia Bank	$558,333
(b) Wachovia Bank - Third Amended and Restated Loan Agreement	2,300,000
(c) CAMOFI Master LDC, net of warrant valuation discounts of $597,185	2,902,815
$5,761,148

Less: current portion	$658,333

Senior lenders’ notes - long term portion, net	$5,102,815

(a)
In September 2004, the Company entered into a senior secured term loan with a bank in the amount of $1,250,000, and a working capital line of credit in the amount of $500,000. In June 2005 the term loan was increased by $500,000 and the line of credit was renewed. The Company drew down $500,000 from the line of credit during fiscal year 2006 and at December 31, 2006 the full $500,000 was outstanding. The loan and credit line are secured by all the assets of the Company. Principal and interest is due monthly on the loan, and the loan matures at the end of 2 years. The line of credit is due to be paid off by October 2010. Interest, on both the loan and line of credit, is at an annual rate of Bank Prime plus .25 basis points, which at December 31, 2006 was 8.50%.

(b)
On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see Financial Footnote #3 “Acquisition of Assets” above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest, which commenced in November 2005. All outstanding principal and interest is payable in full in October 2010. The Company has entered into an interest rate swap related to this senior lender notes payable. The swap exchanges the variable rate of Prime plus 1%, for a fixed rate of interest at 9%.

The Company’s interest rate swap has not been designated as a hedging instrument. The Company’s policy is to record the change in fair value as an increase or decrease to interest expense in the accompanying consolidated statements of income. The change in fair value of the hedge for fiscal year ending December 31, 2006 resulted in interest expense of $3,705.

In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. The Wachovia Note is a long-term debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company. The loan agreement requires the Company to meet certain covenants. The three (3) covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of December 31, 2006 the Company was not in compliance with all covenants and has obtained a waiver of these covenants through March 31, 2007.

(c)
On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see (b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of its common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinated to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The allocation of the proceeds between the Note and the Warrant was based upon the relative fair value of each security. The Black-Scholes Model was used to determine the fair value of the Warrant. The Warrant was assigned a fair value of $772,816 which has been recorded as a discount to the Note. Due to the terms and value of the excercise and convertible prices there is no significant beneficial conversion.

As of December 31, 2006, principal payments due on the senior lenders’ notes payable are as follows:

2007	$658,333
2008	600,000
2009	600,000
2010	4,500,000
2011 and thereafter	-
$6,358,333

Less discount	(597,185)
Total	$5,761,148

15.	CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $2,913,633 require minimum monthly lease payments ranging from $30 to $15,637 with interest rates ranging between 3.73% and 23.00%. The future minimum lease payments required under capital lease obligations as of December 31, 2006, are as follows:

2007	$1,467,382
2008	1,045,158
2009	572,814
2010	251,871
2011	15,873
3,353,098
Less: amount representing interest	439,465
Present value of minimum lease payments	2,913,633
Less: current portion of capital lease obligations	1,224,203

Total	$1,689,430

Equipment leased under capital leases as of December 31, 2006, totals $2,837,167, which is net of accumulated depreciation of $782,949.

16.	OTHER OPERATING EXPENSE AND OTHER NON-OPERATING INCOME

In fiscal year 2006, the Company incurred other operating expenses of $450,000 which related to legal fee expenses and reserves in connection with the James Collins legal claim and EFMARK claim settlement (See Financial Statement Footnote #18 “Legal Proceedings”).

Also, in fiscal 2006, the Company recorded other non-operating income of $146,703. During fiscal 2006, the Company determined that $146,703 of prior period fees had accumulated which had not been recognized as revenue, and as such, the amount was recognized as other non-operating income during the fourth quarter ended December 31, 2006.

17.	COMMITMENTS AND CONTINGENCIES

Leased facilities - The Company entered into a new office lease in Texas which commenced February 1, 2005, and has a term of two years, at which time it becomes a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease through 2007 and a facility in Georgia which has a lease through October 2007. Effective January 2007, the Company renegotiated the operating lease for its Florida office under a cancelable operating lease with a monthly base rental payment of $9,540. On February 28, 2007, the Company received a notice to vacate premises within 90 - 120 days. This notification was expected and the Company plans on moving into new office space at a reduced monthly base rent. On March 26, 2007, the Company signed a lease agreement for new corporate headquarters. Additionally, in 2006 the Company opened a small sales office in Kentucky which has a lease through September 2007. The Company also has various operating leases for computers and equipment. Rental expense under operating leases aggregated $323,735 and $297,981 for the years ended December 31, 2006 and 2005, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

2007	$153,672
2008	148,222
2009	34,501
2010	2,909

Total	$339,304

18.	LEGAL PROCEEDINGS

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

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants but has yet to receive any settlements. and default judgment against others. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the fiscal years ended December 31, 2006 and 2005. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs RUs”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Financial Footnote # 10 “Notes Receivable”). The Company sent a default notification letter on August 2, 2006 and EPS had thirty days as of the date of the default notification to cure the default, which it failed to do. The Company has filed suit against EPS and is seeking repayment of the $1,540,000 original note in full. The carrying value of this note at December 31, 2006 was zero. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contained factual inaccuracies and was wholly without merit. However, in the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company has reflected this $40,000 expense and liability in its consolidated financial statements ended December 31, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. As of December 31, 2006 the Company has recorded a $200,000 expense accrual for what it deems to be probable legal expenses defending this claim.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc., has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has asserted claims for an accounting, breach of contract, civil theft and fraud, seeking to recover amounts overpaid by the Company and seeking other damages.  The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the year ended December 31, 2006 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company has breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded at December 31, 2006 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in this matter, as discovery is ongoing.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any lawsuits, other than previously discussed that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

19.	CONSULTING AND EMPLOYMENT AGREEMENTS

As of December 31, 2006, the Company has no significant employment contracts with executive officers of the Company.

The Company had the following significant employment contracts with two executive officers of the Company whose positions were eliminated as part of the Company’s management restructuring during the year ended December 31, 2006 (See Financial Footnote # 6 “Impairment of Long-lived Assets and Business Reorganization Charges”):

The former Chairman and CEO had a five year employment contract from June 30, 2004 to June 30, 2009. The agreement provided him with the following compensation: an annual salary of $275,000; an annual bonus to be determined and awarded by the Compensation Committee; and an 18 month severance agreement. Pursuant to the terms of his severance agreement, the former Chairman and CEO agreed to not compete with the Company for a period of five years, solicit the Company’s employees, or utilize the Company’s trade secrets, and as consideration received a payment of $42,301 representing accrued paid time off, $376,776 paid in installments of $15,699 over 24 months, the payment of the lesser of $6,600 or the maximum permitted in matching dollars as per the Company’s 401K Plan and healthcare benefits through March 31, 2008.

The former President had a two year employment contract from April 29, 2002 to April 29, 2004, which had been extended under Board and the former President’s approval. The agreement provided him with the following compensation: an annual salary of $200,000; an annual bonus to be determined and awarded by the Compensation Committee; and a 12 month severance agreement. Pursuant to the terms of his severance agreement, the former President agreed to not compete with the Company for a period of five years, solicit the Company’s employees, or utilize the Company’s trade secrets, and as consideration received a payment of $23,692 representing accrued paid time off, $180,552 paid in installments of $15,046 over 12 months, the payment of the lesser of $6,600 or the maximum permitted in matching dollars as per the Company’s 401K Plan and healthcare benefits through September 30, 2007.

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

On November 24, 2006, Global Axcess Corp (the “Company”) signed a Cash Provisioning Agreement with Genpass Technologies, LLC (“Genpass”), which was effective August 11, 2006, pursuant to which Genpass will provide vault cash for the Company’s wholly-owned subsidiary’s ATMs as well as cash management and ATM monitoring on an outsourced basis.

21.	COMMON STOCK

All share and per share amounts, in this Financial Footnote #21 give retroactive effect to the 1-for-5 reverse stock split of the
Company’s common stock that occurred on April 28, 2005.

During 2005, the Company issued 4,248 shares of its common stock to employees and consultants in lieu of cash compensation.

During 2005, the Company issued an aggregate of 46,500 shares of its commons stock upon the exercise of stock options previously granted by the Company to various employees and consultants with exercise prices ranging from $0.35 to $1.30.

During March 2005, the Company issued 452,855 shares of common stock in connection with one private placement transaction. Units offered consisted of four shares of common stock and two common stock purchase warrants exercisable at $1.75 per share for three years. The price per unit was $5.60.

During April 2005, in connection with the 5 for 1 reverse stock split, the Company reacquired 186 shares of its common stock.

During April 2005, in connection with the 5 for 1 reverse stock split, the Company issued an additional 21 shares of its common stock to Cede & Co.

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

During 2006, a shareholder exercised stock purchase warrants for 40,900 shares of common stock. These stock purchase warrants were exercised at $0.50 per share resulting in proceeds to the Company of $20,450.

During 2006, the Company issued 10,000 shares of its common stock upon the exercise of stock options previously granted by the Company to an employee with exercise price of $0.35.

In July 2006, the Company reduced the warrant exercise price from $1.65 to $0.75 for 80,000 shares of common stock in connection with warrants issued to a consultant in lieu of cash compensation. The change in fair value of the warrants was recorded as additional paid in capital.

22.	INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005
Deferred:
Federal	-	182,487
State	-	26,931

Income tax expense:	$-	$209,418

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

	2006	2005
Deferred tax assets:
Arising from operating loss and credit carryforwards	$8,186,023	$3,793,443
Valuation allowance	(4,992,473)	(2,412,000)

Deferred tax assets	$3,193,550	$1,381,443

Deferred tax liability:
Arising from accumulated depreciation and amortization	2,853,750	1,041,643

Deferred tax liability	2,853,750	1,041,643
Net deferred tax asset	339,800	339,800

Current portion	-	-
Non-current portion	339,800	339,800
Net deferred tax asset	$339,800	$339,800

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate	-34.00%	-34.00%
State Income Tax Rate, net of
federal tax effect	0.07%	0.17%
Non-taxable losses from foreign jurisdictions	0.00%	34.36%
Permanent items	-12.32%	1.25%
Change in valuation allowance	44.00%	39.00%

Effective tax rate	0.00%	40.78%

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2006 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2006, the Company has net operating loss carryforwards remaining of approximately $21,564,900 that may be offset against future taxable income through 2026. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

23.	NET INCOME PER COMMON SHARE

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. No such conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Numerator
Income (loss) from continuing operations	$(4,588,400)	$550,393
Loss from discontinued operations	(275,937)	(1,273,237)

Numerator for diluted income (loss) per share
available to common stockholders	$(4,864,337)	$(722,844)

Denominator
Weighted average shares	20,996,013	18,858,947
Effect of dilutive securities:
Employee stock options & warrants	-	518,907
Warrants		38,253

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,996,013	19,416,107

Income (loss) per common share - basic:
Income (loss) from continuing operations	(0.22)	0.03
Loss from discontinued operations	(0.01)	(0.07)
Net Income (loss) per share	(0.23)	(0.04)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	(0.22)	0.03
Loss from discontinued operations	(0.01)	(0.07)
Net Income (loss) per share	(0.23)	(0.04)

24.	STOCK OPTIONS AND WARRANTS

Stock options - During the years ended December 31, 2006 and 2005, the Company granted stock options totaling 60,000 and 277,200 shares of its common stock, with a weighted average strike price of $0.55 and $1.42 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company’s stock options activity under compensation plans:

	Number Of Options	Weighted Average Exercise Price
Balance, December 31, 2004	2,541,400	$1.90
Options granted	277,200	1.42
Options cancelled	(610,700)	1.40
Options expired	(228,050)	1.51
Options exercised	(46,500)	0.90
Balance, December 31, 2005	1,933,350	$1.43
Options granted	60,000	0.55
Options cancelled	—	—
Options expired	(1,009,125)	1.46
Options exercised	(10,000)	0.35

Balance, December 31, 2006	974,225	$1.35

The weighted average grant date fair value of stock options was $0.17 and $0.07 in fiscal years 2005 and 2006, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Shares Underlying Options Excercisible	Weighted Average Exercise Price
$0.15- $0.36	91,750	1 year	$0.33	76,750	$0.32
$0.37	-	-	-	-	-
$0.38-$20.00	882,475	1 year	$1.47	852,775	$1.48

Totals	974,225		$1.35	929,525	$1.39

Number of Remaining Options Granted	Exercise Price Equals, Exceeds or is Less than Market Value as of 12/31/06	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
91,750	Less than	$0.33	$0.25 - $0.35	$30,113
-	Equals	$-	$-	$-
882,475	Exceeds	$1.47	$0.53 - $5.70	$1,293,668

974,225

Stock warrants. The following table summarizes the Company’s stock warrant activity:

	Number Of Warrants	Weighted Average Exercise Price
Balance, December 31, 2004	10,938,204	$2.70
Warrants granted	1,877,856	1.68
Warrants cancelled	—	—
Warrants expired	(470,000)	1.48
Warrants exercised	(468,100)	0.51

Balance, December 31, 2005	11,877,960	$2.67
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(20,000)	0.50
Warrants exercised	(40,900)	0.50

Balance, December 31, 2006	11,817,060	$2.68

The following table summarizes information about warrants outstanding and exercisable at December 31, 2006:

Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price	Shares Underlying Warrants Excercisible	Weighted Average Exercise Price
$0.75	80,000	0.5	$0.75	80,000	$0.75
$1.25	382,856	2.2	$1.25	382,856	$1.25
$1.75	5,751,402	1.8	$1.75	5,751,402	$1.75
$2.50	2,801,401	1.1	$2.50	2,801,401	$2.50
$5.00	2,801,401	1.1	$5.00	2,801,401	$5.00
	11,817,060		$2.68	11,817,060	$2.68

Total compensation cost related to non-vested awards not yet recognized as of December 31, 2006 is not significant to the consolidated financial statements.

25.	RELATED PARTY TRANSACTIONS

In October 2005, the Company reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 66,000 warrants held by BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, in return for a five year extension on $1,000,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

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

In October 2005, the Company reduced the exercise price from $1.75 to $1.25 and extended the expiration date by five years on 3,000 warrants held by Lock Ireland, a stockholder and director of the Company, in return for a five year extension on $50,000 in debt financing. The change in fair value of the warrants was recorded as additional paid in capital.

As of November 2005, the Company issued 600,000 shares of common stock to BFS US Special Opportunities Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $750,000 and the Company issued 240,000 Warrants exercisable for $1.75.

As of November 2005, the Company issued 600,000 shares of common stock to Renaissance US Growth Investment Trust PLC, a stockholder and beneficial owner of the Company, through a Private Placement Offering for $750,000 and the Company issued 240,000 Warrants exercisable for $1.75.

26.	SUBSEQUENT EVENTS

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in this matter, as discovery is ongoing.

On March 26, 2007, the Company entered into an office lease to lease new corporate facilities in Jacksonville, FL. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,545, for the second year is $7,773, for the third year is $8,007, for the fourth year is $8,246 and for the fifth year through the end of lease term is $8,494.