Form 10QSB
period 2007-03-31
GLOBAL AXCESS CORP
filed 2007-05-10
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to___________

000-17874
(Commission file number)

GLOBAL AXCESS CORP
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0199674
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7800 BELFORT PARKWAY, Suite 165 JACKSONVILLE, FLORIDA	32256
(Address of principal executive offices)	(Zip Code)

(904) 280-3950
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
Yes ☐ No ☒

As of May 9, 2007, the Issuer had 20,973,924 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock  ($0.001 par value).

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2007. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$633,157
Automated teller machine vault cash	26,960
Accounts receivable, net of allowance for doubtful accounts of $104,535	1,261,144
Note receivable - current	17,709
Inventory	438,120
Prepaid expenses and other current assets	185,532
Total current assets	2,562,622

Fixed assets, net	6,006,817
Other assets
Merchant contracts, net	12,358,098
Intangible assets, net	4,201,387
Deferred tax asset - non-current	339,800
Other assets	19,951

Total assets	$25,488,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,079,896
Notes payable - related parties - current portion, net	10,459
Note payable	50,000
Senior lenders' notes payable - current portion, net	600,000
Capital lease obligations - current portion	1,172,749
Total current liabilities	5,913,104
Long-term liabilities
Notes payable - related parties - long-term portion, net	1,332,897
Senior lenders' notes payable - long-term portion, net	4,991,455
Capital lease obligations - long-term portion	1,521,459
Total liabilities	13,758,915

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 21,021,786 shares issued and outstanding	21,022
Additional paid-in capital	22,366,403
Accumulated deficit	(10,657,665)
Total stockholders' equity	11,729,760
Total liabilities and stockholders' equity	$25,488,675

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Revenues	$5,270,990	$5,196,737

Cost of revenues	3,094,674	2,949,129
Gross profit	2,176,316	2,247,608

Operating expenses
Depreciation and amortization	548,141	604,582
Selling, general and administrative	1,385,285	1,405,050
Impairment of notes receivable	-	288,226
Other expense	-	410,000
Total operating expenses	1,933,426	2,707,858
Operating income (loss) from continuing operations
before items shown below	242,890	(460,250)

Interest expense, net	(317,531)	(331,063)
Gain on sale of assets	860	15,999
Loss from continuing operations before provision for income taxes	(73,781)	(775,314)
Loss from continuing operations	$(73,781)	$(775,314)
Income (loss) from discontinued operations, net of tax	$175,000	$(102,601)
Net Income (loss)	$101,219	$(877,915)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.00)	$(0.04)
Income (loss) from discontinued operations	$0.01	$(0.00)
Net Income (loss) per share	$0.01	$(0.04)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.00)	$(0.04)
Income (loss) from discontinued operations	$0.01	$(0.00)
Net Income (loss) per share	$0.01	$(0.04)

Weighted average common shares outstanding:
Basic	21,021,786	20,971,336
Diluted	21,021,786	20,971,336

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Loss from continuing operations	$(73,781)	$(775,314)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	-	13,724
Depreciation and amortization	548,141	604,582
Allowance for doubtful accounts	(9,289)	-
Accretion of discount on notes payable	41,497	37,600
Impairment of notes receivable	-	288,226
Gain on sale of assets	(860)	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	(740)	144,474
Change in accounts receivable	(62,975)	(28,590)
Change in other receivable	15	-
Change in inventory	(37,642)	(49,549)
Change in prepaid expenses and other current assets	49,785	(189,658)
Change in other assets	(5,195)	(15)
Change in accounts payable and accrued liabilities	(111,190)	600,442
Change in automated teller machine vault cash payable	(26,220)	(144,474)
Net cash provided by continuing operating activitities	311,546	501,448
Discontinued operations
Net income (loss)	175,000	(102,601)
Adjustments to reconcile loss to net cash used in
discontinued operations:
Change in deferred gain on sale of subsidiary	(175,000)	-
Depreciation	-	19,814
Change in accounts receivable	-	(1,470)
Change in accounts payable and accrued liabilities	-	(10,712)
Change in inventory, prepaid expenses and other current assets	-	13,975
Net cash used in discontinued operating activities	-	(80,994)
Net cash provided by continuing and discontinued operating activities	311,546	420,454

Cash flows from investing activities:
Proceeds from other receivable related to sale of subsidiary	175,000	-
Costs of acquiring merchant contracts	(5,325)	-
Purchase of property and equipment	(80,333)	(174,255)
Net cash provided by (used in) investing activities for continuing operations	89,342	(174,255)
Net cash used in investing activities for discontinued operations	-	(44,170)
Net cash provided by (used in) investing activities	89,342	(218,425)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	20,450
Principal payments on senior lenders' notes payable	(208,334)	(891,666)
Principal payments on notes payable	-	(27,703)
Principal payments on notes payable - related parties	(4,422)	(3,948)
Principal payments on capital lease obligations	(308,819)	(250,642)
Net cash used in financing activities	(521,575)	(1,153,509)
Decrease in cash	(120,687)	(951,480)
Cash, beginning of period	753,844	2,358,119
Cash, end of the period	$633,157	$1,406,639

Cash paid for interest	$247,100	$293,463

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Investing activities:
Purchase of assets under capital lease obligations	$89,394	$612,661
Total non-cash investing activities	$89,394	$612,661

Financing activities
Stock issued for compensation	-	13,724
Discount of notes payable	41,497	37,600
Total non-cash financing activities	$41,497	$51,324

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2007
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Global Axcess Corp and subsidiaries ("the Company").

The condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated statements of operations and cash flows also include discontinued operations from Global Axcess Corp’s former subsidiaries.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All adjustments are of normal recurring nature with the exception of:

•	$175,000 gain on sale of assets (see Note 3)

2.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in its condensed consolidated balance sheet, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the Company’s consolidated financial statements.

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc. (EFTI) and Cash Axcess Corporation (Proprietary) Limited (see Note 3 referring to subsidiaries included as discontinued operations). All significant intercompany transactions and accounts have been eliminated in consolidation.

 Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrade ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service, if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service, if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service, if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At March 31, 2007, the Company's inventory totaled $438,120, of which $325,630 were parts related to upgrade ATMs to become Triple DES compliant.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of March 31, 2007, the Company had bad debt reserves totaling $104,535 against gross accounts receivable totaling $1,365,679.

Fixed Assets

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values. The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” (see Note 5 referring to impairment of long-lived assets).

Assets Held for Sale

ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service, sold, or deemed to be impaired. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. During fiscal year 2006, the Company reviewed the Assets Held for Sale for impairment and found the assets held for sale to be impaired. The Company accounted for the impairment in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets”. During the fiscal year ended December 31, 2006, the Company recorded approximately $1.3 million of impairment of long-lived assets, and of that amount, $485,315 related to impairment of assets held for sale (see Note 5 referring to impairment of long-lived assets).

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or 3 times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts. The second step is to compare the estimated future undiscounted cash flows of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts. To date, the Company’s testing has indicated that there is no impairment of its goodwill and merchant contracts.

As of March 31, 2007 the Company has accumulated amortization totaling $316,350 against intangible assets totaling $4,517,737.

As of March 31, 2007 the Company has accumulated amortization totaling $2,054,848 against merchant contracts totaling $14,412,946.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at March 31, 2007, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. The diluted earnings per share amount equals basic earnings per share for the three months ended March 31, 2007 and 2006 because the Company had a net loss from continuing operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Numerator
Loss from continuing operations	$(73,781)	$(775,314)
Income (loss) from discontinued operations	$175,000	$(102,601)

Numerator for diluted income (loss) per share
available to common stockholders	$101,219	$(877,915)

Denominator
Weighted average shares	21,021,786	20,971,336
Effect of dilutive securities:
Employee stock options & warrants	-	-

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	21,021,786	20,971,336

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.00)	$(0.04)
Income (loss) from discontinued operations	$0.01	$(0.00)
Net Income (loss) per share	$0.01	$(0.04)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	(0.00)	(0.04)
Income (loss) from discontinued operations	$0.01	$(0.00)
Net Income (loss) per share	$0.01	$(0.04)

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. During the three-month periods ended March 31, 2007 and 2006, the amount of research and development costs, which were borne entirely by the Company, amounted to $0 and $102,601, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in SG&A expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

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

3.             DISCONTINUED OPERATIONS

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

The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows for the three-month period ended March 31, 2006:

Three Months Ended
March 31, 2006
Revenues	$48,833

Cost of revenues	19,233
Gross Profit	29,600

Operating Expenses
Depreciation and amortization	19,814
Selling, general and administrative	112,387
Total operating expenses	132,201

Loss from operations	(102,601)

Net loss	$(102,601)

As part of the aforementioned sale of 50% of CAC on September 30, 2006, $175,000 of the sales price was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement. The warranty period ended and the Company received the full escrowed amount of $175,000 on March 28, 2007. The Company recognized the $175,000 deferred gain on sale as income from discontinued operations during the three-month period ended March 31, 2007.

4.             NOTES RECEIVABLE

Notes receivable - current consist of the following at March 31, 2007:

(a) 9% promissory note receivable requiring monthly interest payments starting October 1, 2006 and quarterly principal payments starting August 1, 2006, maturing November 1, 2010 requiring a balloon payment, fully reserved due to non-payment	$0

(b) 10% promissory note due February 2007, net of reserve of $82,186.	17,709
$17,709

(a) During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price (see Note #3 "Discontinued Operations”). On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS has failed to make any payment to date; therefore the Company determined that it is unlikely that the purchaser will repay the note. The Company and EPS were in negotiations to amend the note to $500,000, however no agreement had been reached. Additionally, it is unlikely that the Company will receive financial information from EPS to assist in supporting collectibility. In the absence of financial information to determine collectibility and only having the value of the stock of EPS as security on the repayment of the note, management has determined that it is likely that the note is fully impaired and increased the reserve by $778,360 during the year ended December 31, 2006, which together with the previous reserve, reduced the carrying value to zero.

(b) In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note has been amended to extend the term to February 2007. The amount remaining on the note as of March 31, 2007 is $99,895. The promissory note is collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve by $39,247 due to the declining stock price of the Company. The 47,862 shares of Company stock held as collateral on this note were returned to the Company on April 20, 2007 as settlement of this note.

The Company has received no payments of interest on this loan and no interest income has been recognized in the periods presented.

5.             IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

Impairment of Long-lived assets

As discussed in Note 2 “Description of Business and Summary of Significant Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”.

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

			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), the Company has a variable interest in this entity, with the Company being determined as the primary beneficiary), Cash Axcess Corporation (Proprietary) Limited (“CAC”) (see Note #3 “Discontinued Operations”); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above); and the decision to reevaluate other ATMs and software for impairment (see above). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of March 31, 2007, the amount of restructuring charges accrued was $367,503.

6.             COMMITMENTS AND CONTINGENCIES

We lease ATMs under capital lease agreements that expire between 2007 and 2011 and provide for lease payments at interest rates up to 19.3% per annum. See Financial Footnote # 15 to the Consolidated Financial Statements in the Form 10-KSB Annual Report. Capital leases entered into during the three-month period ended March 31, 2007 mature in 36 months with rates varying between 9.7% and 11.2%, totaled $89,394.

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

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants but has yet to receive any settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the quarters ended March 31, 2007 and 2006. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Note # 4 “Notes Receivable”). The Company sent a default notification letter on August 2, 2006 and EPS had thirty days as of the date of the default notification to cure the default, which it failed to do. The Company has filed suit against EPS and is seeking repayment of the $1,540,000 original note in full. The carrying value of this note at March 31, 2007 was zero. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contained factual inaccuracies and was wholly without merit. However, in the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company reflected this $40,000 expense and liability in its consolidated financial statements ended December 31, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. During fiscal year 2006, the Company recorded a $200,000 expense accrual for what it deemed to be probable legal expenses defending this claim. As of March 31, 2007 the remaining balance of that accrual is approximately $123,000.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc., has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has asserted claims for an accounting, breach of contract, civil theft and fraud, seeking to recover amounts overpaid by the Company and seeking other damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company has breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded at March 31, 2007 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The parties anticipate conducting discovery in the coming months. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

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

7.             INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at March 31, 2007 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

The Company adopted Financial Accounting Standards Board (‘FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109”, (“FIN48”), as of the beginning of its 2007 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets.

At December 31, 2006, the Company has net operating loss carryforwards remaining of approximately $21,564,900 that may be offset against future taxable income through 2026. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

8.             CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2007:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2006	21,021,786	$21,022	$22,366,403	$(10,758,884)	$11,628,541

Net income	-	-	-	101,219	101,219

Balances, March 31, 2007	21,021,786	$21,022	$22,366,403	$(10,657,665)	$11,729,760

9.             STOCK OPTIONS AND WARRANTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in SG&A expenses in the condensed consolidated statements of operations.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2007 is not significant to the condensed consolidated financial statements.

10.           SUBSEQUENT EVENTS

None

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled " Management's Discussion and Analysis or Plan of Operation”. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2007. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Seasonality

In our ATM operations, we traditionally experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.

Comparison of Results of Continuing Operations for the Three Months Ended March 31, 2007 and 2006:

Revenues

The Company reported total operating revenue from continuing operations of $5,270,990 for the three-month period ended March 31, 2007 as compared to $5,196,737 for the three-month period ended March 31, 2006. The increase in the three month revenues is mainly due to higher ATM transactions for the three-month period ended March 31, 2007 versus the same period in fiscal 2006.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $2,949,129 to $3,094,674 in the three-month periods ended March 31, 2006 and 2007, respectively. The increase in the three month revenues is partly due to higher ATM transactions for the three-month period ended March 31, 2007 versus the same period in fiscal 2006. Additionally, in order to improve its cost structure, during the fourth quarter of 2006 the Company negotiated and began implementation of contracts with lower cost ATM vault cash providers and negotiated and began implementation of a contract to outsource ATM cash management and monitoring. While these cost improvements will show cost reductions in fiscal 2007, during the first quarter of 2007 the Company incurred some duplicate expenses relating to these implementations.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month period ended March 31, 2007 and 2006 were approximately 41.3%, or $2,176,316 and approximately 43.3%, or $2,247,608 respectively. The decreased gross profit percentage for the first quarter of 2007 versus the same period in 2006 was primarily attributable to the increased cost of revenues as discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2007 and 2006 were $1,933,426 and $2,707,858, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and other operating expenses. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased to $1,385,285 for the three-month period ended March 31, 2007 from $1,405,050 for the three-month period ended March 31, 2006. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries and benefits, audit fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in the first quarter of 2007 offset by increased legal expenses relating to litigation.

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased for the three-month period ended March 31, 2007 to $548,141 from $604,582 for the same period in 2006. This decrease in depreciation and amortization expense was mainly due to the following factor:

•	A decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

See Note 2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Other Expense

In the first quarter of 2006, we incurred other operating expenses of $410,000 which related to legal fee expenses and reserves in connection with the James Collins legal claim (see Note # 6 “Commitment and Contingencies”).

Operating Income (Loss) from Continuing Operations

We had operating income from continuing operations for the three-month period ended March 31, 2007 in the amount of $242,890 as compared to an operating loss from continuing operations of $460,250 in the three-month period ended March 31, 2006.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended March 31, 2007 to $317,531 from $331,063 for the three-month period ended March 31, 2006. The decrease was mainly due to decreased debt balances at the three-month period ended March 31, 2007 as compared to the debt balances at the three-month period ended March 31, 2006.

Loss from Continuing Operations Before Provision for Tax

We had net loss from continuing operations before taxes of $73,781 for the three months ended March 31, 2007 as compared to net loss from continuing operations before taxes of $775,314 for the three-month period ended March 31, 2006.

Income Taxes

We incurred no tax expense in either of the respective periods ending  March 31, 2007 and March 31, 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026.

Income (loss) from Discontinued Operations

We had net income from discontinued operations of $175,000 for the three months ended March 31, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale. For the three-month period ended March 31, 2006, the Company had a net loss from discontinued operations of $102,601.

Net Income (loss)

We had net income of $101,219 for the three months ended March 31, 2007 as compared to a net loss of $877,915 for the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt.

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash provided by continuing operating activities during the three-month period ended March 31, 2007 was $311,546 compared to the net cash provided by continuing operating activities during the three-month period ended March 31, 2006 of $501,448. Net cash used in discontinued operating activities during the three-month period ended March 31, 2006 was $80,994.

The Company used $521,575 for financing activities, mainly paying back senior lender notes and capital leases, during the three-month period ended March 31, 2007, compared to funds used in financing activities of $1,153,509 for the three-month period ended March 31, 2006.

Net cash provided by investing activities in continuing operations was $89,342 during three-month period ended March 31, 2007, mainly representing the proceeds received from sale of subsidiary offset by net purchases of property and equipment. This compares to net cash used in investing activities in continuing operations of $174,255 for the three-month period ended March 31, 2006, used mainly for the purchases of property and equipment. During the three-month period ended March 31, 2006, the Company used $44,170 in investing activities for discontinued operations.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. The contract currently in place with Palm Desert will be terminated effective April 2007. As a result, the Company began converting terminals in December 2006 from Palm Desert cash to alternate funding sources. As of March 31, 2007, the Company had 0 ATMs funded by Palm Desert with a vault cash outstanding balance of $0.

•
WSFS. Beginning in September, 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2007 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of March 31, 2007, the Company had 124 ATMs with a vault cash outstanding balance of approximately $2,300,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of March 31, 2007, the Company had 182 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $4,700,000.

•
Food Lion Credit Association (FLCA). On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract was terminated effective February 2007. As a result, the Company began converting terminals in December 2006 from FLCA cash to alternate funding sources. As of March 31, 2007, the Company had 0 ATMs funded by FLCA with a vault cash outstanding balance of about approximately $30,000.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Genpass Technologies allowing us to obtain up to $22,000,000 in vault cash. The Genpass contract may be terminated by Genpass Technologies at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of March 31, 2007, the Company had 565 ATMs funded by Elan with a vault cash outstanding balance of about approximately $12,600,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of March 31, 2007, Nationwide Money had 58 branded financial partners, which funded 648 ATMs.

Working Capital

As of March 31, 2007, the Company had current assets of $2,562,623 and current liabilities of $5,913,104, which results in a negative working capital of $3,350,481 as compared to current assets of $4,239,869 and current liabilities of $6,082,741 resulting in a negative working capital of $1,842,872 as of March 31, 2006. The ratio of current assets to current liabilities decreased to 0.43 at March 31, 2007 from 0.70 at March 31, 2006. Despite the negative working capital, we believe that if we achieve our 2007 business plan, we will have sufficient working capital to meet our remaining and current obligations during 2007. We are continuing our efforts to raise additional capital lease financing. We estimate the Company will require approximately $2,300,000 of new lease financing to fund new purchases of ATMs and back office equipment. We currently have lease lines available for approximately $1,500,000 for these new purchases.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on the foregoing, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T). Controls and Procedures

Not applicable

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

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants but has yet to receive any settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the quarters ended March 31, 2007 and 2006. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Note # 4 “Notes Receivable”). The Company sent a default notification letter on August 2, 2006 and EPS had thirty days as of the date of the default notification to cure the default, which it failed to do. The Company has filed suit against EPS and is seeking repayment of the $1,540,000 original note in full. The carrying value of this note at March 31, 2007 was zero. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. EFMARK alleged that the Company has failed to compensate EFMARK for services amounting to $103,000 and was seeking said amount as well as interest of $32,000. The Company believed the demand contained factual inaccuracies and was wholly without merit. However, in the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006. The Company reflected this $40,000 expense and liability in its consolidated financial statements ended December 31, 2006.

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. During fiscal year 2006, the Company recorded a $200,000 expense accrual for what it deemed to be probable legal expenses defending this claim. As of March 31, 2007 the remaining balance of that accrual is approximately $123,000.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc., has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has asserted claims for an accounting, breach of contract, civil theft and fraud, seeking to recover amounts overpaid by the Company and seeking other damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company has breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded at March 31, 2007 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended March 31, 2007 relating to this matter.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

The Wachovia loan agreement requires the Company to meet certain covenants. The three covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; and 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of March 31, 2007 the Company was not in compliance with all covenants and has obtained a waiver of these covenants through March 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 10, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 10th day of May, 2007.

Signature	Title

/S/ Lock Ireland
Lock Ireland	Vice Chairman, Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman, Director

/s/George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director