Form 10QSB
period 2007-06-30
GLOBAL AXCESS CORP
filed 2007-08-07
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________

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

As of August 03, 2007, the Issuer had 20,973,924 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

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

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$551,428
Automated teller machine vault cash	1,960
Accounts receivable, net of allowance for doubtful accounts of $56,262	1,231,777
Note receivable - current	100,000
Inventory	453,593
Prepaid expenses and other current assets	131,963
Total current assets	2,470,721

Fixed assets, net	5,816,972
Other assets
Merchant contracts, net	12,188,747
Intangible assets, net	4,183,613
Deferred tax asset - non-current	339,800
Other assets	18,876

Total assets	$25,018,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,865,016
Notes payable - related parties - current portion, net	8,159
Note payable	50,000
Senior lenders' notes payable - current portion, net	600,000
Capital lease obligations - current portion	1,097,031
Total current liabilities	5,620,206
Long-term liabilities
Notes payable - related parties - long-term portion, net	1,333,503
Senior lenders' notes payable - long-term portion, net	4,880,095
Capital lease obligations - long-term portion	1,290,894
Total liabilities	13,124,698

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued, 20,973,924 outstanding	21,022
Additional paid-in capital	22,371,733
Accumulated deficit	(10,486,758)
Treasury stock; 47,862 shares of common stock at cost	(11,966)
Total stockholders' equity	11,894,031
Total liabilities and stockholders' equity	$25,018,729

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Revenues	$5,596,210	$5,478,911

Cost of revenues	3,267,497	3,097,689
Gross profit	2,328,713	2,381,222

Operating expenses
Depreciation and amortization	558,773	609,305
Selling, general and administrative	1,378,504	1,759,018
Impairment of notes receivable	5,743	-
Recovery of bad debts	(100,000)	-
Total operating expenses	1,843,020	2,368,323
Operating income from continuing operations before items shown below	485,693	12,899

Interest expense, net	(290,909)	(309,202)
Loss on disposal of assets	(23,877)	(4,056)
Loss attributed to minority interest	-	46,599
Income (loss) from continuing operations	$170,907	$(253,760)
Loss from discontinued operations, net of tax	$-	$(119,340)
Net Income (loss)	$170,907	$(373,100)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net Income (loss) per common share	$0.01	$(0.02)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net Income (loss) per common share	$0.01	$(0.02)

Weighted average common shares outstanding:
Basic	20,984,443	21,010,028
Diluted	20,984,443	21,010,028

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Revenues	$10,867,200	$10,675,648

Cost of revenues	6,362,171	6,046,818
Gross profit	4,505,029	4,628,830

Operating expenses
Depreciation and amortization	1,106,914	1,213,887
Selling, general and administrative	2,763,789	3,120,837
Impairment of notes receivable	5,743	289,892
Recovery of bad debts	(100,000)	-
Other expense	-	450,000
Total operating expenses	3,776,446	5,074,616
Operating income (loss) from continuing operations before items shown below	728,583	(445,786)

Interest expense, net	(608,440)	(640,265)
Gain (loss) on sale or disposal of assets	(23,017)	10,377
Loss attributed to minority interest	-	46,599
Income (loss) from continuing operations	$97,126	$(1,029,075)
Income (loss) from discontinued operations, net of tax	$175,000	$(221,940)
Net Income (loss)	$272,126	$(1,251,015)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.00	$(0.05)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.01	$(0.06)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.00	$(0.05)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.01	$(0.06)

Weighted average common shares outstanding:
Basic	21,003,011	20,990,878
Diluted	21,003,011	20,990,878

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Income (loss) from continuing operations	$97,126	$(1,029,075)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	5,330	(11,698)
Depreciation and amortization	1,106,914	1,213,887
Allowance for doubtful accounts	(14,482)	97,899
Accretion of discount on notes payable	82,993	75,200
Impairment of notes receivable	5,743	289,892
Loss attributed to minority interest	-	(46,599)
Loss on sale or disposal of assets	23,017	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	24,260	241,090
Change in accounts receivable	(28,415)	(325,209)
Change in note receivable	(100,000)	-
Change in other receivable	15	-
Change in inventory	(53,115)	(19,273)
Change in prepaid expenses and other current assets	103,354	(71,709)
Change in other assets and deferred revenue	13,654	(70,617)
Change in accounts payable and accrued liabilities	(326,069)	266,500
Change in automated teller machine vault cash payable	(26,220)	(241,090)
Net cash provided by continuing operating activitities	914,105	369,198
Discontinued operations
Net income (loss)	175,000	(221,940)
Adjustments to reconcile net income (loss) to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	(175,000)	-
Depreciation	-	39,354
Change in accounts receivable	-	(50,991)
Change in accounts payable and accrued liabilities	-	(12,046)
Change in inventory, prepaid expenses and other current assets	-	76,301
Net cash used in discontinued operating activities	-	(169,322)
Net cash provided by continuing and discontinued operating activities	914,105	199,876

Cash flows from investing activities:
Proceeds from other receivable related to sale of subsidiary	175,000	-
Insurance proceeds on disposal of fixed assets	35,390	-
Costs of acquiring merchant contracts	(12,301)	-
Purchase of property and equipment	(332,202)	(422,958)
Net cash used in investing activities for continuing operations	(134,113)	(422,958)
Net cash provided by investing activities for discontinued operations	-	609,429
Net cash provided by (used in) investing activities	(134,113)	186,471

Cash flows from financing activities:
Proceeds from issuance of common stock	-	20,450
Proceeds from bank notes	-	400,000
Principal payments on senior lenders' notes payable	(358,334)	(1,272,916)
Principal payments on notes payable	-	(34,723)
Principal payments on notes payable - related parties	(8,972)	(8,009)
Principal payments on capital lease obligations	(615,102)	(512,716)
Net cash used in financing activities	(982,408)	(1,407,914)
Effect of exchange rate fluctuation on cash in discontinued operations	-	(98,078)
Decrease in cash	(202,416)	(1,119,645)
Cash, beginning of period	753,844	2,358,119
Cash, end of the period	$551,428	$1,238,474

Cash paid for interest	$489,339	$565,064

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Investing activities:
Purchase of assets under capital lease obligations	$89,394	$816,967
Total non-cash investing activities	$89,394	$816,967

Financing activities
Stock issued for compensation	$5,330	$13,415
Discount of notes payable	82,993	75,200
Total non-cash financing activities	$88,323	$88,615

Settlement of note receivable through issuance of treasury stock:
Note receivable	$(17,709)	$-
Impairment of notes receivable	5,743	-
Repurchase of treasury stock, 47,862 shares of common stock at cost	$(11,966)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF June 30, 2007
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Executive Stock Option Grants

Effective April 2, 2007, the Board of Directors of Global Axcess Corp granted 1,000,000 incentive stock options to executive management of the Company. 25% of the stock options under this grant are performance based vesting upon achievement of aggressive financial goals (unrelated to targeted net income). Due to the aggressive nature of these performance based goals, management currently does not believe vesting is probable, and accordingly in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," (SFAS 123 (R)), no compensation cost has been accrued for these options as of June 30, 2007. During subsequent quarters, management will re-evaluate the performance condition and determine if it is or is not probable that the performance goals are likely to be achieved and if it is or is not necessary to record compensation costs for said stock option grants.

In addition, 25% of the stock options under the above grant are based on a market condition, exercisable upon achievement of an aggressive Company stock price. In accordance with SFAS 123(R), the effect of the market condition has been reflected in the market value, and the related compensation cost, of these options.

Performance Based Incentive Bonus Plan

Effective fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of operating profits from continuing operations. During the three-month period ended June 30, 2007 the Company recorded an expense accrual of $21,398 relating to this plan.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its Net Income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the three-month period ended June 30, 2007 the Company recorded an expense accrual of $7,917 relating to this plan.

All fiscal 2007 adjustments are of normal recurring nature with the exception of:

•	$100,000 recovery of bad debts (see Note #4 “Notes Receivable”)

•	$175,000 gain on sale of assets (see Note #3 “Discontinued Operations”)

•
Settlement of a note receivable on April 20, 2007 whereby the 47,862 shares of Company stock being held as collateral were returned as settlement of the note (see Note #4 “Notes Receivable”). The Company recorded the $11,966 market value of the returned shares as Treasury stock.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc. (EFTI) and Cash Axcess Corporation (Proprietary) Limited (see Note #3 referring to subsidiaries included as discontinued operations). All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2006 condensed consolidated statements of operations to conform to 2007 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity for the periods presented.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrading ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service, if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service, if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service, if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At June 30, 2007, the Company's inventory totaled $453,593, of which $316,501 were parts related to upgrading ATMs to become Triple DES compliant.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of June 30, 2007, the Company had bad debt reserves totaling $56,262 against gross accounts receivable totaling $1,288,039.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values. The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note #5 referring to impairment of long-lived assets).

Assets Held for Sale

ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service, sold, or deemed to be impaired. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. During fiscal year 2006, the Company reviewed the Assets Held for Sale for impairment and found the assets held for sale to be impaired. The Company accounted for the impairment in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets”. During the fiscal year ended December 31, 2006, the Company recorded approximately $1.3 million of impairment of long-lived assets, and of that amount, $485,315 related to impairment of assets held for sale (see Note #5 referring to impairment of long-lived assets).

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

As of June 30, 2007 the Company has accumulated amortization totaling $334,125 against intangible assets totaling $4,517,738.

As of June 30, 2007 the Company has accumulated amortization totaling $2,231,174 against merchant contracts totaling $14,419,921.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at June 30, 2007, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. Stock options to purchase 1,628,425 shares of common stock that were outstanding at June 30, 2007 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. No warrants outstanding at June 30, 2007 were included in the computation of diluted earnings per share. The diluted earnings per share amount equals basic earnings per share for the three and six months ended June 30, 2006 because the Company had a net loss from continuing operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Numerator
Income (loss) from continuing operations	$170,907	$(253,760)
Loss from discontinued operations	$-	$(119,340)

Numerator for diluted income (loss) per share available to common stockholders	$170,907	$(373,100)

Denominator
Weighted average shares	20,984,443	21,010,028
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,984,443	21,010,028

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net Income (loss) per common share	$0.01	$(0.02)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net Income (loss) per common share	$0.01	$(0.02)

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Numerator
Income (loss) from continuing operations	$97,126	$(1,029,075)
Income (loss) from discontinued operations	$175,000	$(221,940)

Numerator for diluted income (loss) per share available to common stockholders	$272,126	$(1,251,015)

Denominator
Weighted average shares	21,003,011	20,990,878
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	21,003,011	20,990,878

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.00	$(0.05)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.01	$(0.06)

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. During the three-month periods ended June 30, 2007 and 2006, the amount of research and development costs, which were borne entirely by the Company, amounted to $0 and $119,340, respectively.

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

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited (CAC), in a stock arrangement with Industrial Electronic Investments Limited. Under the requirements of FASB Interpretation No. 46(R), this transaction constituted a variable interest for the Company, with the Company being determined as the primary beneficiary. During the quarter ended September 30, 2006, the Company approved plans to discontinue its South African operation which did not fit within management’s strategic plans. On September 30, 2006, the Company finalized the sale of the remaining 50% of CAC, its Variable Interest Entity. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified CAC as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flow.

The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows for the three-month and six-month periods ended June 30, 2006:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006

Revenues	$52,712	$101,545

Cost of revenues	25,981	45,214
Gross Profit	26,731	56,331

Operating Expenses
Depreciation and amortization	19,540	39,354
Selling, general and administrative	126,531	238,917
Total operating expenses	146,071	278,271

Loss from operations	(119,340)	(221,940)

Net loss	$(119,340)	$(221,940)

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

4.	NOTES RECEIVABLE

Notes receivable - current consist of the following at June 30, 2007:

(a) Settlement of previously fully reserved note	$100,000
(b) 10% promissory note due February 2007 settled on April 20, 2007	0
$100,000

(a) During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price. On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS has failed to make any payment to date; therefore the Company determined that it is unlikely that the purchaser will repay the note. The Company and EPS were in negotiations to amend the note to $500,000, however no agreement had been reached. Additionally, management determined that is was unlikely that the Company would receive financial information from EPS to assist in supporting collectibility and increased the reserve by $778,360 during the year ended December 31, 2006, which together with the previous reserve, reduced the carrying value to zero. On June 29, 2007, the Company settled all claims against EPS in exchange for a payment of $100,000. Additionally, in the event EPT is sold or merged into another entity within 3 years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment. During the quarter ended June 30, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

(b) In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note was amended to extend the term to February 2007. The amount remaining on the note as of March 31, 2007 was $99,895. The promissory note is collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve due to the declining stock price of the Company. The 47,862 shares of Company stock held as collateral on this note were returned to the Company on April 20, 2007 as settlement of this note. The Company recorded the $11,966 market value of the returned 47,862 shares of stock as Treasury stock. The settlement of this note resulted in an impairment of notes receivable charge of $5,743 recorded during the quarter ended June 30, 2007.

The Company has received no payments of interest on this loan and no interest income has been recognized in the periods presented.

5.	IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

Impairment of Long-lived assets

As discussed in Note #2 “Description of Business and Summary of Significant Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 ”Impaired Long-Lived Assets and Long-Lived Assets to be Disposed of”.

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

Additionally, the Company reviewed other ATMs and software for impairment and determined that some of the Company’s other ATMs and software were impaired. The following summarizes the amounts charged to impairment of long-lived assets for fiscal year ended December 31, 2006:

Long-lived asset description	Net Book Value	Estimated proceeds from disposition	Impairment Charge

Switching software	$610,024	-	$610,024

Assets held for sale	$485,315	-	$485,315

ATMs and other software	$234,057	-	$234,057

			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), the Company has a variable interest in this entity, with the Company being determined as the primary beneficiary), CAC (see Note #3 “Discontinued Operations”); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above); and the decision to reevaluate other ATMs and software for impairment (see above). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of June 30, 2007, the amount of remaining accrued restructuring charges was $278,944.

6.	COMMITMENTS AND CONTINGENCIES

We lease ATMs under capital lease agreements that expire between 2007 and 2011 and provide for lease payments at interest rates from 3.73% up to 18.71% per annum. The majority of the capital lease agreements, which total over 74% of our June 30, 2007 balances, are at interest rates at or below 12.11%. See Financial Footnote #15 to the Consolidated Financial Statements in the Form 10-KSB Annual Report. Capital leases entered into during the six-month period ended June 30, 2007 mature in 36 months with rates varying between 9.7% and 11.2%, totaled $89,394. We did not enter into any capital leases during the three-month period ended June 30, 2007.

7.	LITIGATION AND CLAIMS

In March 2004, the Company received a claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior Court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. As of March 31, 2006, the Company had accrued a total of $450,000 for the potential legal claim. The claim filed by James Collins was settled for $450,000 on May 2, 2006 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007. As of June 30, 2007, the Company has fulfilled its obligations and has paid this settlement in full.

On or about September 23, 2005, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ZMA Enterprise, Inc., d/b/a Citgo Food Mart (“ZMA”), a merchant with whom Nationwide and its successor-in-interest, Progressive Ventures d/b/a Progressive ATM, had executed an ATM Processing Agreement (the “Agreement”). Nationwide alleged in its complaint that ZMA had breached the Agreement by, among other things, failing to maintain an exclusive contractual relationship with Nationwide for provision of ATM processing services. ZMA answered Nationwide’s complaint, denied all liability, and asserted various defenses, including a contention that the Agreement was vague and unenforceable. Following discovery, this case was tried before the State Court of Dekalb County, Georgia. On April 6, 2007, the court entered an order holding that the Agreement was fully enforceable against ZMA and entering judgment in favor of Nationwide and against ZMA for the full amount of Nationwide’s contractual damages plus attorneys’ fees and expenses of litigation. ZMA filed a notice of appeal regarding the court’s judgment on or about May 7, 2007. ZMA’s appeal has yet to be docketed with the Georgia Court of Appeals. We express no opinion as to the likelihood of success or potential amount of recovery in this matter.

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants and has received settlement payments from one merchant but has yet to receive any other settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the quarters ended June 30, 2007 and 2006. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended June 30, 2007 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Note #4 “Notes Receivable”). The Company subsequently brought suit against EPS and its principal. On June 29, 2007, the Company settled all claims against EPS and Mr. Graham in exchange for the payment of $100,000 from the defendants. In the event EPT is sold or merged into another entity within 3 years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment from the defendants. During the quarter ended June 30, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

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

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs are seeking monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. During fiscal year 2006, the Company recorded a $200,000 expense accrual for what it deemed to be probable legal expenses defending this claim. The Company believes that all legal expenses exceeding $200,000 will be covered under the Company’s Directors and Officers insurance policy. As of June 30, 2007 the remaining balance of that accrual is approximately $31,750. On June 7, 2007, the Company filed a Counterclaim against Renn and BFS in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida. At all material times related to this litigation, the Renn and BFS funds have been advised and managed by an investment company called RENN Capital Group, Inc. (“RENN Cap”). In the Counterclaim the Company alleges Renn and BFS, separately and together with RENN Cap, conspired with a former board member, in breach of his fiduciary duties as a director of the Company, to obtain confidential information regarding the Company and to subsequently use and exploit such confidential information in litigation against the Company. By substantially assisting and encouraging the former board member to obtain and use such information in breach of his fiduciary duties, Renn and BFS aided and abetted the former board member in the breach of his fiduciary duty. On August 2, 2007 the Company reached a settlement with Renn, the terms of which are confidential. The settlement will result in no additional costs to the Company nor any recovery amounts. The Company however is responsible to outlay monies for legal fees in the amount of the aforementioned remaining balance of the accrual recorded as of June 30, 2007.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc., has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has claims pending for an accounting and breach of contract seeking to recover amounts overpaid by the Company and seeking other damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended June 30, 2007 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company has breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. The Company has a $50,000 accrual recorded at June 30, 2007 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended June 30, 2007 relating to this matter.

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

8.	INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2007 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

The Company adopted Financial Accounting Standards Board (‘FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109”, (“FIN48”), as of the beginning of its 2007 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position is more likely than not to be sustained, under the presumption the taxing authority has all relevant information. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets.

At December 31, 2006, the Company has net operating loss carryforwards remaining of approximately $21,564,900 that may be offset against future taxable income through 2026. As part of management’s tax strategies we will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

9.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2007:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, March 31, 2007	21,021,786	$21,022	$22,366,403	$(10,657,665)	$-	$11,729,760

Settlement of note receivable
through receipt of treasury stock
(47,862 shares)	(47,862)	-	-	-	(11,966)	(11,966)

Stock compensation expense	-	-	5,330	-	-	5,330

Net income	-	-	-	170,907	-	170,907

Balances, June 30, 2007	20,973,924	21,022	22,371,733	(10,486,758)	(11,966)	11,894,031

10.	STOCK OPTIONS AND WARRANTS

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

Total stock compensation expenses charged against income during the three-month period ended June 30, 2007 was $5,330.

11.	SUBSEQUENT EVENTS

On August 2, 2007 the Company reached a settlement with Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"). The terms of the settlement are confidential, however the settlement will result in no additional costs to the Company nor any recovery amounts (see Note #7 “Litigation and Claims”).

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

Results of Continuing Operations

The following tables set forth certain consolidated statement of continuing operations data as a percentage of revenues for the periods indicated:

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Revenues	100.0%	100.0%
Cost of revenues	58.4%	56.5%
Gross profit	41.6%	43.5%

Depreciation and amortization	10.0%	11.1%
Selling, general and administrative	24.6%	32.1%
Impairment of notes receivable	0.1%	0.0%
Recovery of bad debts	-1.8%	0.0%
Total operating expenses	32.9%	43.2%
Operating income from continuing operations
before items shown below	8.7%	0.3%

Interest expense, net	-5.2%	-5.6%
Loss on disposal of assets	-0.4%	-0.1%
Loss attributed to minority interest	0.0%	0.9%
Income (loss) from continuing operations before
provision for income taxes	3.1%	-4.6%
Income (loss) from continuing operations	3.1%	-4.6%
EBITDA (1)	18.2%	12.1%

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Revenues	100.0%	100.0%
Cost of revenues	58.5%	56.6%
Gross profit	41.5%	43.4%

Depreciation and amortization	10.2%	11.4%
Selling, general and administrative	25.4%	29.2%
Impairment of notes receivable	0.1%	2.7%
Recovery of bad debts	-0.9%	0.0%
Other expense	0.0%	4.2%
Total operating expenses	34.8%	47.5%
Operating income (loss) from continuing operations
before items shown below	6.7%	-4.1%

Interest expense, net	-5.6%	-6.0%
Gain (loss) on sale or disposal of assets	-0.2%	0.1%
Loss attributed to minority interest	0.0%	0.4%
Income (loss) from continuing operations before
provision for income taxes	0.9%	-9.6%
Income (loss) from continuing operations	0.9%	-9.6%
EBITDA (1)	16.7%	7.7%

(1) See “—EBITDA”

Comparison of Results of Continuing Operations for the Three Months Ended June 30, 2007 and 2006:

Revenues
The Company reported total operating revenue from continuing operations of $5,596,210 for the three-month period ended June 30, 2007 as compared to $5,478,911 for the three-month period ended June 30, 2006. There was an increase in the three-month revenues despite lower ATM transactions for the three-month period ended June 30, 2007 versus the same period in fiscal 2006. This was mainly due to an increase in non-transaction based revenue recorded in the second quarter of 2007 relating to billings to customers for cash (ongoing) and project (annual) management.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $3,097,689 to $3,267,497 in the three-month periods ended June 30, 2006 and 2007, respectively. The increase in cost of revenues period over period was due to several factors. Firstly, in a move to increase ATM uptime rates we have increased our first line and second line dispatch rates. These increased dispatch rates combined with higher fuel charges resulted in higher first line and second line maintenance costs during the quarter. Secondly, our residual/commission payments to customers increased from the same quarter in fiscal 2006. Thirdly, our insurance premiums in 2007 have increased and even though we have moved to lower cost cash providers in 2007 and have saved on cash costs, we have incurred higher insurance premiums with these vendors.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month period ended June 30, 2007 and 2006 were approximately 41.6%, or $2,328,713 and approximately 43.5%, or $2,381,222 respectively. The decreased gross profit for the second quarter of 2007 versus the same period in 2006 was partly attributable to the revenues and cost of revenues factors discussed above. Additionally, the proportion of ownership vs. merchant ATMs increased. Ownership ATMs contribute a higher gross profit but a lower gross profit percentage.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended June 30, 2007 and 2006 were $1,843,020 and $2,368,323, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and recovery of bad debt expenses. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased to $1,378,504 for the three-month period ended June 30, 2007 from $1,759,018 for the three-month period ended June 30, 2006. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries and benefits, audit and legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in the first two quarters of 2007. Included in the SG&A expenses for the three-month period ending June 30, 2007 were $29,315 of expenses relating to performance based employee incentives.

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased for the three-month period ended June 30, 2007 to $558,773 from $609,305 for the same period in 2006. This decrease in depreciation and amortization expense was mainly due to the following factor:

•	A decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment of Notes Receivable

During the second quarter of 2007, we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”).

Recovery of Bad Debts

During the second quarter of 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended June 30, 2007 in the amount of $485,693 as compared to operating income from continuing operations of $12,899 in the three-month period ended June 30, 2006.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended June 30, 2007 to $290,909 from $309,202 for the three-month period ended June 30, 2006. The decrease was mainly due to decreased debt balances at the three-month period ended June 30, 2007 as compared to the debt balances at the three-month period ended June 30, 2006.

Loss on Disposal of Assets

During the three-month period ended June 30, 2007, we recorded a loss on disposal of certain ATM assets of $23,877 as compared to a net loss on disposal of assets of $4,056 during the three months ended June 30, 2006.

Loss Attributed to Minority Interest

During the three-month period ended June 30, 2006, we allocated $46,599 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $170,907  for the three months ended June 30, 2007 as compared to net loss from continuing operations before taxes of $253,760 for the three-month period ended June 30, 2006.

Income Taxes

We incurred no tax expense in either of the respective periods ending  June 30, 2007 and June 30, 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026.

Loss from Discontinued Operations

We had a net loss from discontinued operations of $119,340 for the three months ended June 30, 2006

Net Income (loss)

We had net income of $170,907 for the three months ended June 30, 2007 as compared to a net loss of $373,100 for the three-month period ended June 30, 2006.

Comparison of Results of Continuing Operations for the Six Months Ended June 30, 2007 and 2006:

Revenues

The Company reported total operating revenue from continuing operations of $10,867,200 for the six-month period ended June 30, 2007 as compared to $10,675,648 for the six-month period ended June 30, 2006. There was an increase in the six-month ATM transactions for the period ended June 30, 2007 versus the same period in fiscal 2006 which contributed to the increased revenue. Additionally, there was an increase in non-transaction based revenue recorded in the second quarter of 2007 relating to billings to customers for cash (ongoing) and project (annual) management.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $6,046,818 to $6,362,171 in the six-month periods ended June 30, 2006 and 2007, respectively. The increase in cost of revenues period over period was due to several factors. Firstly, in a move to increase ATM uptime rates we have increased our first line and second line dispatch rates. These increased dispatch rates combined with higher fuel charges resulted in higher first line and second line maintenance costs during the quarter. Secondly, our residual/commission payments to customers increased from the same period in fiscal 2006. Thirdly, our insurance premiums in 2007 have increased and even though we have moved to lower cost cash providers in 2007 and have saved on cash costs, we have incurred higher insurance premiums with these vendors. Additionally, in order to improve our cost structure, during the fourth quarter of 2006 we negotiated and began implementation of contracts with lower cost ATM vault cash providers and negotiated and began implementation of a contract to outsource ATM cash management and monitoring. While these cost improvements will show cost reductions in fiscal 2007, during the first quarter of 2007 we incurred some duplicate expenses relating to these implementations.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the six-month period ended June 30, 2007 and 2006 were approximately 41.5%, or $4,505,029 and approximately 43.4%, or $4,628,830 respectively. The increased gross profit for the six-month period of 2007 versus the same period in 2006 was attributable to the revenues and cost of revenues factors discussed above. Additionally, the proportion of ownership vs. merchant ATMs increased. Ownership ATMs contribute a higher gross profit but a lower gross profit percentage.

Operating Expenses

Our total operating expenses from continuing operations for the six months ended June 30, 2007 and 2006 were $3,776,446 and $5,074,616, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges, recovery of bad debts and other operating expenses. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased to $2,763,789 for the six-month period ended June 30, 2007 from $3,120,837 for the six-month period ended June 30, 2006. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries and benefits, audit and legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in the first two quarters of 2007. Included in the SG&A expenses for the three-month period ending June 30, 2007 were $29,315 of expenses relating to performance based employee incentives.

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased for the six-month period ended June 30, 2007 to $1,106,914 from $1,213,887 for the same period in 2006. This decrease in depreciation and amortization expense was mainly due to the following factor:

•	A decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment of Notes Receivable

During the six-month period ended June 30, 2007, we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”). During the six-month period ended June 30, 2006, we incurred impairment of notes receivable charges of $289,892 which related to reserves booked on two notes (see Note #4 “Notes Receivable”).

Recovery of Bad Debts

During the six-month period ended June 30, 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Other Expense

During the six-month period ended June 30, 2006, we incurred other operating expenses of $450,000 which related to legal fee expenses and reserves in connection with the James Collins legal claim (see Note #7 “Litigation and Claims”).

Operating Income (Loss) from Continuing Operations

We had operating income from continuing operations for the six-month period ended June 30, 2007 in the amount of $704,272 as compared to an operating loss from continuing operations of $445,786 in the six-month period ended June 30, 2006.

Interest Expense, Net

Interest expense, net, decreased for the six-month period ended June 30, 2007 to $608,440 from $640,265 for the six-month period ended June 30, 2006. The decrease was mainly due to decreased debt balances at the six-month period ended June 30, 2007 as compared to the debt balances at the six-month period ended June 30, 2006.

Gain (loss) on Sale or Disposal of Assets

During the six-month period ended June 30, 2007, we recorded a loss on sale or disposal of certain ATM assets and leasehold improvements of $23,017 as compared to a net gain on sale of certain ATM assets and automobiles of $10,377 during the six months ended June 30, 2006.

Loss Attributed to Minority Interest

During the six-month period ended June 30, 2006, we allocated $46,599 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $97,126 for the six months ended June 30, 2007 as compared to net loss from continuing operations before taxes of $1,029,075 for the six-month period ended June 30, 2006.

Income Taxes

We incurred no tax expense in either of the respective periods ending
June 30, 2007 and June 30, 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026.

Income (loss) from Discontinued Operations

We had net income from discontinued operations of $175,000 for the six months ended June 30, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale. For the six-month period ended June 30, 2006, the Company had a net loss from discontinued operations of $221,940.

Net Income (loss)

We had net income of $272,126 for the six months ended June 30, 2007 as compared to a net loss of $1,251,015 for the six-month period ended June 30, 2006.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with accounting principles generally accepted in the United States of America. Our use of EBITDA should be considered within the following context:

• We acknowledge that our depreciable assets are necessary to earn revenue based on our current business.

• Our use of EBITDA as a measure of operating performance is not based on our belief about the reasonableness of excluding depreciation when measuring financial performance.

• Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

• Analysts— who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

• Creditors— who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

• Investment Bankers— who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

• Board of Directors and Executive Management— who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities which are a critical component to our strategy.

The following tables set forth a reconciliation of net income to EBITDA from continuing operations for each period included herein:

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Net income (loss) from continuing operations	$170,907	$(253,760)
Provision for income taxes	-	-
Interest expense, net	290,909	309,202
Depreciation and amortization	558,773	609,305
EBITDA	$1,020,589	$664,747

	For the Six Months Ended
	June 30, 2007	June 30, 2006

Net income (loss) from continuing operations	$97,126	$(1,029,075)
Provision for income taxes	-	-
Interest expense, net	608,440	640,265
Depreciation and amortization	1,106,914	1,213,887
EBITDA	$1,812,480	$825,077

Our EBITDA increased to $1,020,589 for the second quarter of fiscal 2007 from $664,747 for the second quarter of fiscal 2006. EBITDA as a percentage of revenues increased to 18.2% for the second quarter of fiscal 2007 from 12.1% for the second quarter of fiscal 2006.

Our EBITDA increased to $1,812,480 for the six months ended June 30, 2007 from $825,077 for six months ended June 30, 2006. EBITDA as a percentage of revenues increased to 16.7% for the six months ended June 30, 2007 from 7.7% for six months ended June 30, 2006.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the six-month period ended June 30, 2007 was $914,105, compared to the net cash provided by continuing operating activities during the six-month period ended June 30, 2006 of $369,198. Net cash used in discontinued operating activities during the six-month period ended June 30, 2006 was $169,322.

The Company used $982,408 for financing activities, mainly paying back senior lender notes and capital leases, during the six-month period ended June 30, 2007, compared to funds used in financing activities of $1,407,914 for the six-month period ended June 30, 2006.

Net cash used in investing activities in continuing operations was $134,113 during the six-month period ended June 30, 2007, mainly representing net purchases of property and equipment offset by the proceeds received from sale of subsidiary. This compares to net cash used in investing activities in continuing operations of $422,958 for the six-month period ended June 30, 2006, used mainly for the purchases of property and equipment. During the six-month period ended June 30, 2006, net cash provided by investing activities for discontinued operations was $609,429.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. The contract with Palm Desert was terminated effective April 2007 and the Company converted terminals from Palm Desert cash to alternate funding sources. As of June 30, 2007, the Company had 0 ATMs funded by Palm Desert with a vault cash outstanding balance of $0.

•
Wilmington Savings Fund Society (WSFS). Beginning in September, 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2007 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of June 30, 2007, the Company had 122 ATMs funded by WSFS with a vault cash outstanding balance of approximately $2,300,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of June 30, 2007, the Company had 178 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $4,000,000.

•
Food Lion Credit Association (FLCA). On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We were also required to maintain insurance on the vault cash. The contract was terminated effective February 2007 and the Company converted terminals from FLCA cash to alternate funding sources. As of June 30, 2007, the Company had 0 ATMs funded by FLCA with a vault cash outstanding balance of $0.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Genpass Technologies allowing us to obtain up to $22,000,000 in vault cash. The Genpass contract may be terminated by Genpass Technologies at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of June 30, 2007, the Company had 592 ATMs funded by Elan with a vault cash outstanding balance of about approximately $13,600,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of June 30, 2007, Nationwide Money had 52 branded financial partners, which funded 665 ATMs.

Working Capital

As of June 30, 2007, the Company had current assets of $2,470,721 and current liabilities of $5,620,207, which results in a negative working capital of $3,149,486 as compared to current assets of $4,012,778 and current liabilities of $5,957,378 resulting in a negative working capital of $1,944,600 as of June 30, 2006. The ratio of current assets to current liabilities decreased to 0.44 at June 30, 2007 from 0.67 at June 30, 2006. Despite the negative working capital, we believe that if we achieve our 2007 business plan, we will have sufficient working capital to meet our remaining and current obligations during 2007. We are continuing our efforts to raise additional capital lease financing. We currently have lease lines available for approximately $1,500,000 for new purchases, which is sufficient to cover our estimated financing needs.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on the foregoing, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

2. Ineffective controls over depreciation. Subsequent to the errors that resulted in previous audit adjustments, the Company has set up a tracking system to follow the final production periods when software is being developed and will include a review by management of depreciable items. Also, the Company has ceased its software development subsidiaries as of December 31, 2005 and does not plan to change the method of software depreciation on previously capitalized assets. Additionally, during the previous fiscal year the Company installed a new fixed asset management module onto its accounting platform which now automates the calculation of the appropriate depreciation over the selected life span of the equipment.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T). Controls and Procedures

Not applicable

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #7 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

The Wachovia loan agreement requires the Company to meet certain covenants. The three covenant terms are as follows: 1) Senior Liabilities to Effective Tangible Net Worth ratio of not more than 2.25; 2) Senior Funded Debt to EBITDA ratio of not more than 2.00 to 1.00; and 3) EBITDA to Debt Service of not less than 1.25 to 1.00. All of the covenants are measured quarterly. As of June 30, 2007 the Company was not in compliance with all covenants and has obtained a waiver of these covenants through June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (1)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (1)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.7	Subsidiary Guarantee dated October 27, 2005 (1)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (1)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (1)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (1)

4.12	Form of Subscription Agreement dated November 8, 2005 (2)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (2)

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

10.2	Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (1)

10.3	Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (3)

10.4	Net Enterprise Value Special Transaction Plan (incorporated by reference to form 8-K current report filed with the SEC on June 14, 2007)

14.1	Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

16.1	Letter from L.L. Bradford & Company, LLC (incorporated by reference form 8-K current report filed with the SEC on July 1, 2003)

21.1	List of Subsidiaries:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 7, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 7th day of August, 2007.

Signature	Title

/S/ Lock Ireland
Lock Ireland	Vice Chairman, Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman, Director

/s/George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director