Form 10QSB
period 2007-09-30
GLOBAL AXCESS CORP
filed 2007-11-07
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________

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
Yes ☐ No ☒

As of November 05, 2007, the Issuer had 20,973,924 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited)	4
Item	2.	Management's Discussion and Analysis or Plan of Operation	25
Item	3.	Controls and Procedures	39
Item	3A(T).	Controls and Procedures	40

PART II	OTHER INFORMATION

Item	1.	Legal Proceedings	40
Item	1A.	Risk Factors	41
Item	2.	Unregistered Sale of Equity Securities and Use of Proceeds	41
Item	3.	Defaults Upon Senior Securities	41
Item	4.	Submission of Matters to a Vote of Security Holders	41
Item	5.	Other Information	41
Item	6.	Exhibits	41

SIGNATURES			44

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

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$530,014
Automated teller machine vault cash	1,960
Accounts receivable, net of allowance for doubtful accounts of $33,376	1,161,456
Inventory	380,762
Prepaid expenses and other current assets	151,855
Total current assets	2,226,047

Fixed assets, net	5,695,037
Other assets
Merchant contracts, net	12,214,306
Intangible assets, net	4,176,839
Deferred tax asset - non-current	339,800
Other assets	17,001

Total assets	$24,669,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,796,260
Notes payable - related parties - current portion, net	19,028
Note payable	50,000
Senior lenders' notes payable - current portion, net	600,000
Capital lease obligations - current portion	1,053,798
Total current liabilities	5,519,086
Long-term liabilities
Notes payable - related parties - long-term portion, net	1,320,809
Senior lenders' notes payable - long-term portion, net	4,768,737
Capital lease obligations - long-term portion	1,026,314
Total liabilities	12,634,946

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares
authorized, 21,021,786 shares issued, 20,973,924 outstanding	21,022
Additional paid-in capital	22,415,584
Accumulated deficit	(10,390,556)
Treasury stock; 47,862 shares of common stock at cost	(11,966)
Total stockholders' equity	12,034,084
Total liabilities and stockholders' equity	$24,669,030

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Revenues	$5,532,807	$5,556,874

Cost of revenues	3,248,596	3,188,105
Gross profit	2,284,211	2,368,769

Operating expenses
Depreciation and amortization	576,815	610,981
Impairment of long-lived assets	-	1,329,396
Selling, general and administrative	1,253,056	2,384,450
Restructuring charges	-	757,811
Impairment of notes receivable	-	522,864
Stock compensation expense	43,851	-
Total operating expenses	1,873,722	5,605,502
Operating income (loss) from continuing operations
before items shown below	410,489	(3,236,733)

Interest expense, net	(314,787)	(399,422)
Gain on sale of assets	500	-
Loss attributed to minority interest	-	62,752
Income (loss) from continuing operations	$96,202	$(3,573,403)
Loss from discontinued operations, net of tax	$-	$(53,997)
Net Income (loss)	$96,202	$(3,627,400)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.17)
Loss from discontinued operations	$-	$(0.00)
Net Income (loss) per common share	$0.01	$(0.17)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.17)
Loss from discontinued operations	$-	$(0.00)
Net Income (loss) per common share	$0.01	$(0.17)

Weighted average common shares outstanding:
Basic	20,973,924	21,021,243
Diluted	20,973,924	21,021,243

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Revenues	$16,400,007	$16,232,522

Cost of revenues	9,610,767	9,234,923
Gross profit	6,789,240	6,997,599

Operating expenses
Depreciation and amortization	1,683,729	1,824,868
Impairment of long-lived assets	-	1,329,396
Selling, general and administrative	4,011,515	5,520,263
Restructuring charges	-	757,811
Impairment of notes receivable	5,743	812,756
Recovery of bad debts	(100,000)	-
Stock compensation expense	49,181	(11,698)
Other expense	-	450,000
Total operating expenses	5,650,168	10,683,396
Operating income (loss) from continuing operations
before items shown below	1,139,072	(3,685,797)

Interest expense, net	(923,227)	(1,039,685)
Gain (loss) on sale or disposal of assets	(22,517)	13,655
Loss attributed to minority interest	-	109,351
Income (loss) from continuing operations	$193,328	$(4,602,476)
Income (loss) from discontinued operations, net of tax	$175,000	$(275,937)
Net Income (loss)	$368,328	$(4,878,413)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

Weighted average common shares outstanding:
Basic	20,993,209	20,987,328
Diluted	20,994,711	20,987,328

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Income (loss) from continuing operations	$193,328	$(4,602,476)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	49,181	(11,698)
Depreciation and amortization	1,683,729	1,824,868
Impairment of long-lived assets	-	1,329,396
Allowance for doubtful accounts	(25,729)	171,402
Accretion of discount on notes payable	124,489	115,779
Impairment of notes receivable	5,743	812,756
Loss attributed to minority interest	-	(109,351)
Loss on sale or disposal of assets	22,517	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	24,260	277,903
Change in accounts receivable	53,153	(55,307)
Change in other receivable	15	-
Change in inventory	19,716	(92,348)
Change in prepaid expenses and other current assets	83,462	47,533
Change in other assets and deferred revenue	15,529	(58,944)
Change in intangible assets, net	6,774	-
Change in accounts payable and accrued liabilities	(394,825)	1,472,317
Change in automated teller machine vault cash payable	(26,220)	(277,903)
Net cash provided by continuing operating activitities	1,835,122	843,926
Discontinued operations
Net income (loss)	175,000	(275,937)
Adjustments to reconcile net income (loss) to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	(175,000)	-
Depreciation	-	62,162
Change in accounts receivable	-	(22,179)
Change in accounts payable and accrued liabilities	-	59,867
Change in prepaid expenses and other current assets	-	(20,358)
Net cash used in discontinued operating activities	-	(196,445)
Net cash provided by continuing and discontinued operating activities	1,835,122	647,481

Cash flows from investing activities:
Proceeds from other receivable related to sale of subsidiary	175,000	-
Insurance proceeds on disposal of fixed assets	35,390	-
Costs of acquiring merchant contracts	(224,228)	-
Purchase of property and equipment	(600,214)	(665,208)
Proceeds from merchant contract escrow reimbursement	-	265,160
Net cash used in investing activities	(614,052)	(400,048)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	23,950
Proceeds from bank notes	-	400,000
Proceeds from lease buybacks	-	204,306
Principal payments on senior lenders' notes payable	(508,332)	(1,618,749)
Principal payments on notes payable	-	(91,855)
Principal payments on notes payable - related parties	(13,653)	(1,730)
Principal payments on capital lease obligations	(922,915)	(819,869)
Net cash used in financing activities	(1,444,900)	(1,903,947)
Effect of exchange rate fluctuation on cash in discontinued operations	-	(98,078)
Decrease in cash	(223,830)	(1,754,592)
Cash, beginning of period	753,844	2,358,119
Cash, end of the period	$530,014	$603,527

Cash paid for interest	$716,004	$923,907

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Investing activities:
Purchase of assets under capital lease obligations	$89,394	$1,146,284
Note on sale of subsidiary	-	700,000
Total non-cash investing activities	$89,394	$1,846,284

Financing activities
Stock issued for compensation	$49,181	$22,218
Discount of notes payable	124,489	115,779
Total non-cash financing activities	$173,670	$137,997

Settlement of note receivable through issuance of treasury stock:
Note receivable	$(17,709)	$-
Impairment of notes receivable	5,743	-
Repurchase of treasury stock, 47,862 shares of common stock at cost	$(11,966)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF September 30, 2007
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

The condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of Global Axcess Corp and its subsidiaries. The condensedconsolidated financial statements have been prepared in accordance with accounting principles generac ly accepted in the United States of America.

The condensed consolidated statements of operations and cash flows also include discontinued operations from Global Axcess Corp’s former subsidiaries.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Executive Stock Option Grants

Effective April 2, 2007, the Board of Directors of Global Axcess Corp granted 1,000,000 incentive stock options to executive management of the Company. 25% of the stock options under this grant are performance based vesting upon achievement of aggressive financial goals (unrelated to targeted net income). Even though these performance based goals are aggressive in nature, management currently believes vesting is probable, and accordingly in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," (SFAS 123 (R)), compensation costs have been accrued for these options as of September 30, 2007.

In addition, 25% of the stock options under the above grant are based on a market condition, exercisable upon achievement of an aggressive Company stock price. In accordance with SFAS 123(R), the effect of the market condition has been reflected in the market value, and the related compensation cost, of these options.

Performance Based Incentive Bonus Plan

Effective fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of operating profits from continuing operations. During the nine-month period ended September 30, 2007 the Company recorded $21,398 of expenses relating to this plan.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its Net Income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the nine-month period ended September 30, 2007 the Company recorded $7,917 of expenses relating to this plan.

Senior Lender Debt Agreement

On September 28, 2007, the Company entered into a Fourth Amended and Restated Loan Agreement with Wachovia Bank. Concurrent with the execution of the Fourth Restated Loan Agreement, the Company issued a Consolidated Renewal Promissory Note on September 28, 2007. The Renewal Promissory Note consolidated the promissory note dated October 27, 2005 in the original principal amount of $3,000,000 and with a September 28, 2007 balance of $1,850,000 and the revolving line of credit dated June 22, 2005 with a September 28, 2007 principal amount of $500,000.

Pursuant to the terms of the Fourth Restated Loan Agreement certain required financial covenants have been modified from the Third Amended and Restated Loan Agreement. The Company is now required to maintain a debt service coverage ratio of 1.00 to 1.00 on or before December 31, 2007, and of not less than 1.25 to 1.00 at all times thereafter. Further, the Company is now required to maintain a senior funded debt to EBITDA ratio of not more than 1.50 to 1.00 on or before December 31, 2007, and of not more than 1.25 to 1.00 at all times thereafter. In addition, the Company is now required to maintain a senior liabilities to effective net worth ratio of not more than 2.75 to 1.00 on or before September 30, 2007, of not more than 2.50 to 1.00 after September 30, 2007, and on or before December 31, 2007, of not more than 2.25 to 1.00 after December 31, 2007, and on or before June 30, 2008, and of not more than 2.00 to 1.00 at all times thereafter.

As of September 30, 2007 the Company was in compliance with all three required covenants.

All fiscal year 2007 adjustments are of normal recurring nature with the exception of:

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrading ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service, if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service, if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service, if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At September 30, 2007, the Company's inventory totaled $380,762, of which $276,282 were parts related to upgrading ATMs to become Triple DES compliant.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of September 30, 2007, the Company had bad debt reserves totaling $33,376 against gross accounts receivable totaling $1,194,832.

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

As of September 30, 2007 the Company has accumulated amortization totaling $2,413,567 against merchant contracts totaling $14,627,873.

As of September 30, 2007 the Company has accumulated amortization totaling $350,899 against intangible assets totaling $4,527,738.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at September 30, 2007, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations. Stock options to purchase 1,628,425 shares of common stock that were outstanding at September 30, 2007 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. No warrants outstanding at September 30, 2007 were included in the computation of diluted earnings per share. The diluted earnings per share amount equals basic earnings per share for the three and nine months ended September 30, 2006 because the Company had a net loss from continuing operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Numerator
Income (loss) from continuing operations	$96,202	$(3,573,403)
Loss from discontinued operations	$-	$(53,997)

Numerator for diluted income (loss) per share
available to common stockholders	$96,202	$(3,627,400)

Denominator
Weighted average shares	20,973,924	21,021,243
Effect of dilutive securities:
Treasury method, effect of employee stock options
& warrants	-	-

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,973,924	21,021,243

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.17)
Loss from discontinued operations	$-	$(0.00)
Net Income (loss) per common share	$0.01	$(0.17)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.17)
Loss from discontinued operations	$-	$(0.00)
Net Income (loss) per common share	$0.01	$(0.17)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Numerator
Income (loss) from continuing operations	$193,328	$(4,602,476)
Income (loss) from discontinued operations	$175,000	$(275,937)

Numerator for diluted income (loss) per share
available to common stockholders	$368,328	$(4,878,413)

Denominator
Weighted average shares	20,993,209	20,987,328
Effect of dilutive securities:
Treasury method, effect of employee stock options
& warrants	1,502	-

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,994,711	20,987,328

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. During the three-month periods ended September 30, 2007 and 2006, the amount of research and development costs, which were borne entirely by the Company, amounted to $0 and $125,504, respectively.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in operating expenses in the consolidated statements of operations.

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

The Company has not allocated interest to discontinued operations. Operating results of these discontinued operations were as follows for the three-month and nine-month periods ended September 30, 2006:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2006	September 30, 2006

Revenues	$36,593	$138,138

Cost of revenues	21,228	66,442
Gross Profit	15,365	71,696

Operating Expenses
Depreciation and amortization	22,808	62,162
Selling, general and administrative	118,061	356,978
Total operating expenses	140,869	419,140

Loss from operations	(125,504)	(347,444)

Gain on sale of assets	71,507	71,507

Net loss	$(53,997)	$(275,937)

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

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price. On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS has failed to make any payment to date; therefore the Company determined that it is unlikely that the purchaser will repay the note. The Company and EPS were in negotiations to amend the note to $500,000, however no agreement had been reached. Additionally, management determined that is was unlikely that the Company would receive financial information from EPS to assist in supporting collectibility and increased the reserve by $778,360 during the year ended December 31, 2006, which together with the previous reserve, reduced the carrying value to zero. On June 29, 2007, the Company settled all claims against EPS in exchange for a payment of $100,000. Additionally, in the event EPT is sold or merged into another entity within 3 years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment. During the nine-month period ended September 30, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

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
			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), the Company has a variable interest in this entity, with the Company being determined as the primary beneficiary), CAC (see Note #3 “Discontinued Operations”); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above); and the decision to reevaluate other ATMs and software for impairment (see above). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2006 the amount of restructuring charges accrued was $484,345. As of September 30, 2007, the amount of remaining accrued restructuring charges was $184,276.

6.	COMMITMENTS AND CONTINGENCIES

We lease ATMs under capital lease agreements that expire between 2007 and 2011 and provide for lease payments at interest rates from 3.73% up to 18.71% per annum. The majority of the capital lease agreements, which total approximately 76% of our September 30, 2007 balances, are at interest rates at or below 12.11%. See Financial Footnote #15 to the Consolidated Financial Statements in the Form 10-KSB Annual Report. Capital leases entered into during the nine-month period ended September 30, 2007 mature in 36 months with rates varying between 9.7% and 11.2%, totaled $89,394. We did not enter into any capital leases during the three-month period ended September 30, 2007.

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

On or about September 23, 2005, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ZMA Enterprise, Inc., d/b/a Citgo Food Mart (“ZMA”), a merchant with whom Nationwide and its successor-in-interest, Progressive Ventures d/b/a Progressive ATM, had executed an ATM Processing Agreement (the “Agreement”). Nationwide alleged in its complaint that ZMA had breached the Agreement by, among other things, failing to maintain an exclusive contractual relationship with Nationwide for provision of ATM processing services. ZMA answered Nationwide’s complaint, denied all liability, and asserted various defenses, including a contention that the Agreement was vague and unenforceable. Following discovery, this case was tried before the State Court of Dekalb County, Georgia. On April 6, 2007, the court entered an order holding that the Agreement was fully enforceable against ZMA and entering judgment in favor of Nationwide and against ZMA for the full amount of Nationwide’s contractual damages plus attorneys’ fees and expenses of litigation. ZMA filed a notice of appeal regarding the court’s judgment on or about May 7, 2007. ZMA’s appeal has now been dismissed based on its failure to pay the costs of preparing the appellate record. We express no opinion as to the likelihood of success or potential amount of recovery in this matter.

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants and has received settlement payments from one merchant but has yet to receive any other settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the quarters ended September 30, 2007 and 2006. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarters ended September 30, 2007 and 2006 relating to this matter.

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

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs sought monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denied any and all allegations of wrongdoing and vigorously defended such action. During fiscal year 2006, the Company recorded a $200,000 expense accrual for what it deemed to be probable legal expenses defending this claim. The Company believed that all legal expenses exceeding $200,000 would be covered under the Company’s Directors and Officers insurance policy. As of June 30, 2007 the remaining balance of that accrual was approximately $31,750. On June 7, 2007, the Company filed a Counterclaim against Renn and BFS in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida. At all material times related to this litigation, the Renn and BFS funds were advised and managed by an investment company called RENN Capital Group, Inc. (“RENN Cap”). In the Counterclaim the Company alleged Renn and BFS, separately and together with RENN Cap, conspired with a former board member, in breach of his fiduciary duties as a director of the Company, to obtain confidential information regarding the Company and subsequently used and exploited such confidential information in litigation against the Company. By substantially assisting and encouraging the former board member to obtain and use such information in breach of his fiduciary duties, Renn and BFS aided and abetted the former board member in the breach of his fiduciary duty. On August 2, 2007 the Company reached a settlement with Renn, the terms of which are confidential. The settlement resulted in no additional costs to the Company nor any recovery amounts. The total legal fees paid in connection with this claim amounted to $174,612 and during the quarter ended September 30, 2007 the Company booked the remaining accrual balance of $25,388 into income.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc. has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has claims pending for an accounting and breach of contract seeking to recover amounts overpaid by the Company and seeking other damages. On July 3, 2007, Deltacom, Inc. filed a counterclaim in this lawsuit against EFT Integration, Inc., asserting claims for breach of contract and for open account seeking payment of amounts they claim remain unpaid for communications services provided and to recover credits previously given to EFT Integration, Inc. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended September 30, 2007 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. On August 30, 2007, the Company filed a Counterclaim against the Plaintiff in which it asserted claims for breach of contract, breach of fiduciary duty, and tortious interference. The Company has a $50,000 accrual recorded at September 30, 2007 in connection with this complaint.

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the quarter ended September 30, 2007 relating to this matter.

On August 23, 2007, Nationwide Money Services, Inc. filed suit against Resource Express, Inc., in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, Case No. CA 071120 for breach of contract. Nationwide Money Services, Inc. alleges that the Defendant corporation breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties. Nationwide seeks $40,000 in liquidated damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery relating to this matter.

On October 19, 2007, the Company was served with process by Camofi Master LDC ("Camofi"), a debt holder of the Company. In the Complaint, filed in the United Stated District Court in and for the Southern District of New York, Camofi alleges material and negligent misrepresentation of Global Axcess’ financial results relating to the restatement of 2005 earnings that occurred in 2006 and seeks not less than $2,000,000 in damages (actual amount to be calculated at trial) plus all costs and expenses. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action and does not anticipate a material financial impact due to this matter.

Additionally, one significant investor has communicated to us a desire to unwind a financial transaction that took place prior to the 2005 restatement of earnings which would convert company stock back into debt.

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

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at September 30, 2007 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109”, (“FIN48”), as of the beginning of its 2007 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position is to be sustained, under the presumption the taxing authority has all relevant information. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets.

At December 31, 2006, the Company has net operating loss carryforwards remaining of approximately $21,564,900 that may be offset against future taxable income through 2026. As part of management’s tax strategies we will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

9.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2007:

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, June 30, 2007	20,973,924	21,022	22,371,733	(10,486,758)	(11,966)	11,894,031

Stock compensation expense	-	-	43,851	-	-	43,851

Net income	-	-	-	96,202	-	96,202

Balances, September 30, 2007	20,973,924	21,022	22,415,584	(10,390,556)	(11,966)	12,034,084

10.	STOCK OPTIONS AND WARRANTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. Prior period financial statements have not been restated. The stock based compensation expense is included in operating expenses in the condensed consolidated statements of operations.

Total stock compensation expenses charged against income during the three-month and nine-month periods ended September 30, 2007 were $43,851 and $49,181, respectively.

11.	SUBSEQUENT EVENTS

On October 19, 2007, the Company was served with process by Camofi Master LDC ("Camofi"), a debt holder of the Company. In the Complaint, filed in the United Stated District Court in and for the Southern District of New York, Camofi alleges material and negligent misrepresentation of Global Axcess’ financial results relating to the restatement of 2005 earnings that occurred in 2006 and seeks not less than $2,000,000 in damages (actual amount to be calculated at trial) plus all costs and expenses. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action and does not anticipate a material financial impact due to this matter.

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

Results of Continuing Operations

The following tables set forth certain consolidated statement of continuing operations data as a percentage of revenues for the periods indicated:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Revenues	100.0%	100.0%
Cost of revenues	58.7%	57.4%
Gross profit	41.3%	42.6%

Depreciation and amortization	10.4%	11.0%
Impairment of long-lived assets	0.0%	23.9%
Selling, general and administrative	22.6%	42.9%
Restructuring charges	0.0%	13.6%
Impairment of notes receivable	0.0%	9.4%
Stock compensation expense	0.8%	0.0%
Total operating expenses	33.8%	100.8%
Operating income from continuing operations before items shown below	7.5%	-58.2%

Interest expense, net	-5.7%	-7.2%
Loss on disposal of assets	0.0%	0.0%
Loss attributed to minority interest	0.0%	1.1%
Income (loss) from continuing operations before provision for income taxes	1.8%	-64.3%
Income (loss) from continuing operations	1.8%	-64.3%
EBITDA (1)	17.9%	-46.1%

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Revenues	100.0%	100.0%
Cost of revenues	58.6%	56.9%
Gross profit	41.4%	43.1%

Depreciation and amortization	10.3%	11.2%
Impairment of long-lived assets	0.0%	8.2%
Selling, general and administrative	24.5%	34.0%
Restructuring charges	0.0%	4.7%
Impairment of notes receivable	0.0%	5.0%
Recovery of bad debts	-0.6%	0.0%
Stock compensation expense	0.3%	-0.1%
Other expense	0.0%	2.8%
Total operating expenses	34.5%	65.8%
Operating income (loss) from continuing operations before items shown below	6.9%	-22.7%

Interest expense, net	-5.6%	-6.4%
Gain (loss) on sale or disposal of assets	-0.1%	0.1%
Loss attributed to minority interest	0.0%	0.7%
Income (loss) from continuing operations before provision for income taxes	1.2%	-28.3%
Income (loss) from continuing operations	1.2%	-28.3%
EBITDA (1)	17.1%	-10.7%

(1) See “—EBITDA”

Comparison of Results of Continuing Operations for the Three Months Ended September 30, 2007 and 2006:

Revenues

The Company reported total operating revenue from continuing operations of $5,532,807 for the three-month period ended September 30, 2007 as compared to $5,556,874 for the three-month period ended September 30, 2006. There was a slight decrease in the three-month revenues mainly due to lower ATM transactions for the three-month period ended September 30, 2007 versus the same period in fiscal 2006. The decrease in ATM transaction revenue was offset due to an increase in non-transaction based revenue recorded in the third quarter of 2007 relating to billings to customers for cash (ongoing) and project (annual) management.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $3,188,105 to $3,248,596 in the three-month periods ended September 30, 2006 and 2007, respectively. The increase in cost of revenues period over period was due to several factors. First, in a move to increase ATM uptime rates we have increased our first line and second line dispatch rates. These increased dispatch rates combined with higher fuel charges resulted in higher first line and second line maintenance costs during the quarter. Second, our residual/commission payments to customers increased from the same quarter in fiscal 2006. Third, our insurance premiums in 2007 have increased and even though we have moved to lower cost cash providers in 2007 and have saved on cash costs, we have incurred higher insurance premiums with these vendors.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month period ended September 30, 2007 and 2006 were approximately 41.3%, or $2,284,211 and approximately 42.6%, or $2,368,769 respectively. The decreased gross profit for the third quarter of 2007 versus the same period in 2006 was partly attributable to the revenues and cost of revenues factors discussed above. Additionally, the proportion of ownership vs. merchant ATMs increased. Ownership ATMs contribute a higher gross profit but a lower gross profit percentage.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended September 30, 2007 and 2006 were $1,873,722 and $5,605,502, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment and restructuring charges, and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased to $1,253,056 for the three-month period ended September 30, 2007 from $2,384,450 for the three-month period ended September 30, 2006. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries and benefits, audit and legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in the first two quarters of 2007. During the quarter ended September 30, 2006, we recorded a $200,000 legal reserve for a lawsuit. Additionally, during the three month period ended September 30, 2006, we recorded an increased reserve for bad debts.

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased for the three-month period ended September 30, 2007 to $576,815 from $610,981 for the same period in 2006. This decrease in depreciation and amortization expense was mainly due to the following factor:

•	A decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment and Restructuring Charges

During the three-month period ended September 30, 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $522,864, respectively. See Note #4 “Note Receivable” and Note #5 “Impairment of Long-Lived Assets and Business Reorganization Charges” regarding the details of these charges.

Stock Compensation Expense

During the three-month period ended September 30, 2007, we recorded stock compensation expenses of $43,851 mainly relating to executive stock option grants (see Note #1 “Basis of Presentation” and Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended September 30, 2007 in the amount of $410,489 as compared to operating loss from continuing operations of $3,236,733 in the three-month period ended September 30, 2006.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended September 30, 2007 to $314,787 from $399,422 for the three-month period ended September 30, 2006. The decrease was mainly due to decreased debt balances at the three-month period ended September 30, 2007 as compared to the debt balances at the three-month period ended September 30, 2006. During the three-month period ended September 30, 2007 we recorded interest expense of $24,527 relating to the interest swap agreement we entered into with our senior lender. The decrease in interest rates during September 2007 caused us to have an unfavorable market value of the swap and our policy is to record the change in fair value as an increase or decrease to interest expense in our consolidated statements of income.

Gain on Sale of Assets

During the three-month period ended September 30, 2007, we recorded a gain on disposal of assets of $500.

Loss Attributed to Minority Interest

During the three-month period ended September 30, 2006, we allocated $62,752 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $96,202  for the three months ended September 30, 2007 as compared to net loss from continuing operations before taxes of $3,573,403 for the three-month period ended September 30, 2006.

Income Taxes

We incurred no tax expense in either of the respective periods ending
September 30, 2007 and September 30, 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026.

Loss from Discontinued Operations

We had a net loss from discontinued operations of $53,997 for the three months ended September 30, 2006.

Net Income (loss)

We had net income of $96,202 for the three months ended September 30, 2007 as compared to a net loss of $3,627,400 for the three-month period ended September 30, 2006.

Comparison of Results of Continuing Operations for the Nine Months Ended September 30, 2007 and 2006:

Revenues

The Company reported total operating revenue from continuing operations of $16,400,007 for the nine-month period ended September 30, 2007 as compared to $16,232,522 for the nine-month period ended September 30, 2006. There was an increase in the nine-month revenues despite lower ATM transactions for the nine-month period ended September 30, 2007 versus the same period in fiscal 2006. The increase in ATM transaction revenue was mainly due to an increase in non-transaction based revenue recorded in the second and third quarters of 2007 relating to billings to customers for cash (ongoing) and project (annual) management.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $9,234,923 to $9,610,767 in the nine-month periods ended September 30, 2006 and 2007, respectively. The increase in cost of revenues period over period was due to several factors. First, in a move to increase ATM uptime rates we have increased our first line and second line dispatch rates. These increased dispatch rates combined with higher fuel charges resulted in higher first line and second line maintenance costs during the nine-month period in fiscal 2007. Second, our residual/commission payments to customers increased from the same period in fiscal 2006. Third, our insurance premiums in 2007 have increased and even though we have moved to lower cost cash providers in 2007 and have saved on cash costs, we have incurred higher insurance premiums with these vendors. Additionally, in order to improve our cost structure, during the fourth quarter of 2006 we negotiated and began implementation of contracts with lower cost ATM vault cash providers and negotiated and began implementation of a contract to outsource ATM cash management and monitoring. While these cost improvements will show cost reductions in fiscal 2007, during the first quarter of 2007 we incurred some duplicate expenses relating to these implementations.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the nine-month period ended September 30, 2007 and 2006 were approximately 41.4%, or $6,789,240 and approximately 43.1%, or $6,997,599 respectively. The decreased gross profit for the nine-month period of 2007 versus the same period in 2006 was attributable to the revenues and cost of revenues factors discussed above. Additionally, the proportion of ownership vs. merchant ATMs increased. Ownership ATMs contribute a higher gross profit but a lower gross profit percentage.

Operating Expenses

Our total operating expenses from continuing operations for the nine months ended September 30, 2007 and 2006 were $5,650,168 and $10,683,396, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment and restructuring charges, recovery of bad debts, stock compensation expenses and other operating expenses. See explanation of operating expenses below:

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased to $4,011,515 for the nine-month period ended September 30, 2007 from $5,520,263 for the nine-month period ended September 30, 2006. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries and benefits, audit and legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in the first two quarters of 2007. Included in the SG&A expenses for the nine-month period ending September 30, 2007 were $29,315 of expenses relating to performance based employee incentives.

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased for the nine-month period ended September 30, 2007 to $1,683,729 from $1,824,868 for the same period in 2006. This decrease in depreciation and amortization expense was mainly due to the following factor:

•	A decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment and Restructuring Charges

During the nine-month period ended September 30, 2007, we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”). During the nine-month period ended September 30, 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $812,756, respectively. See Note #4 “Note Receivable” and Note #5 “Impairment of Long-Lived Assets and Business Reorganization Charges” regarding the details of these charges.

Recovery of Bad Debts

During the nine-month period ended September 30, 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Stock Compensation Expense

During the nine-month period ended September 30, 2007, we recorded stock compensation expenses of $49,181 mainly relating to executive stock option grants (see Note #1 “Basis of Presentation” and Note #2 “Description Of Business and Summary of Significant Accounting Policies”). During the nine-month period ended September 30, 2006 we recorded a stock compensation expense credit of $11,698.

Other Expense

During the nine-month period ended September 30, 2006, we incurred other operating expenses of $450,000 which related to legal fee expenses and reserves in connection with the James Collins legal claim (see Note #7 “Litigation and Claims”).

Operating Income (Loss) from Continuing Operations

We had operating income from continuing operations for the nine-month period ended September 30, 2007 in the amount of $1,139,072 as compared to an operating loss from continuing operations of $3,685,797 in the nine-month period ended September 30, 2006.

Interest Expense, Net

Interest expense, net, decreased for the nine-month period ended September 30, 2007 to $923,227 from $1,039,685 for the nine-month period ended September 30, 2006. The decrease was mainly due to decreased debt balances at the nine-month period ended September 30, 2007 as compared to the debt balances at the nine-month period ended September 30, 2006. During the three-month period ended September 30, 2007 we recorded interest expense of $24,527 relating to the interest swap agreement we entered into with our senior lender. The decrease in interest rates during September 2007 caused us to have an unfavorable market value of the swap and our policy is to record the change in fair value as an increase or decrease to interest expense in our consolidated statements of income.

Gain (loss) on Sale or Disposal of Assets

During the nine-month period ended September 30, 2007, we recorded a loss on sale or disposal of certain ATM assets and leasehold improvements of $22,517 as compared to a net gain on sale of certain ATM assets and automobiles of $13,655 during the nine months ended September 30, 2006.

Loss Attributed to Minority Interest

During the nine-month period ended September 30, 2006, we allocated $109,351 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $193,328 for the nine months ended September 30, 2007 as compared to net loss from continuing operations before taxes of $4,602,476 for the nine-month period ended September 30, 2006.

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2007 and September 30, 2006. At December 31, 2006, the Company has an NOL carryforward of approximately $21.6 million available. The NOL is due to expire during fiscal years 2008-2026.

Income (loss) from Discontinued Operations

We had net income from discontinued operations of $175,000 for the nine months ended September 30, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale. For the nine-month period ended September 30, 2006, the Company had a net loss from discontinued operations of $275,937.

Net Income (loss)

We had net income of $368,328 for the nine months ended September 30, 2007 as compared to a net loss of $4,878,413 for the nine-month period ended September 30, 2006.

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

The following tables set forth a reconciliation of net income to EBITDA from continuing operations for each period included herein:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Net income (loss) from continuing operations	$96,202	$(3,573,403)
Provision for income taxes	-	-
Interest expense, net	314,787	399,422
Depreciation and amortization	576,815	610,981
EBITDA	$987,804	$(2,563,000)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Net income (loss) from continuing operations	$193,328	$(4,602,476)
Provision for income taxes	-	-
Interest expense, net	923,227	1,039,685
Depreciation and amortization	1,683,729	1,824,868
EBITDA	$2,800,284	$(1,737,923)

Our EBITDA increased to $987,804 for the third quarter of fiscal 2007 from ($2,563,000) for the third quarter of fiscal 2006. EBITDA as a percentage of revenues increased to 17.9% for the third quarter of fiscal 2007 from (46.1%) for the third quarter of fiscal 2006.

Our EBITDA increased to $2,800,284 for the nine months ended September 30, 2007 from ($1,737,923) for nine months ended September 30, 2006. EBITDA as a percentage of revenues increased to 17.1% for the nine months ended September 30, 2007 from (10.7%) for nine months ended September 30, 2006.

The following tables set forth a reconciliation of net income to EBITDA before stock compensation expense from continuing operations for each period included herein:

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Net income (loss) from continuing operations	$96,202	$(3,573,403)
Provision for income taxes	-	-
Interest expense, net	314,787	399,422
Depreciation and amortization	576,815	610,981
Stock compensation expense	43,851	-
EBITDA before stock compensation expense	$1,031,655	$(2,563,000)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Net income (loss) from continuing operations	$193,328	$(4,602,476)
Provision for income taxes	-	-
Interest expense, net	923,227	1,039,685
Depreciation and amortization	1,683,729	1,824,868
Stock compensation expense	49,181	(11,698)
EBITDA before stock compensation expense	$2,849,465	$(1,749,621)

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the nine-month period ended September 30, 2007 was $1,835,122, compared to the net cash provided by continuing operating activities during the nine-month period ended September 30, 2006 of $843,926. Net cash used in discontinued operating activities during the nine-month period ended September 30, 2006 was $196,445.

The Company used $1,444,900 for financing activities, mainly paying back senior lender notes and capital leases, during the nine-month period ended September 30, 2007, compared to funds used in financing activities of $1,903,947 for the nine-month period ended September 30, 2006.

Net cash used in investing activities in continuing operations was $614,052 during the nine-month period ended September 30, 2007, mainly representing net purchases of property and equipment and parts relating to upgrading ATMs to become Triple DES compliant offset by the proceeds received from sale of a subsidiary. This compares to net cash used in investing activities in continuing operations of $400,048 for the nine-month period ended September 30, 2006, used mainly for the purchases of property and equipment.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. The contract with Palm Desert was terminated effective April 2007 and the Company converted terminals from Palm Desert cash to alternate funding sources. As of September 30, 2007, the Company had 0 ATMs funded by Palm Desert with a vault cash outstanding balance of $0.

•
Wilmington Savings Fund Society (WSFS). Beginning in September, 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2007 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of September 30, 2007, the Company had 119 ATMs funded by WSFS with a vault cash outstanding balance of approximately $2,800,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of September 30, 2007, the Company had 186 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $4,300,000.

•
Food Lion Credit Association (FLCA). On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We were also required to maintain insurance on the vault cash. The contract was terminated effective February 2007 and the Company converted terminals from FLCA cash to alternate funding sources. As of September 30, 2007, the Company had 0 ATMs funded by FLCA with a vault cash outstanding balance of $0.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Genpass Technologies allowing us to obtain up to $22,000,000 in vault cash. The Genpass contract may be terminated by Genpass Technologies at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of September 30, 2007, the Company had 641 ATMs funded by Elan with a vault cash outstanding balance of about approximately $14,400,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of September 30, 2007, Nationwide Money had 52 branded financial partners, which funded 662 ATMs.

Working Capital

As of September 30, 2007, the Company had current assets of $2,226,047 and current liabilities of $5,519,086, which results in a negative working capital of $3,293,039 as compared to current assets of $3,501,479 and current liabilities of $6,460,024 resulting in a negative working capital of $2,958,545 as of September 30, 2006. The ratio of current assets to current liabilities decreased to 0.40 at September 30, 2007 from 0.54 at September 30, 2006. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2007. We are continuing our efforts to raise additional capital through lease financing. We currently have lease lines available for approximately $1,500,000 for new purchases, which is sufficient to cover our estimated financing needs.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates decrease and vault cash costs decrease, this will have a more favorable impact on the Company’s income.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (1)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (1)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.7	Subsidiary Guarantee dated October 27, 2005 (1)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (1)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (1)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (1)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (1)

4.12	Form of Subscription Agreement dated November 8, 2005 (2)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (2)

4.14	Consolidated Renewal Promissory Note dated August 28, 2007 issued by Company to Wachovia (Incorporated to form 8-K filed with the SEC on October 1, 2007)

4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (Incorporated to form 8-K filed with the SEC on October 1, 2007)

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002)

10.2	Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (1)

10.3	Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (3)

10.4	Net Enterprise Value Special Transaction Plan (incorporated by reference to form 8-K current report filed with the SEC on June 14, 2007)

14.1	Code of Ethics and Business Conduct of Officers, Directors and Employees of Global Axcess Corp. (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

16.1	Letter from L.L. Bradford & Company, LLC (incorporated by reference form 8-K current report filed with the SEC on July 1, 2003)

21.1	List of Subsidiaries:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 6, 2007 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 6th day of November, 2007.

Signature	Title

/S/ Walter A. Howell
Walter A. Howell	Director

/S/ Lock Ireland
Lock Ireland	Vice Chairman, Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer, Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman, Director

/s/ George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director