Form 10KSB
period 2007-12-31
GLOBAL AXCESS CORP
filed 2008-03-05
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

000-17874
(Commission file number)

GLOBAL AXCESS CORP
(Name of small business issuer in its charter)

NEVADA	88-0199674
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7800 BELFORT PARKWAY, Suite 165
JACKSONVILLE, FLORIDA	32256
(Address of principal executive offices)	(Zip Code)

(904)-280-3950
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐
Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).  Yes ☐ No ☒

Issuer's Revenues for the fiscal year 2007 were: $21,750,897.

The aggregate market value of the Common Stock held by non-affiliates of the Issuer was $3,648,593 based upon closing sales price of Common Stock on OTC Bulletin Board on March 3, 2008 of $.25 per share.

As of March 3, 2008, the Issuer had 20,973,924 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

Forward–Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-QSB to be filed in 2008. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

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

History

Headquartered in Jacksonville, Florida, Global Axcess Corp (referred to herein as the “Company”, “we”, “our” or “us”) is a Nevada Corporation organized in 1984. Unless the context otherwise requires, all references to the Company include the Company’s subsidiary corporations.

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

Business Description

Global Axcess operates one of the U.S.’s largest networks of ATMs. Our network currently includes approximately 4,335 ATMs, principally in regional and individual merchant locations. Approximately 1,564 of the ATMs we operate are Company-owned (full placement) and 2,771 are merchant-owned. Our high-traffic retail locations and national footprint make us an attractive partner for regional and national financial institutions that are seeking to increase their market penetration. We provide proprietary ATM branding and processing services for over 55 financial institutions that have approximately 579 branded sites under contract with the Company nationwide. We provide network processing for an average of over 1.5 million financial transactions per month.

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

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network’s ATM to process a transaction. These relationships are provided through processing providers: Elan Financial Services (Elan), formerly Genpass Technologies, LLC, First Data Retail ATM Services (First Data), and Columbus Data Services (Columbus Data).

ATMs. We deploy and operate ATMs primarily under the following two programs:

•
Full placement program. Under a full placement arrangement, the Company owns or leases the ATM and is responsible for controlling substantially all aspects of its operation including maintenance, cash management and loading, supplies, signage and telecommunications services. The Company is generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. The Company typically uses this program for major national and regional merchants, as well as, for its Financial Institution Outsourcing service.

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

ATM Relationships. We purchase our ATMs from Triton Systems, Tranax Corporation and Hyosung (America), Inc. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment.

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

Outsource of processing. In late 2005 the Company outsourced payment processing to Elan Financial Services ("Elan") formerly Genpass Technologies, LLC. Elan is a subsidiary of U.S. Bank, N.A. Pursuant to the Agreement, Nationwide Money Services, Inc. ("Nationwide"), a wholly-owned subsidiary of the Company, agreed to engage Elan to be the exclusive provider of certain electronic funds transfer services, which includes a seven year term for the processing of ATM transactions for Nationwide.

The Elan Agreement offers the Company a substantial monetary incentive to transfer ATMs to Elan. This incentive is an off-set of conversion costs incurred by the Company as well as a reimbursement of expenses associated with unwinding contracts associated with the Company’s ATM processing switch.

The Elan Agreement provides the Company with a tiered “pick a tier” pricing structure. When fully implemented, we believe that the Elan Agreement will lower the Company’s ATM processing and sponsorship costs by 38% to 46%.

Additionally, the Elan Agreement gives the Company access to additional value-added services as well as reducing its regulatory burden and costs. The Company also anticipates an increase in interchange revenue as a result of Elan’s more optimal transaction routing tables.

As a result of this, on July 31, 2006 the Company shut down its EFTI transaction processing switch in Ponte Vedra Beach, Florida.

Cash Axcess Corporation (Proprietary) Limited

Cash Axcess Corporation (Proprietary) Limited (“Cash Axcess”) was a wholly owned subsidiary which provided the same services as those of Nationwide Money Services, Inc. and operated in South Africa. It began operations in early 2005. We were required to utilize a sponsor bank in order to acquire transactions generated from ATMs. We had one sponsor bank, Mercantile Bank. Cash Axcess sold the Tidel ATM to merchants and branded the ATM with the name of the sponsor bank. Surcharging is not permitted in South Africa. However, a fee is generated from a cash withdrawal that is paid by the customer through his financial institution and collected through the South African Switch, “SAS”, and remitted to the sponsoring bank. That fee was split between the bank, the owner of the ATM and Cash Axcess. Cash Axcess was sold during 2006.

Revenue Sources

Transaction Fees. Our revenue is recurring in nature and is principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in many cases, we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See “Overview” section in Item 6 Management's Discussion and Analysis of Financial Condition.

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

Our Strategy

Our strategy is to enhance our position as a leading independent provider of ATM services in the United States and to position the Company as a preferred service provider to financial institutions. We are currently a “return-and-profit” driven company whose current primary focus is on the achievement of increased profitability and increased positive cash flow. Key objectives of our strategy include:

Expanding our existing customer base. We believe our experience combined with our dedication to enhance our existing customer relationships will enable us to expand our customer base. We believe in creating loyal customers by providing a superior experience at a great value. We are committed to providing “hassle-free” consistent products and services based on standards-based technology and processes, and outperforming the competition with value and with a superior customer experience, particularly in the financial services markets.

Expanding our existing product offerings. We believe we can achieve distribution leverage by acquiring distribution rights to complimentary products and services which can be sold to our existing customers.

Attaining operational excellence. We believe we can attain operational excellence along with a corresponding market identity by standardizing product offerings and delivery processes.

Increasing and expanding our geographic presences. We believe we can achieve economies of scale by increasing and expanding our geographic market concentration. By achieving economies of scale, we can reduce our cost basis on expenses such as maintenance, vault cash, telecommunications, replenishment, ATMs and ATM supplies.

Our Strengths

Leading Market Position. We operate one of the largest network of ATMs in the U.S. Our network currently includes approximately 4,335 ATMs located throughout the United States. Our size and diversity of products and services give us significant economies of scale and the ability to provide attractive and efficient solutions to national, regional and local financial institutions and retailers.

Diverse Network of Retail Merchants Under Multi-Year Contracts. We have developed significant relationships with regional and local merchants within the United States. These merchants typically operate high-traffic locations, which we have found to result in increased ATM activity and profitability. Our contracts with our merchant customers are typically multi-year arrangements with initial terms of five to seven years. These long-term relationships can provide opportunities to deploy additional ATMs in new locations.

Recurring and Stable Revenue and Operating Cash Flow. The long-term contracts that we enter into with our merchant customers provide us with access to customer traffic and relatively stable, recurring revenue. Our recurring and stable revenue base, relatively low and predictable maintenance capital expenditure requirements, and minimal working capital requirements allow us to generate relatively predictable and consistent operating cash flows.

Low-Cost Provider. We believe the size of our network combined with our operating infrastructure allows us to be among the low-cost providers in our industry. We believe our operating costs per ATM are significantly lower than the operating costs incurred by bank ATM operators. Our scale provides us with a competitive advantage both in operating our ATM fleet and the potential to offer cost effective outsourcing services to financial institutions.

Fiscal Year 2007 and Recent Developments in Our Company

We completed the project to upgrade our ATMs to be Triple DES compliant. See Triple DES below for a description of this standand. All but 112 ATMs were upgraded at the completion of the project. These ATMs were not upgraded due to low transaction volume and/or merchant refusal to pay for the upgrade. As a result, in January 2008 network access was denied to these 112 ATMs. These ATM losses will not have a material impact on our future financial results.

Additionally, we completed the U.S. Patriot Act mandated merchant underwriting process on all but 43 of our ATMs. The reason that the Company did not complete the process on these 43 ATMs is that their owners refused to comply with the VISA/MasterCard mandate. As a result, in January 2008 network access was denied to these 43 ATMs. These ATM losses will not have a material impact on our future financial results.

Also, during fiscal 2007 we removed 101 additional ATMs which we deemed as low volume or low profitable sites. These removed ATMs were unrelated to the Triple DES initiatives, and these ATM losses will not have a material impact on our future financial results.

To improve our cost structure, during 2007 we:

•	Renegotiated local phone line contracts to reduce communication costs for the Company’s ATMs;

•	Implemented ProfitStars ATM management software to replace our legacy in-house developed and maintained software;

•
Implemented a contract to outsource ATM cash management and monitoring which will also allow us to monitor our ATMs 24 hours per day 365 days per year (vs. in-house monitoring during normal business hours only);

•	Reduced headcount;

•	Implemented an ATM monitoring program which allows us to automatically dispatch service when a terminal produces a fault condition or stops transacting, thus improving ATM uptime;

•	Relocated our corporate offices in May to less expensive space;

•	Renegotiated and implemented less expensive contracts for First and Second Line ATM maintenance;

•	Implemented improved controls on company parts and equipment inventories;

•	Renegotiated and implemented less expensive contracts for Armored Car Services for our ATMs;

•	Increased the Company’s vault cash line with U.S. Bank from $20 million to $30 million;

•	Signed distribution-rights contracts enabling us to offer ancillary products and services to our existing customers; and

•	Reached an agreement with First Data to extend our current contract and decrease the cost of processing under this contract.

During 2007 we entered into a settlement agreement with Renaissance US Growth Investment Trust PLC ("RUSGIT"), BFS US Special Opportunities Trust PLC ("BFS"), and RENN Capital Group ("RENN") to settle the lawsuit that RUSGIT, BFS and RENN commenced on September 29, 2006.

During 2007 we entered into a settlement agreement with EPS to settle a lawsuit that the Company commenced in 2006.

During 2007 we hired an outside firm to work with our Finance and IT teams to work on becoming compliant with Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of our compliance is included in this filing.

On January 31, 2008, we settled the lawsuit that Robert Colabrese, a former employee of the Company ("Colabrese"), commenced on December 26, 2006. In connection with the settlement, the Company entered into a settlement agreement with Colabrese and a limited release with Cardtronics, LP., Colabrese's current employer.

Breach of contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores. When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. The Company lost 125 ATM locations during 2007 as a result of these events. These ATM locations accounted for 2.9% of the Company’s total locations as of the end of fiscal 2007. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General. Our network ATMs are located primarily in the south and on the east coast, and our concentration as of December 31, 2007 in the 10 states is listed below:

STATE	NUMBER OF ATMs
GA	837
NY	625
TX	594
VA	569
FL	362
NC	255
NM	212
MD	147
AL	92
SC	82

The operation of the network involves the performance of many complementary tasks and services, including principally:

o	acquiring ATMs to be utilized by us and our customers;

o	selecting ATM locations and entering into leases for access to those locations;

o	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

o	the sale of our Branded Cash services to local and regional banks or credit unions;

o	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

o	processing ATM transactions;

o	supplying ATMs with cash and monitoring cash levels for re-supply;

o	monitoring ATM operations and managing the service needs of ATMs; and

o	managing the collection of fees generated by our network operations.

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

We enter into leases for our ATM locations, which generally provide for payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have initial five to seven year terms and include various renewable time periods (typically the site owner renews under the lease). We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The lessor generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

Typical ATM Transaction. In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Elan, First Data or Columbus Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on our network ATMs are the responsibility of the card issuer. We are not liable in the event of an error in dispensing cash if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, seasonality and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of 18,727,105 transactions in fiscal 2007 and 18,865,090 transactions on our network in fiscal 2006.

ATM transactions. During 2007, compared to 2006, the Company experienced an approximate 4% increase in the average number of transactions and withdrawals per ATM. The increase in the average number of transactions from 2006 to 2007 is mainly due to the number of low volume ATMs removed from the Company’s network.

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

Information Technology Infrastructure

The Company hosts the IT infrastructure at Peak 10, the largest independent data center operator and managed services provider in the U.S., to utilize Peak 10’s managed collocation, communications, and security services out of its Jacksonville, Florida data center facility. The Company and Peak 10 maintain Universal Power Systems and diesel generators for back-up power in the event of temporary and extended power outages. In the event of a longer-term business interruption, our Business Continuity Plan directs the process in which all core IT infrastructure needs are re-routed to the Company’s back-up site at SunGard Availability Services (“SunGard”), an international leader in business continuity services. The Company’s back-up site is located in Carlstadt, New Jersey.

Intellectual Property

Our success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights.

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

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the Company including Innovus, TRM Corporation, IMS and Cardtronics, Inc. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

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

We have identified the following categories of ATM network operators:

o
Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to the Company. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as Global Axcess.

o	Credit Card Processors. Several credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

o	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

o	Companies that have the capability to provide both back-office services and ATM management services.

o	Consolidator networks. Consolidator networks such as TRM and Cardtronics, whose U.S. operations consist of approximately 8,000 ATMs and 28,600 ATMs, respectively.

Management believes that many of the above providers, with the exception of Cardtronics and TRM, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

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

ATM Network Technology

Most of the ATMs in our network are manufactured by Triton and Tranax/Hyosung. In addition, we own several other ATM brands such as Wincor, WRG, Greenlink, NCR EasyPoint (formerly Tidel), and others. Due to the wide range of advanced technology available, we are able to supply our customers with state-of-the-art ATMs providing electronic features and reliability through sophisticated diagnostics and self-testing routines. The various machine types perform functions ranging from the basic routines, which include dispensing cash, displaying account information, and providing a receipt to the user, to more sophisticated routines such as dispensing stamps or coupons and providing advertising revenue through the use of monochrome or color monitor graphics. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it in service.

Vault Cash

Currently, we rent cash (“vault cash”) for 985 of our ATMs through agreements with various banks, which are located throughout the United States. The vault cash is replenished periodically based upon cash withdrawals. In addition, our branded cash partners provide cash for 579 ATMs covered under our Branded Cash program. For the remaining 2,771 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan, we do not supply the vault cash. See “Liquidity and Capital Resources” section of Item 6 Management's Discussion and Analysis of Financial Condition.

Significant Relationships

We have agreements with Food Lion and Kash n’ Karry Stores for whom approximately 612 and 107 ATMs, respectively, have been installed at their locations as of December 31, 2007. Each of these agreements were extended in September 2003 to run through April 2011 and set to automatically renew, unless terminated 60 days prior. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance. The aggregate revenues from Food Lion and Kash n’ Karry Stores accounted for approximately 21.4% and 4.1% of our revenues from continuing operations in fiscal year 2007, respectively.

Regulatory Matters

Our business is generally not subject to significant government regulation, though we are subject to certain industry regulations. Our failure to comply with applicable regulations could result in restrictions on our ability to provide our services.

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

Electronic Funds Transfer Act. The United States Electronic Funds Transfer Act, commonly known as “Regulation E”, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs provide both types of notification.

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

Anti-fraud Initiatives.  Because of reported instances of fraudulent use of ATMs, legislation was passed that required state or federal licensing and background checks of ATM operators. We completed the U.S. Patriot Act mandated merchant underwriting process on all but 43 of our ATMs. Additionally, there are proposals pending in some jurisdictions, including New York and New Jersey, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

Electronic Financial Transactions Network Regulations. Electronic Financial Transactions Networks (“EFTN”) has adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES” below, we needed to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

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

Triple DES uses an enhanced encryption key pad residing in ATMs and point-of-sale terminals that makes it far more difficult for even the fastest computers to determine all the possible algorithmic combinations used to scramble the consumer’s personal identification number (“PIN”). The use of Single DES keys, while effective for decades without any known security breaches by computer hackers, is now thought to be vulnerable to today's faster computer processors.

The nation's largest PIN-based debit network, Star, which is owned by First Data Corp., a company based in Omaha, Nebraska, mandated that after June 30, 2003, all new and replacement ATMs must be capable of supporting Triple DES transactions. MasterCard required every new or replaced ATM to be Triple DES compliant by April 1, 2002 and that all ATMs that are installed or to be installed must have been Triple DES compliant by March 31, 2005. VISA had given the networks until December 31, 2005 to be Triple DES compliant. The Company had been granted an extension by MasterCard, VISA and STAR for 100% Triple DES compliance by December 31, 2007. As of December 31, 2007, the Company had completed its project to upgrade all of its ATMs to comply with the Triple DES requirement. All but 112 ATMs were upgraded at the completion of the project. These machines went offline as of January 1, 2008. All new ATMs that we purchase are Triple DES compliant.

Network Regulations. National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2007, the Company had 47 full time employees working in the following subsidiaries:

Global Axcess Corp	3
Nationwide Money Services	44
47

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our Common Stock could decline and we may be forced to consider strategic alternatives with regards to current operations.

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
We have renegotiated our covenants from our senior lender during the third quarter of 2007. There is no assurance that we will be in compliance with those covenants in the future nor is there assurance that we would receive waivers should we not meet our covenant requirements. See Financial Footnote # 13 “Senior Lenders’ Notes Payable” for a detail of these covenants.

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

•
Changes in payment technologies and customer preferences could reduce the use of ATMs and, as a result, reduce our sales. New technology such as Radio Frequency Identification (“RFID”) and other contact-less payment systems that eliminate the need for ATMs may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense. A failure to either replace or upgrade obsolete machines could result in customers using other alternative payment methods, thereby reducing our sales and reducing or eliminating any future operating margins.

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

•
We depend on Elan and Pendum to provide many services on which we rely. Our ATM business requires close coordination of merchant relationships, service company relationships, cash management activities and telecommunication services. In an effort to reduce costs and improve our service levels, we entered into agreements with Elan and Pendum pursuant to which Elan and Pendum will provide many of these services to us. Elan also provides us with transaction processing services. As a result, we depend on Elan and Pendum to provide many services that are necessary to the operations of our ATM business. At some point, Elan and Pendum may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with Elan and Pendum or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or financial institutions could deteriorate;

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

Our failure to achieve and maintain adequate internal controls, in an industry that is relatively new and complex, could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-KSB filed with the SEC. Our independent auditors are not required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting until fiscal 2009. Our management is also required to report on the effectiveness of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 our management identified a material weakness in internal control over financial reporting and, accordingly, determined that internal control over financial reporting was not effective at December 31, 2005. Even though these material weaknesses were remediated during fiscal year 2006, such material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

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

If ATMs in our network are not compliant with any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we may have to remove the non-compliant ATMs from service and, as a result, our ATM revenues could be materially reduced during the period of time necessary to become compliant.

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

Risks Relating to Our Common Stock

The price of our Common Stock has been highly volatile due to factors that will continue to affect the price of our stock. Since January 2001, our Common Stock has traded as high as $13.75 and as low as $0.17 per share (after giving effect to the 1-for-5 reverse stock split of our common stock that occurred on April 28, 2005). Historically, the over-the-counter markets for securities such as our Common Stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

• fluctuations in our quarterly revenues and operating results;

• litigation against the Company;

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

A significant portion of our total outstanding shares of Common Stock may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our Common Stock. As of February 13, 2008, approximately 13.0 million or 62.1% of registered securities are beneficially owned by 15 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our Common Stock.

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

On December 13, 2007, the Company received a declaration of default and acceleration (the "Notice") from the Investor relating to the Company's 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000.

The Notice claims that an event of default has occurred under Section 8(a)(iv) of the Note. An event of default under Section 8(a)(iv) of the Note occurs if any representation or warranty made in (i) the Note, (ii) any transaction document related to the Note, (iii) any written statement pursuant to the Note, or (iv) any other report, financial statement or certificate made or delivered to the Investor was untrue or incorrect in any material respect as of the date of the Note. The description of the Investor's specific claims and lawsuit relating to the event of default contained in the Company's Current Report on Form 8-K filed with the Commission on October 25, 2007 is hereby incorporated by reference.

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company disagrees with all claims that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The Complaint seeks damages of "not less than $4,679,500", however in the event that a court determines that there has been an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable.

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

If we incur operating losses, we may be unable to continue our current operations. We incurred significant operating losses during the two fiscal years of 2005 and 2006. Even though we reported net income during fiscal 2007, we have reported an accumulated deficit of $10.3 million as of December 31, 2007. If we incur operating losses in the future, we may be unable to continue our current operations. Our future profitability depends on our ability to retain current customers, obtain new customers, to respond to competition, to introduce new products and services, and to successfully market and support our products. We cannot assure that this will be achieved.

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

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. In November 2001, we entered into new contracts with Food Lion and an affiliated company, Kash n’ Karry. Such contracts replaced a prior agreement we had with Food Lion that had expired in September 2001. The new contracts were for a five-year term and included approximately 550 sites then operating plus an additional 400 sites that we began servicing in September 2001. During fiscal year 2003, we renegotiated these contracts to extend the term to April 2011 and as of December 31, 2007 have in service approximately 719 ATM sites. The sites maintained by Food Lion and Kash n’ Karry constitute approximately 16.6% of our total sites and approximately 27.2% of our total ongoing revenues. Historically, these sites have generated average revenue per site in excess of other sites. The loss of or any further reduction in business from this major customer could have a material adverse impact on our working capital and future results of operations.

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

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $10.8 million, or 49.7%, of our revenues from continuing operations in 2007. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and future results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe, although we cannot guarantee, that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through via an increase in surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and future results of operations.

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

Risk Relating to Litigation or Threatened Litigation

If there is an adverse outcome in the lawsuits that have been filed against us, or if threatened lawsuits are filed and there is an adverse outcome, our business may be materially harmed. A lawsuit seeking monetary damages was filed against us on October 19, 2007 (see Financial Footnote # 17 “Legal Proceedings”). The complaints seek, among other things, specified and unspecified damages and costs associated with the litigation.

Additionally, a significant investor has communicated to us a desire to re-price or unwind financial transactions that took place prior to the 2005 restatement of earnings. This investor seeks, among other things, that debt that was converted into company stock be converted back into debt. This investor has indicated that he would like to rescind his previous transactions.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending lawsuit. Furthermore, we may have to incur expenses in connection with this lawsuit, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

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

In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Any material changes in the Company’s tax liabilities or assets may have an adverse affect on our future consolidated financial statements.

ITEM 2.	DESCRIPTION OF PROPERTIES

We do not own any real property. The following table sets forth certain information about our leased properties as of December 31, 2007.

Location	Approximate Square Footage	Use

Jacksonville, Florida	5,841 sq. ft.	General office use; operations, accounting, sales, and related administration.
West Columbia, South Carolina	3,600 sq. ft.	General warehouse use, equipment storage, and maintenance operations.
Jacksonville, Texas	5,000 sq. ft.	General office and warehouse use, equipment storage, customer service, and maintenance operations.
Duluth, Georgia	250 sq. ft.	General office use and administration.
Prospect, Kentucky	202 sq. ft.	Sales office use and administration.

In general, all facilities are leased under operating leases and are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Financial Footnote #17 ”Legal Proceedings” to the consolidated financial statements contained in this Report and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date at which time our trading symbol changed from “GLXS” to “GAXC”. Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC". As of March 3, 2008, there were 21,021,786 shares of the Company’s Common Stock ($0.001 par value) issued and 20,973,924 shares outstanding.

We are currently authorized to issue a total of 45,000,000 shares of Common Stock ($0.001 par value), and 5,000,000 shares of Preferred Stock ($0.001 par value). The Company does not currently have any shares of its Preferred Stock outstanding.

On March 3, 2008, there were 242 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock (as adjusted for the one-for-five reverse split that occurred on April 28, 2005). The quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Price Range
	High	Low
Fiscal 2008:
First Quarter through March 3rd	$0.31	$0.20

Fiscal 2007:
First Quarter	$0.38	$0.23
Second Quarter	0.32	0.25
Third Quarter	0.31	0.25
Fourth Quarter	0.34	0.17
Fiscal Year	0.38	0.17

Fiscal 2006:
First Quarter	$1.19	$0.76
Second Quarter	0.93	0.42
Third Quarter	0.70	0.38
Fourth Quarter	0.51	0.32
Fiscal Year	1.19	0.32

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

Securities authorized for issuance under equity compensation plans:

As of December 31, 2007, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders
Stock Options	1,660,900	$0.75	1,493,227
Warrants	7,532,860	$2.48	—
Equity compensation plans not approved by security holders	—	—	—
Total	9,193,760	$2.17	1,493,227

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2008. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Global Axcess Corp, through its wholly owned subsidiaries, owns or leases and operates Automated Teller Machines ("ATM"s) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

In most markets we impose a surcharge/convenience fee for cash withdrawals. Surcharge/convenience fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge/convenience fee for most of the ATMs in our network ranges between $1.50 and $2.75 per withdrawal. The surcharge/convenience fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM and only record earned revenues based upon the Company’s contracts with the third party vendors.

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

Global Axcess competes in a fragmented industry, in which no one firm has a significant market share and can strongly influence the industry outcome. Our industry is populated by a large number of financial institutions and Independent Sales Organizations (“ISOs”) which deploy ATMs. The industry we compete in is also characterized by essentially undifferentiated services.

There are underlying economic causes as to why our industry is fragmented. For example:

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

Opportunities may also exist to leverage our existing customer base by selling additional products and services to them.

2006 and 2007 Significant Developments

(a) On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of its wholly-owned subsidiary located in South Africa, Cash Axcess Corporation (Proprietary) Limited in a stock arrangement with the buyer (See Financial Footnote # 4 “Discontinued Operations”).

(b) On May 2, 2006, the Company settled the March 2004 claim filed by James Collins, a previous employee of Global Axcess Corp. The claim was filed in Superior Court of California, County of San Diego on March 2, 2004. The claim alleged the following were owed in connection with the employment agreement: compensation, bonuses and other benefits of approximately $316,915; and 90,000 restricted shares and 359,700 stock options exercisable at $3.75 per share. The claim was settled for $450,000 whereby the Company made a lump-sum payment of $300,000 on May 22, 2006 and has agreed to pay the remaining $150,000 in 12 monthly installments of $12,500 commencing July 1, 2006 and ending June 30, 2007. All claims pursuant to this settlement have been paid by the Company.

(c) On May 9, 2006, Robert Pearson resigned from his position on the Board of Directors.

(d) On May 10, 2006, David S. Surette notified the Company of his resignation as Chief Financial Officer and Chief Accounting Officer effective May 31, 2006. The Board of Directors appointed Michael J. Loiacono as Chief Financial Officer effective June 1, 2006.

(e) On July 31, 2006, the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor (See Financial Footnote # 5 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(f) On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity (See Financial Footnote # 4 “Discontinued Operations”).

(g) On August 4, 2006, the Company was served with a demand for arbitration/mediation from EFMARK Service Company (“EFMARK”), a provider of maintenance services and a provider of cash replenishment services for automated teller machines. In the spirit of its business relationship with EFMARK, the Company settled this claim for $40,000 on October 4, 2006.

(h) On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("RUSGIT") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with RUSGIT, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The lawsuit was settled on August 1, 2007 (see “(r)” in this section below).

(i) On October 10, 2006, the Company entered into Separation Agreement and Release with Michael Dodak pursuant to which Mr. Dodak resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 5 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(j) On October 10, 2006, the Company entered into Separation Agreement and Release with David Fann pursuant to which Mr. Fann resigned as an executive officer and director of the Company effective September 30, 2006 (See Financial Footnote # 5 “Impairment of Long-lived Assets and Business Reorganization Charges”).

(k) On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs. Dodak and Fann. In addition, Joseph M. Loughry and Lock Ireland, directors of the Company, were appointed as Chairman and Vice Chairman of the Board of Directors of the Company, respectively.

(l) On November 24, 2006, Global Axcess Corp (the "Company") signed a Cash Provisioning Agreement with Elan Financial Services, formerly Genpass Technologies, LLC, ("Elan"), which was effective August 11, 2006, pursuant to which Elan will provide vault cash for the Company's wholly-owned subsidiary's ATMs as well as cash management and ATM monitoring on an outsourced basis.

(m) On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, Plaintiff alleged that the Company had breached the employment agreement entered between the Company and Plaintiff in July 2003. The Plaintiff was seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denied any and all allegations of wrongdoing and intended to vigorously defend such action. The Company has a $50,000 accrual recorded at December 31, 2007 in connection with this complaint. The lawsuit was settled on January 31, 2008 (see Financial Footnote #25 “Subsequent Events”).

(n) On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the fiscal year ended December 31, 2007 relating to this matter.

(o) On March 23, 2007, Global Axcess Corp (the “Company”) entered into an Office Lease with Suburban Owner LLC (“Suburban”) to lease facilities located at 7800 Belfort Parkway, Suite 165, Jacksonville, FL, 32256. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,544.63, for the second year is $7,773.40, for the third year is $8,007.04, for the fourth year is $8,245.55 and for the final period through the end of the term is $8,493.79.

(p) On April 4, 2007, the Company received $175,000 of the escrowed proceeds held in connection with the September 1, 2006 sale of the Company’s interest in its subsidiary Cash Axcess Corporation.

(q) Effective April 2, 2007, the Board of Directors of Global Axcess Corp granted 1,000,000 incentive stock options to executive management of the Company. 25% of the stock options under this grant are performance based vesting upon achievement of aggressive financial goals (unrelated to targeted net income).

(r) On August 1, 2007, Global Axcess Corp. (the “Company”), entered into an agreement (the “Mediation Settlement Agreement”) with Renaissance US Growth Investment Trust PLC (“RUSGIT”), BFS US Special Opportunities Trust PLC (“BFS”), and RENN Capital Group (“RENN”) to settle the lawsuit that RUSGIT, BFS and RENN commenced on September 29, 2006.

Although the specific terms of the settlement are strictly confidential, there was no additional cost to the Company, other than the retention provided in the Company’s directors and officer’s insurance policy which was previously accrued and reserved for in the fiscal year 2006. As a result of the settlement, all claims and counterclaims were dismissed with prejudice, with each side were to bear its own attorneys fees and costs.

(s) On August 22, 2007, the Board of Directors voted to approve extending an offer letter to Walter Howell to join the Company’s Board and fill a current vacancy on the Board and on August 30, 2007 Walter Howell accepted. Mr. Howell’s term as a director shall endure until the stockholders elect a new Board at the next annual shareholder meeting.

(t) On September 28, 2007, the Company entered into a Fourth Amended and Restated Loan Agreement with Wachovia Bank. Concurrent with the execution of the Fourth Restated Loan Agreement, the Company issued a Consolidated Renewal Promissory Note on September 28, 2007. The Renewal Promissory Note consolidated the promissory note dated October 27, 2005 in the original principal amount of $3,000,000 and with a September 28, 2007 balance of $1,850,000 and the revolving line of credit dated June 22, 2005 with a September 28, 2007 principal amount of $500,000.

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

(u) On October 19, 2007, the Company was served with process by Camofi Master LDC ("Camofi"), a debt holder of the Company. In the Complaint, filed in the United States District Court in and for the Southern District of New York, Camofi alleges material and negligent misrepresentation of Global Axcess’ financial results relating to the restatement of 2005 earnings that occurred in 2006 and seeks not less than $2,000,000 in damages (actual amount to be calculated at trial) plus all costs and expenses. The Company denies any and all allegations of wrongdoing and intended to vigorously defend such action and did not anticipate a material financial impact due to this matter. In the face of a Motion to Dismiss that the Company filed, Camofi withdrew their negligent misrepresentation claim and sent the below default notification on December 13, 2007.

(v) On December 13, 2007, the Company received a declaration of default and acceleration from CAMOFI Master LDC ("Camofi") relating to the Company's 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the "Note"). The description of the Note and related transaction contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 1, 2005 is hereby incorporated by reference.

The Notice claims that an event of default has occurred under Section 8(a)(iv) of the Note. An event of default under Section 8(a)(iv) of the Note occurs if any representation or warranty made in (i) the Note, (ii) any transaction document related to the Note, (iii) any written statement pursuant to the Note, or (iv) any other report, financial statement or certificate made or delivered to the Investor was untrue or incorrect in any material respect as of the date of the Note.

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company disagrees with all claims that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The Complaint seeks damages of "not less than $4,679,500", however in the event that a court determines that there has been an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006

Revenues

Our revenues from continuing operations increased 1.5% to $21,750,897 for the fiscal year ended December 31, 2007 ("fiscal 2007") from $21,437,125 for the fiscal year ended December 31, 2006 ("fiscal 2006"). We achieved increased revenues from fiscal 2006 despite slightly lower transaction volumes. This increase was mainly due to increased revenues relating to cash management and project management services provided to customers during 2007.

Cost of Revenues

Our total cost of revenues from continuing operations increased by approximately 2.4% to $12,705,636 in fiscal 2007 from $12,405,270 in fiscal 2006. Total cost of revenues as a percentage of revenues from continuing operations was approximately 58.4% in fiscal 2007 and 57.9% in fiscal 2006. The principal components of cost of revenues are merchant and distributor commissions, cost of cash, cash replenishment, maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The increase in cost of revenues period over period was due to several factors. First, in a move to increase ATM uptime rates we have increased our first line and second line dispatch rates. These increased dispatch rates combined with higher fuel charges resulted in higher first line and second line maintenance costs during fiscal 2007. Second, our residual/commission payments to customers increased from fiscal 2006. Third, our insurance premiums in 2007 have increased and even though we have moved to lower cost cash providers in 2007 and have saved on cash costs, we have incurred higher insurance premiums with these vendors.

Gross Profit

Gross profit from continuing operations as a percentage of revenues was approximately 41.61% in fiscal 2007 and approximately 42.1% in fiscal 2006. The decrease of gross profit percentage during fiscal 2007 was due to the increased cost of revenues discussed above. While gross profit percentage decreased for fiscal 2007, we saw increased percentages during the second half of 2007.

Operating Expenses

Our total operating expenses from continuing operations decreased to $7,534,576, or approximately 34.6% of revenues in fiscal 2007 from $12,541,574, or approximately 58.5% of revenues in fiscal 2006. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, impairment charges and restructuring charges, recovery of bad debts, stock compensation expenses and other expenses. See explanation of operating expenses below:

Depreciation and Amortization

Depreciation and amortization from continuing operations decreased in fiscal 2007 to $2,262,551 from $2,359,455 in fiscal 2006.

This decrease in depreciation and amortization expense was mainly due to a decrease in depreciable assets relating to impaired assets written off in the third quarter of 2006.

The Company amortized $174,726 and $509,315 of developed software in fiscal years 2007 and 2006, respectively.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #8 “Intangible Assets and Merchant Contracts”, regarding the amortization of intangible merchant contracts.

Impairment and Restructuring Charges

During fiscal 2007, we incurred impairment of notes receivable charges of $5,743. During fiscal 2006, we incurred impairment of long-lived assets charges, restructuring charges and impairment of notes receivable charges of $1,329,396, $757,811, and $817,607, respectively. See Financial Statement Footnotes #5 “Impairment of Long-Lived Assets and Business Reorganization Charges” and #9 “Notes Receivable” regarding the details of these charges.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations decreased 22.8% to $5,279,101 in fiscal 2007 from $6,839,003 in fiscal 2006. SG&A expenses represented 24.3% of revenues for the year ended December 31, 2007, compared to 31.9% of revenues for the year ended December 31, 2006. The decrease in selling, general and administrative from continuing operations was directly attributable to the decrease in salaries and benefits, audit and legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we have undertaken in late 2006 and in 2007. Included in the fiscal 2007 SG&A expenses are approximately $77,700 of expenses related to the Company becoming compliant with Sarbanes-Oxley regulations. Also included in the SG&A expenses for the period ending December 31, 2007 were $23,710 of expenses relating to performance based employee incentives.

Recovery of Bad Debts

In fiscal year 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Financial Footnote #9 “Notes Receivable”).

Stock Compensation Expense

In fiscal year 2007, we recorded stock compensation expenses of $87,181 mainly relating to executive stock option grants (see Financial Footnote #1 “Basis of Presentation”, Financial Footnote #2 “Description Of Business and Summary of Significant Accounting Policies” and Financial Footnote # 23 “Stock Options and Warrants” ). During the fiscal year ended December 31, 2006 we recorded a stock compensation expense credit of $11,698.

Other Expense

In fiscal year 2006, we incurred other operating expenses of $450,000 which primarily related to legal fee expenses and reserves in connection with the James Collins legal claim and EFMARK claim settlement (See Financial Statement Footnote #17 “Legal Proceedings”).

Interest Expense

Interest expense from continuing operations decreased to $1,232,661, or 5.7% of revenues, for the fiscal year ended December 31, 2007 compared to $1,356,407, or 6.3% of revenues, in fiscal 2006. The decrease was mainly due to decreased debt balances in fiscal 2007 as compared to the debt balances in fiscal 2006. During the fiscal period ended December 31, 2007 we recorded interest expense of $48,551 relating to the interest swap agreement we entered into with our senior lender. The interest rate swap has not been designated as a hedging instrument and our policy is to record the change in fair value as an increase or decrease to interest expense in our consolidated statements of income. The decrease in interest rates during 2007 caused us to have a $48,551 unfavorable market value of the swap. During the fiscal period ended December 31, 2006 we recorded interest expense of $3,705 relating to the interest swap agreement.

Gain (loss) on Sale or Disposal of Assets

In fiscal year 2007, we recorded a loss on sale or disposal of certain ATM assets and leasehold improvements of $22,517 as compared to a net gain on sale of certain ATM assets and automobiles of $21,672 during the fiscal year 2006.

Other Non-Operating income

In fiscal year 2006, we recorded other non-operating income of $146,703 relating to previous periods’ unrecorded fees.

Loss Attributed to Minority Interest

In fiscal year 2006, we allocated $109,351 of loss to minority interest relating to the consolidation of our Variable Interest Entity, Cash Axcess Corp, prior to its sale.

Income (loss) from Continuing Operations before Provision for Income Taxes

We had income from continuing operations before income taxes of $255,507 during the fiscal year ended December 31, 2007 compared to a loss of $4,588,400 for the fiscal year ended December 31, 2006 as a result of the factors discussed above.

Income Tax Expense

The income tax expense from continuing operations was $0 for fiscal years 2006 and 2005, respectively. At December 31, 2007, the Company has a Net Operating Loss (NOL) carryforward of approximately $23.0 million available. The NOL is due to expire during fiscal years 2008-2027.

Discontinued Operations

Discontinued operations, resulting from the sale and ceased operations of one subsidiary in fiscal 2006, was income of $175,000 in fiscal 2007 and a loss of $275,937 in fiscal 2006.

Net Income (loss)

We had net income of $430,507 during the fiscal year ended December 31, 2007 compared to a net loss of $4,864,337 for the fiscal year ended December 31, 2006.

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

• Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

• Analysts — who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

• Creditors — who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

• Investment Bankers — who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

• Board of Directors and Executive Management — who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities which are a critical component to our strategy.

The following table sets forth a reconciliation of net income (loss) to EBITDA for each period included herein:

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
Net income (loss)	$430,507	$(4,864,337)
Interest expense, net	1,232,661	1,356,407
Depreciation and amortization	2,262,551	2,359,455
EBITDA	$3,925,719	$(1,148,475)

   Our EBITDA increased to $3,925,719 for fiscal 2007 from ($1,148,475) for fiscal 2006. EBITDA as a percentage of revenues increased to 18.0% for fiscal 2007 from (5.4%) for fiscal 2006.

The following table sets forth a reconciliation of net income (loss) to EBITDA before stock compensation expense for each period included herein:

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
Net income (loss)	$430,507	$(4,864,337)
Interest expense, net	1,232,661	1,356,407
Depreciation and amortization	2,262,551	2,359,455
Stock compensation expense	87,181	(11,698)
EBITDA before stock compensation expense	$4,012,900	$(1,160,173)

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations for each period included herein:

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
Net income (loss) from continuing operations	$255,507	$(4,588,400)
Interest expense, net	1,232,661	1,356,407
Depreciation and amortization	2,262,551	2,359,455
EBITDA from continuing operations	$3,750,719	$(872,538)

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations before stock compensation for each period included herein:

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
Net income (loss) from continuing operations	$255,507	$(4,588,400)
Interest expense, net	1,232,661	1,356,407
Depreciation and amortization	2,262,551	2,359,455
Stock compensation expense	87,181	(11,698)
EBITDA from continuing operations before stock compensation expense	$3,837,900	$(884,236)

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

During fiscal 2007, we funded our continuing operations through operating activities. Net cash provided by continuing operations amounted to $2,549,108. In addition, net cash of $921,383 was used in investing activities from continuing operations. Escrow proceeds from the sale of Cash Axcess Corporation and insurance proceeds from disposal on fixed assets were offset by cash used to acquire fixed assets and to acquire merchant contracts. Net cash used in financing activities for continuing operations amounted to $1,841,408, mainly relating to principal payments on senior lenders’ notes payable and capital lease obligations, offset by $100,000 drawdown on a line of credit from a new lender. As of December 31, 2007, the Company had current assets of $1,841,735 and current liabilities of $4,968,376, which results in negative working capital of $3,126,641. This compares to a working capital deficit of $3,545,850 that existed at December 31, 2006. Despite the negative working capital, we believe that if we achieve our 2008 business plan, we will have sufficient working capital to meet our current obligations during 2008. However, we do anticipate the need to raise capital lease financing to meet our capital needs of approximately $1,000,000 to expand our ATM portfolio and fund new back office equipment during 2008.

Additional Funding Sources

We are continuing our efforts to raise additional capital lease financing. We estimate the Company will require approximately $1,000,000 of new lease financing to fund new purchases of ATMs and back office equipment. We currently have lease lines available for approximately $1,000,000 for these new purchases.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank, to the armored car carrier, and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Palm Desert Bank. Beginning in January 2003, our arrangement with Palm Desert allows us to obtain up to $10,000,000 in vault cash. The Palm Desert Bank arrangement has a term of two years and may be terminated by Palm Desert Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" fees. Additionally the Company is required to make a deposit with Palm Desert Bank in an amount determined by the outstanding balance. We are also required to maintain insurance on the vault cash. The contract with Palm Desert was terminated effective April 2007 and the Company converted terminals from Palm Desert cash to alternate funding sources. As of December 31, 2007, the Company had 0 ATMs funded by Palm Desert with a vault cash outstanding balance of $0.

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2008 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of December 31, 2007, the Company had 76 ATMs funded by WSFS with a vault cash outstanding balance of approximately $1,100,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of December 31, 2007, the Company had 191 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $4,400,000.

•
Food Lion Credit Association (FLCA). On February 1, 2002, we entered into an arrangement with Food Lion Credit Association allowing us to obtain up to $2,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The Food Lion Credit Association contract may be terminated by Food Lion Credit Association at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the entire line equal to the prime rate of interest, minus a specific percentage, and must pay monthly bank fees. We were also required to maintain insurance on the vault cash. The contract was terminated effective February 2007 and the Company converted terminals from FLCA cash to alternate funding sources. As of December 31, 2007, the Company had 0 ATMs funded by FLCA with a vault cash outstanding balance of $0.

•
Elan Financial Services (Elan). On November 24, 2006 we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $22,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of December 31, 2007, the Company had 711 ATMs funded by Elan with a vault cash outstanding balance of about approximately $16,000,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of December 31, 2007, Nationwide Money had 53 branded financial partners, which funded 579 ATMs.

Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Financial Footnotes #11 “Notes Payable - Related Parties”, #12 “Note Payable”, #13 “Senior Lenders’ Notes Payable”, #14 “Capital Lease Obligations” and #16 “Commitments and Contingencies” to our consolidated financial statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.

We anticipate that our capital expenditures for fiscal 2008 will total approximately $1,000,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs. We lease our ATMs under capital lease agreements that expire by the end of 2011 and provide for lease payments at interest rates averaging approximately 12.0% per annum. In 2007, we acquired approximately $110,505 of new lease financing for back office software. See Financial Footnote #14 “Capital Lease Obligations” to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$1,672,425	$134,825	$1,429,600	$107,999
Notes payable (*)	27,000	27,000	-	-
Senior lender notes (*)	7,047,250	1,090,000	5,528,750	428,500
Capital lease obligations (*)	1,991,480	1,094,561	883,123	13,797
Operating leases	473,976	141,604	224,512	107,861
Total contractual cash obligations	$11,212,132	$2,487,990	$8,065,985	$658,157

(*) Includes interest in future periods

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, depreciation and amortization, fixed assets, goodwill and intangible asset impairments, stock-based compensation, restructurings and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies. We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. Revenues are adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is the policy of the Company to book as revenue all surcharge and interchange fees it receives and has earned based on contracts, whether for its owned ATMs or for those it manages. In the case of managed ATMs, the Company then books as commission expense all monies paid to the owners of the ATMs. Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed mostly range from $1.50 to $2.75 based upon a cash withdrawal transaction from the ATM terminals.

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

Stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The stock based compensation expense is included in operating expenses in the consolidated statements of income.

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

Recent Accounting Pronouncements

In June 2006 the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of the beginning of its 2007 fiscal year. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more than likely not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets for the 2007 fiscal year..

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

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, beginning in fiscal year 2009, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Quantitative and Qualitative Disclosure About Market Risk

Impact of Inflation and Changing Prices. Our results of operations were impacted by increasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses. We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheet. During 2006, amounts we accessed each month ranged from $21.4 million to $24.8 million and we paid cash fees totaling approximately $1.6 million for use of the cash. During 2007, the amounts we accessed each month ranged from $18.5 million to $22.4 million and we paid a total of approximately $1.4 million in cash fees for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our gross profit would decline by $200,000 on a pre-tax basis. Decreased interest rates will have an opposite effect to gross profit.

Interest Rate Impact. We paid an average interest rate of 6.73% for our vault cash fees in 2007 compared to an average interest rate of 7.36% in 2006. Specific to this decrease in interest rates, our gross profit increased in 2007 by approximately $126,000.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements required by this item are incorporated herein by reference to the consolidated financial statements beginning on Page F-1 immediately following the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Not applicable.

Item 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-KSB. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2007 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2007 are as follows:

Name	Age	Positions

Walter A. Howell	57	Director

Lock Ireland	64	Vice Chairman, Director

Sharon Jackson	50	Secretary

Robert Landis	48	Director

Michael J. Loiacono	42	Chief Financial Officer, Chief Accounting Officer

Joseph M. Loughry, III	62	Chairman, Director

George A. McQuain	52	President, CEO and Director

John C. Rawlins, Jr.	60	Executive Vice-President of Sales

Alan Rossiter	62	Director

Heather Webb	30	Vice President of Operations

The following is a brief description of each officer and director listed above:

Walter A. Howell, Director

Mr. Howell is currently Senior Vice President of CA, Inc., a leading management software company. Previously, he spent 11 years as an executive in technology services supporting the banking industry with IBM and American Management Systems and 20 years in commercial banking with Riggs Bank NA. Mr. Howell originally joined Global Axcess as a Director in September 2007 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Lock Ireland, Vice Chairman, Director

Currently a consultant and Director with NHB Holdings, Inc. and Proficio Bank, Mr. Ireland has over 30 years experience in the banking industry. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002, RCMI is a company that promotes new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from Vice-President to CEO with the following banks: Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company. Mr. Ireland originally joined Global Axcess as a Director in July 2003 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Sharon Jackson, Secretary

Ms. Jackson has served as the Company’s Director of Corporate Development and Assistant Secretary from 2004 to 2006 and then as the Director of Corporate Operations and Corporate Secretary from 2006 to present. Prior to 2004, Ms. Jackson served as the Director of Marketing and Client Services for Nationwide Money Services, Inc.

Robert Landis, Director

Mr. Landis is currently the Chairman, Chief Financial Officer and Treasurer of Comprehensive Care Corporation, a publicly traded company that provides managed behavioral healthcare services. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., a health maintenance organization, as its Treasurer from 1983-1998. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge. Mr. Landis brings strong financial, operational and SEC experience to the Company, and is Chairman of the Audit Committee for the Company. Mr. Landis originally joined Global Axcess Corp as a Director in July 2003 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Michael J. Loiacono, Chief Financial Officer and Chief Accounting Officer

Mr. Loiacono brings more than 19 years of professional experience working with both public and private companies within the telecommunications and software industries. Prior to joining Global Axcess Corp, Mr. Loiacono served as Vice President of Finance for InfiniRoute Networks Inc., which was acquired by TNS, Inc. At InfiniRoute, Mr. Loiacono managed their financial strategies to support the company's growth, and oversaw the day-to-day financial operations, including budget planning, accounting, billing, and financial reporting. Before his role at InfiniRoute, Mr. Loiacono served roles as VP of Finance at Reach Services, USA. and Controller and Director of Finance for ITXC Corp, which was acquired by Teleglobe, Inc. He has also held financial management positions at Voxware, Inc. and Dendrite International, Inc., two publicly traded companies. Mr. Loiacono holds a Bachelor of Science degree from Rutgers University. Mr. Loiacono is responsible for: financing the operations of the Company and its subsidiaries; financing the internal growth of the Company; strategic, legal and risk analysis for the Company; and SEC filings of the Company.

Joseph M. Loughry, III, Chairman, Director

Mr. Loughry has had successful hands-on experience in creating shareholder value in public and privately held processing services and software companies with sales ranging from $15 million to $300 million annually. In September 2007, Mr. Loughry was named President and Chief Executive Officer of Persystent Technologies Corporation, a privately-owned Tampa, Florida software company which provides enterprise laptop and desktop standard configuration management and desired state enforcement capabilities to corporations and government agencies. Previously, as President and CEO of HTE, Inc. (listed on NASDAQ) he engineered the turnaround of a public software company that provides integrated application solutions to mid-tier county and city governments throughout the nation. HTE, Inc. was eventually sold to SunGard Data Systems. His background includes almost a decade at General Electric Information Services where he was involved in general management, sales & marketing, product management and product development. He also served as President and CEO of QuestPoint Holdings, Inc., a financial transaction processing services business and as CEO of Nationwide Remittance Centers, Inc. a venture funded lock-box services business, which was acquired by CoreStates Bank. Mr. Loughry graduated from the University of Maryland with a degree in Business Administration in 1967. Mr. Loughry originally joined Global Axcess Corp as a Director in December 2005 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

George A. McQuain, President, CEO and Director

Mr. McQuain was Chief Executive Officer for Nationwide Money Services, Inc ("NMS"), a Global Axcess Corp subsidiary, prior to his appointment as CEO and President of Global Axcess Corp. He joined Global Axcess Corp as a Vice President of Operations in July 2002. Prior to his association with NMS, Mr. McQuain served as President and Chief Executive Officer of Ntercept Communications, where he decisively improved sales, marketing and product implementation. Prior to Ntercept, Mr. McQuain led First Union National Bank’s nationwide lockbox operations. Prior to First Union, Mr. McQuain was Chief Operating Officer of QuestPoint Holdings, a subsidiary of CoreStates Financial Corporation. Mr. McQuain received his MBA in Finance and Management from George Mason University in Fairfax, Virginia. Mr. McQuain became a director of the Company in September 2006 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

John C. Rawlins, Jr, Executive Vice President of Sales

Over the past fifteen years, Mr. Rawlins has joined privately held corporations that wanted to turn their sales departments around and improve the revenue growth with the ultimate objective to either take the company public or sell it. Before joining Nationwide Money Services, Mr. Rawlins was President and Chief Executive Officer of The Rawlins Sales Group, a company that provides sales/management consulting services and contracts as an independent sales and marketing organization to national and international based companies. Prior to starting The Rawlins Sales Group, Mr. Rawlins was Executive Vice President of Sales, Marketing and Alliances at Regulus Group LLC., a $220 million bill presentment and remittance processing organization. Mr. Rawlins has twenty-five years experience in the financial services industry in sales and marketing management. He received a B.S. degree in business administration from Salisbury University.

Alan W. Rossiter, Director

Since July of 2002, Mr. Rossiter has served as President of Springboard Capital Management, Inc., based in Jacksonville, Florida. Springboard Capital Management manages the activities of two early-stage venture capital investment funds, Springboard Capital I, LLC and Springboard Capital II, LLC. Additionally, since 1996 has served as the President and CEO of Enterprise North Florida Corporation, which provides emerging technology companies with extensive business, technical and financial services. Mr. Rossiter served for 27 years as a career Officer in the United States Navy specializing in the field of aviation logistics management and maintenance. Mr. Rossiter received a Bachelors degree in History from Denison University in 1967, graduated from the Naval Aviation Candidate School at Pensacola, Florida in 1969 and graduated from the National University of San Diego with a Masters of Business Administration in Financial Management and Information Systems in 1983. Mr. Rossiter originally joined Global Axcess Corp as a Director in December 2005 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Heather Webb, Vice President of Operations

Heather Webb joined the company in April 2002 as a Software Engineer. Heather gained in-depth knowledge of our business processes while developing many of our custom in-house software solutions. Heather’s knowledge of the business process led her into the roles of Director of ATM Operations followed by Vice President of Operations. Heather obtained her BS in Computer Science from North Carolina State University.

The Board of Directors has established the following committees:

Compensation Committee

The Compensation Committee of the Board of Directors, which is composed solely of independent directors, consists of Lock Ireland, who serves as Chairman of this committee, Robert Landis, and Alan Rossiter. The Compensation Committee met six times during fiscal 2007. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

Audit Committee

The Audit Committee of the Board of Directors, which is composed solely of independent directors, consists of Lock Ireland, Robert Landis, and Joseph M. Loughry III. The Board of Directors has determined that Mr. Landis, who serves as Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. The Audit Committee met five times in fiscal year 2007. Responsibilities of the Committee include (1) reviewing the Company’s consolidated financial statements and consulting with the independent auditors concerning the Company's consolidated financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. The Board has determined that each of Messrs. Ireland, Landis, and Loughry meet the independence standards established by the National Association of Securities Dealers.

Mergers and Acquisitions Committee

The Mergers and Acquisitions Committee of the Board of Directors, which is composed solely of independent directors, consists of Lock Ireland, Robert Landis, Alan Rossiter, and Joseph M. Loughry III , who serves as Chairman of this committee. The Mergers and Acquisitions Committee did not meet during fiscal 2007. The function of the Mergers and Acquisitions Committee is to explore alternative ways to enhance shareholder value including joint ventures, mergers, stock sale or a potential sale of company assets and make recommendations to the Board of Directors.

Nominating & Corporate Governance Committee

The primary function of the Nominating & Corporate Governance Committee of the Board of Directors, which is composed solely of independent directors, is to (a) identify individuals qualified to become members of the Board, (b) approve and recommend to the Board director candidates, (c) develop, recommend to the Board and update as necessary corporate governance principles and policies applicable to the Company, and (d) monitor compliance with such principles and policies. Robert Landis is the Chairman of this committee. The Nominating & Corporate Governance Committee met one time during fiscal 2007.

In 2007, the Board met twelve times. The Board adopted various resolutions pursuant to four (4) unanimous written consents in lieu of a meeting adopted during the year ended December 31, 2007. Four of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served. Of the two remaining incumbent directors, one attended 96% and the other 94% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

At the end of 2007, there were five non-employee directors and one employee director. The board of directors has determined that the five non-employee directors are “independent” based on the NASDAQ definition of independent director. The Board held twelve (12) meetings in person or by telephone. In addition, the Board of Directors took action by written consent on four (4) occasions. Non-employee Directors received cash compensation for their service as Director and as Chair of a Board Committee when applicable during fiscal 2007. The cash compensation was paid as follows: Chairman of the Board - four thousand dollars ($4,000) per month and no additional compensation for Chairing or membership on a Board Committee, Vice Chairman of the Board - twenty-eight hundred dollars ($2,800) per month and no additional compensation for Chairing or membership on a Board Committee, Chairman of the Audit Committee - five hundred dollars ($500) per month, Chairman of the Compensation Committee - two hundred fifty dollars ($250) per month, All Other Non-Employee Directors - with the exception of the Chairman and Vice Chairman of the Board all other non-employee Directors receive five hundred dollars ($500) per month. Each non-employee director is also compensated with stock options in accordance with the terms of the Company’s Stock Option Plan. Such plan provides for an initial grant of 20,000 stock options upon acceptance to the Board. Additionally, annual grants of 10,000 stock options are awarded for each year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and any committee(s) thereof.

During 2007, a total of 60,000 stock options were granted to non-employee directors as follows:

Director	Number of Options

Howell, Walter A.	20,000
Ireland, Lock	10,000
Landis, Robert	10,000
Loughry, Joseph	10,000
Rossiter, Alan	10,000

Corporate Governance

The role of the Board of Directors (the “Board”) of Global Axcess Corp is to oversee the business and affairs of the Company for the benefit of its stockholders. In addition, the Board considers the interests of its other interested parties, including its employees, customers, suppliers, creditors and the communities in which the Company does business. The Board has adopted corporate governance guidelines, as well as committee charters, to provide a framework for the functioning of the Board and Board Committees. The Corporate Governance Guidelines document has been posted on the Company’s website at www.GlobalAxcess.biz.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of the Company. The document has been posted on the Company’s website at www.GlobalAxcess.biz.

Whistleblower Policy

The Company has adopted a Whistleblower Policy that applies to all officers, directors and employees of the Company. The document has been posted on the Company’s website at www.GlobalAxcess.biz.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2007, other than as discussed below, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2007, failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

During fiscal year 2007, there were Form 4s filed late by John C. Rawlins, Jr. (reporting one transaction), Michael J. Loiacono (reporting two transactions) and George A. McQuain (reporting four transactions).

During fiscal year 2007, there were Form 3s filed late by Walter A. Howell and Heather Webb.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by the Company with respect to the fiscal years ended December 31, 2007 and 2006 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeds $100,000 in the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George A. McQuain - President and CEO, COO	2007	$200,013	$5,815	-	$30,117	(1)	-	-	-	$235,945
	2006	$168,476	-	-	-		-	-	-	$168,476	(2)

Michael J. Loiacono - CFO and CAO	2007	$145,018	$3,614	-	$17,764	(1)	-	-	-	$166,396
	2006	$93,370	-	-	$431	(3)	-	-	-	$93,801	(4)

John C. Rawlins, Jr. - Executive VP Sales	2007	$150,010	-	-	$15,059	(1)	-	-	-	$165,069
	2006	$17,309	-	-	-		-	-	-	$17,309

Heather Webb - VP Operations	2007	$104,694	$2,285	-	-		-	-	-	$106,979
	2006	$75,254	-	-	-		-	-	-	$75,254

(1)
On April 2, 2007, the Board of Directors approved Executive Stock Option grants with respect to 25% of the shares are based on a performance based vesting, 25% are based on a market condition, 12.5% vest on October 2, 2007, 12.5% vest on April 2, 2008, 12.5% vest on April 2, 2009 and 12.5% vest on April 2, 2010.

(2)
On October 10, 2006, the Board of Directors appointed George A. McQuain as President and Chief Executive Officer of the Company and as a director of the Company to fill the vacancy created by the resignations of Messrs. Dodak and Fann.

(3)
The option is exercisable during the term of Michael Loiacono's employment with respect to 25% of the shares six months from the option grant date and the remaining shares thereafter in three equal installments on the anniversary of the option grant date.

(4)	On May 10, 2006 the Board of Directors appointed Michael J. Loiacono as Chief Financial Officer of the Company effective June 1, 2006.

The option awards were valued using the Black Scholes option pricing model assuming a 5 year life, no expected dividend payments, volatility of 140%, forfeiture rate of 0% and a risk free rate of 5%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2007

Option Awards								Stock Awards
Equity Incentive
										Equity	Plan Awards:
					Equity					Incentive	Market or Payout
					Incentive					Plan Awards:	Value
					Plan					Number	of
					Awards:				Market	of	Unearned
		Number	Number		Number			Number	Value of	Unearned	Shares,
		of	of		of			of Shares	Shares or	Shares,	Units or
		Securities	Securities		Securities			or Units	Units of	Units or	Other
		Underlying	Underlying		Underlying			of Stock	Stock	Other Rights	Rights
		Unexercised	Unexercised		Unexercised	Option		That Have	That Have	That Have	That Have
		Options	Options		Unearned	Exercise	Option	Not	Not	Not	Not
		(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Year	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
George A. McQuain - President and CEO, COO	2007	62,500	-	(4)	437,500	$0.32	(4)	-	-	-	-
	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	28,200	(1)	-	$1.30	12/1/2009	-	-	-	-
	2003	-	54,000	(2)	-	$1.70	10/24/2008	-	-	-	-

Michael J. Loiacono - CFO and CAO	2007	31,250	-	(5)	218,750	$0.32	(5)	-	-	-	-
	2006	-	10,000	(3)	10,000	$0.76	3/31/2011	-	-	-	-

John C. Rawlins, Jr. - Executive VP Sales	2007	31,250	-	(6)	218,750	$0.32	(6)	-	-	-	-
	2006	-	-		-	-	-	-	-	-	-

Heather Webb - VP Operations	2007	-	-		-	-	-	-	-	-	-
	2006	-	-		-	-	-	-	-	-	-
	2005	-	-		-	-	-	-	-	-	-
	2004	-	6,200	(7)	-	$1.30	12/1/2009	-	-	-	-
	2003	-	3,000	(8)	-	$1.70	10/24/2008	-	-	-	-

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

(4)
On April 2, 2007, George McQuain received a stock option to purchase 500,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 62,500 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 437,500 vest as follows if employment and performance criteria are met: 62,500 on April 2, 2008 and expire on April 2, 2011; 62,500 on April 2, 2009 and expire on April 2, 2012; 62,500 on April 2, 2010 and expire on April 2, 2013; 125,000 on May 15, 2008 and expire on April 2, 2011; 125,000 on April 2, 2011 and expire on April 2, 2015.

(5)
On April 2, 2007, Michael Loiacono received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.

(6)
On April 2, 2007, John Rawlins received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.

(7)
Option is exercisable during the term of Heather Webb's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 12/1/04 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of these dates following the Initial Vesting Date: February 20, 2005, July 20, 2005, and December 15, 2005. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option.

(8)
Option is exercisable during the term of Heather Webb's employment in four (4) installments of twenty-five percent (25%) of the Shares covered by this Option, the first installment to be exercisable on 10/24/2003 (the "Initial Vesting Date"), with an additional twenty-five percent (25%) of such Shares becoming exercisable on each of the three (3) successive twelve (12) month periods following the Initial Vesting Date. The installments are cumulative (i.e., this option may be exercised, as to any or all Shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration of termination of this option).

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Option Exercise Price ($)	Option Expiration Date	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Walter A. Howell	2007	$2,000	-	$2,577	(10)	$0.29	8/30/2012	-	-	-	$4,577

Lock Ireland	2007	$33,600	-	$6,109	(1)	$0.28	7/10/2012	-	-	-	$39,709
	2006	$15,150	-	$301	(2)	$0.53	7/10/2011	-	-	-	$15,451
	2005	-	-	$847	(3)	$1.45	7/10/2010	-	-	-	$847
	2005	-	-	-	(4)	$1.40	4/8/2010	-	-	-	$0
	2004	-	-	$709	(5)	$2.50	7/11/2009	-	-	-	$709
	2003	-	-	$624	(6)	$1.10	7/10/2008	-	-	-	$624

Robert Landis	2007	$12,000	-	$6,109	(1)	$0.28	7/10/2012	-	-	-	$18,109
	2006	$12,000	-	$301	(2)	$0.53	7/10/2011	-	-	-	$12,301
	2005	-	-	$847	(3)	$1.45	7/10/2010	-	-	-	$847
	2004	-	-	$709	(5)	$2.50	7/10/2009	-	-	-	$709
	2003	-	-	$624	(6)	$1.10	7/10/2008	-	-	-	$624

Joseph Loughry, III	2007	$48,000	-	$3,728	(7)	$0.25	12/16/2012	-	-	-	$51,728
	2006	$16,500	-	-	(8)	$0.35	12/16/2011	-	-	$10,000	$26,500
	2005	-	-	$1,873	(9)	$1.10	12/16/2010	-	-	-	$1,873

George A. McQuain	2007	-	-					-	-	-	-
	2006	-	-					-	-	-	-

Alan Rossiter	2007	$6,000	-	$3,728	(7)	$0.25	12/16/2012	-	-	-	$9,728
	2006	$6,000	-	-	(8)	$0.35	12/16/2011	-	-	-	$6,000
	2005	-	-	$1,873	(9)	$1.10	12/16/2010	-	-	-	$1,873

(1)	2,500 shares vest under this option on July 10, 2007, November 10, 2007, March 10, 2008 and July 10, 2008.
(2)	2,500 shares vest under this option on July 10, 2006, November 10, 2006, March 10, 2007 and July 10, 2007.
(3)	2,500 shares vest under this option on July 10, 2005, November 10, 2005, March 10, 2006 and July 10, 2006.
(4)	12,500 shares vest under this option on April 8, 2005, July 8, 2005, October 8, 2005 and December 15, 2005.
(5)	2,500 shares vest under this option on July 10, 2004, November 10, 2004, March 10, 2005 and July 10, 2005.
(6)	12,500 shares vest under this option on July 10, 2003, November 10, 2003, March 10, 2004 and July 10, 2004.
(7)	2,500 shares vest under this option on December 16, 2007, April 16, 2008, August 16, 2008 and December 16, 2008.
(8)	2,500 shares vest under this option on December 16, 2006, April 16, 2007, August 16, 2007 and December 16, 2007.
(9)	12,500 shares vest under this option on December 16, 2005, April 16, 2006, August 16, 2006 and December 16, 2006.
(10)	5,000 shares vest under this option on August 30, 2007, December 30, 2007, April 30, 2008 and August 30, 2008.

The following list sets forth with respect to the named director, the aggregate number of options outstanding at year end December 31, 2007:

Name	Options

Walter A. Howell	10,000
Lock Ireland	105,000
Robert Landis	55,000
Joseph Loughry, III	32,500
George A. McQuain	144,700
Alan Rossiter	32,500

The option awards were valued using the Black Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility of 145%, forfeiture rate of 0% and a risk free rate of 5%.

Executive Stock Option Grants

Effective April 2, 2007, the Board of Directors of the Company granted 1,000,000 incentive stock options to executive management of the Company. 25% of the stock options under this grant are performance based vesting upon achievement of aggressive financial goals (unrelated to targeted net income). As of December 31, 2007, management does not believe vesting is probable, and accordingly in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," (SFAS 123 (R)), compensation costs have not been accrued for these options as of December 31, 2007.

In addition, 25% of the stock options under the above grant are based on a market condition, exercisable upon achievement of an aggressive Company stock price. In accordance with SFAS 123(R), the effect of the market condition has been reflected in the market value, and the related compensation cost, of these options.

Performance Based Incentive Bonus Plan

Effective fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of operating profits from continuing operations. During the fiscal period ended December 31, 2007 the Company recorded $15,793 of expenses relating to this plan.

Employment Agreements

There were no employment agreements as of December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2008:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name	Number	Percent (1)
Walter A. Howell	10,000	0.05	% (2)
Lock Ireland	310,007	1.48	% (3)
Sharon Jackson	32,600	0.16	% (4)
Robert Landis	95,000	0.45	% (5)
Michael Loiacono	61,250	0.29	% (6)
Joseph M. Loughry, III	153,640	0.73	% (7)
George A. McQuain	164,700	0.79	% (8)
John C. Rawlins, Jr.	41,250	0.20	% (9)
Alan Rossiter	35,000	0.17	% (10)
Heather Webb	11,422	0.05	% (11)

All executive officers and directors as a group (10 persons)	914,869	4.36%

Other 5% owners:

BFS U.S. Special Opportunities Trust PLC	2,920,000	13.92	% (12)
Rennaissance U.S. Growth Investment Trust PLC	2,860,000	13.64	% (13)
Barron Partners, LP	2,400,000	11.44	% (14)
Rennaissance Capital Growth & Income Fund III, Inc.	2,020,000	9.63	% (15)
Doucet Capital, LLC	1,905,489	9.09	% (16)

Total	13,020,358	62.08%

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of January 15, 2008 pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain rights of the securities.

(1)	Based on 20,973,924 shares of common stock outstanding as of February 13, 2008.

(2)	Included are 10,000 stock purchase options exercisable at $0.29 per share.

(3)
Included are 184,007 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $2.50 per share, 50,000 stock purchase options exercisable at $1.40 per share, 10,000 stock purchase options exercisable at $1.45 per share, 10,000 stock purchase options exercisable at $0.53 per share, 5,000 stock purchase options exercisable at $0.28 per share, 6,000 stock purchase warrants exercisable at $1.75 per share, 6,000 stock purchase warrants exercisable at $2.50 per share, 6,000 stock purchase warrants exercisable at $5.00 per share, and 3,000 stock purchase warrants exercisable at $1.25 per share.

(4)	Included are 14,200 common shares, 10,000 stock purchase options exercisable at $1.30 per share, and 8,400 stock purchase options exercisable at $1.70 per share.

(5)
Included are 40,000 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $2.50 per share, 10,000 stock purchase options exercisable at $1.45 per share, 10,000 stock purchase options exercisable at $0.53 per share and 5,000 stock purchase options exercisable at $0.28 per share.

(6)	Included are 20,000 common shares, 10,000 stock purchase options exercisable at $0.76 per share and 31,250 stock purchase options exercisable at $0.32 per share.

(7)
Included are 121,140 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $0.35 per share and 2,500 stock purchase options exercisable at $0.25 per share.

(8)
Included are 20,000 common shares, 28,200 stock purchase options exercisable at $1.30 per share, 54,000 stock purchase options exercisable at $1.70 per share and 62,500 stock purchase options exercisable at $0.32 per share.

(9)	Included are 10,000 common shares, 31,250 stock purchase options exercisable at $0.32 per share.

(10)
Included are 2,500 common shares, 20,000 stock purchase options exercisable at $1.10 per share, 10,000 stock purchase options exercisable at $0.35 per share and 2,500 stock purchase options exercisable at $0.25 per share.

(11)	Included are 2,222 common shares, 6,200 stock purchase options exercisable at $1.30 per share and 3,000 stock purchase options exercisable at $1.70 per share.

(12)
Included are 1,553,332 common shares and 1,366,668 stock purchase warrants exercisable at prices ranging from $1.25 to $5.00. The principal business address of BFS U.S. Special Opportunities Trust PLC is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX 75206-1857.

(13)
Included are 1,553,332 common shares and 1,306,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00. The principal business address of Rennaissance U.S. Growth Investment Trust PLC is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX 75206-1857.

(14)
Included are 2,400,000 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00. The principal business address of Barron Partners, LP is 730 Fifth Avenue, 25th floor, New York, NY 10019.

(15)
Included are 953,332 common shares and 1,066,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00. The principal business address of Rennaissance Capital Growth & Income Fund III, Inc. is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX 75206-1857.

(16)	Included are 1,905,489 common shares. The principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS

(a)	INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description Herewith

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp - As Amended (incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (1).

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (1).

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (1).

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (1).

4.7	Subsidiary Guarantee dated October 27, 2005 (1).

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (1)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (1).

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (1).

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (1).

4.12	Form of Subscription Agreement dated November 8, 2005 (2).

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (2).

4.14	Consolidated Renewal Promissory Note dated September 28, 2007 issued by the Company to Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (Incorporated by reference to form 10KSB filed with the SEC on April 16, 2002).

10.2	Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (1).

10.3	Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (3).

10.4	Cash Provisioning Agreement, dated November 24, 2006, by and between Genpass Technologies, LLC and Nationwide Money Services, Inc. (incorporated by reference to Form 8-K filed February 1, 2007).

10.5	Office Lease with Surburban Owner LLC (incorporated by reference to Form 8-K filed March 27, 2007).

10.6	Net Enterprise Value Special Transaction Plan (incorporated by reference to Form 8-K filed June 14, 2007).

10.7	Shareholder Agreement with Industrial Electronic Investments Limited for sale of Cash Axcess Corporations (Proprietary) Limited.

10.8	Separation Agreement and Release by and between the Company and Michael Dodak (incorporated by reference to Form 8-K filed October 11, 2006).

10.9	Separation Agreement and Release by and between the Company and David Fann (incorporated by reference to Form 8-K filed October 11, 2006).

21.1	List of Subsidiaries:
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

Audit Fees. The aggregate fees billed by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2007 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year 2007 were $38,680. Total unbilled fees by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2007 were $66,520. The aggregate fees billed by KRMT for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2006 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2006 were $163,221.

Audit Related Fees. The Company did not engage KRMT to provide professional services to the Company regarding audit related fees during the fiscal year ended December 31, 2007. The aggregate fees billed by KRMT and Weinberg & Company, P.A., the Company’s previous Independent Registered Public Accounting Firm, for professional services rendered to the Company regarding audit related fees during the fiscal year ended December 31, 2006 were $11,200.

Tax Related Fees. During the fiscal years ended December 31, 2007 and 2006, there were no fees billed by KRMT for tax related services.

All Other Fees. During the fiscal year ended December 31, 2007, there were $5,542 of fees billed by KRMT for work related to Sarbanes-Oxley and for review of the Company’s SB-2 filing. There were $1,435 of fees billed by KRMT for services rendered to the Company during the fiscal year ended December 31, 2006 for work preformed related to providing information to attorneys on litigation matters.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The audit committee approved all fees incurred by the Company from KRMT in 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ GEORGE A. MCQUAIN
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 4th day of March, 2008.

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

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

Report of Independent Registered Public Accounting Firm	1

Consolidated financial statements

Consolidated balance sheet as of December 31, 2007	2

Consolidated statements of income for the years ended
December 31, 2007 and 2006	3

Consolidated statements of stockholders’ equity
for the years ended December 31, 2007 and 2006	4

Consolidated statements of cash flows for the years ended
December 31, 2007 and 2006	5

Notes to consolidated financial statements
as of December 31, 2007	7

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Global Axcess Corp:

We have audited the accompanying consolidated balance sheet of Global Axcess Corp and Subsidiaries as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.
Certified Public Accountants
Clearwater, Florida
March 5, 2008

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$540,161
Accounts receivable, net of allowance for doubtful accounts of $23,797	924,629
Inventory	235,597
Prepaid expenses and other current assets	141,348
Total current assets	1,841,735

Fixed assets, net	5,580,882

Other assets
Merchant contracts, net	12,057,638
Intangible assets, net	4,165,491
Deferred tax asset - non-current	339,800
Other assets	15,139

Total assets	$24,000,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,361,635
Notes payable - related parties - current portion, net	20,695
Note payable	25,000
Senior lenders' notes payable -current portion, net	600,000
Capital lease obligations - current portion	961,046
Total current liabilities	4,968,376

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,317,180
Senior lenders' notes payable -long-term portion, net	4,757,377
Capital lease obligations - long-term portion	823,489
Total liabilities	11,866,422

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued, 20,973,924 outstanding	21,022
Additional paid-in capital	22,453,584
Accumulated deficit	(10,328,377)
Treasury stock; 47,862 shares of common stock at cost	(11,966)
Total stockholders' equity	12,134,263
Total liabilities and stockholders' equity	$24,000,685

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006

Revenues	$21,750,897	$21,437,125

Cost of revenues	12,705,636	12,405,270
Gross profit	9,045,261	9,031,855

Operating expenses
Depreciation and amortization	2,262,551	2,359,455
Impairment of long-lived assets	-	1,329,396
Selling, general and administrative	5,279,101	6,839,003
Restructuring charges	-	757,811
Impairment of notes receivable	5,743	817,607
Recovery of bad debts	(100,000)	-
Stock compensation expense	87,181	(11,698)
Other expense	-	450,000
Total operating expenses	7,534,576	12,541,574
Operating income (loss) from continuing operations before items shown below	1,510,685	(3,509,719)

Interest expense, net	(1,232,661)	(1,356,407)
Gain (loss) on sale or disposal of assets	(22,517)	21,672
Other non-operating income	-	146,703
Loss attributed to minority interest	-	109,351
Income (loss) from continuing operations	$255,507	$(4,588,400)
Income (loss) from discontinued operations, net of tax	$175,000	$(275,937)
Net Income (loss)	$430,507	$(4,864,337)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)

Weighted average common shares outstanding:
Basic	20,988,348	20,996,013
Diluted	20,988,348	20,996,013

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, December 31, 2005	20,970,886	$20,971	$22,345,398	$(5,796,469)	$-	$16,569,900

Stock warrants exercised	40,900	41	20,409	-	-	20,450

Exercise of stock options	10,000	10	3,490	-	-	3,500

Warrant repricing	-	-	8,803	-		8,803

Other	-	-	-	(98,078)		(98,078)

Stock compensation expense	-	-	(11,697)	-	-	(11,697)

Net loss	-	-	-	(4,864,337)	-	(4,864,337)

Balances, December 31, 2006	21,021,786	$21,022	$22,366,403	$(10,758,884)	$-	$11,628,541

Settlement of note receivable through receipt of treasury stock (47,862 shares)	(47,862)	-	-	-	(11,966)	(11,966)

Stock compensation expense	-	-	87,181	-	-	87,181

Net income	-	-	-	430,507	-	430,507

Balances, December 31, 2007	20,973,924	$21,022	$22,453,584	$(10,328,377)	$(11,966)	$12,134,263

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31
	2007	2006

Cash flows from operating activities:
Income (loss) from continuing operations	$255,507	$(4,588,400)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	87,181	(2,894)
Depreciation and amortization	2,262,551	2,359,455
Amortization of capitalized loan fees	66,975	73,786
Impairment of long-lived assets	-	1,329,396
Allowance for doubtful accounts	(36,240)	162,489
Non-cash interest expense on swap agreement with senior lender	48,551	3,705
Accretion of discount on notes payable	165,987	168,182
Impairment of notes receivable	5,743	817,607
Loss on sale or disposal of assets	22,517	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	26,220	436,187
Change in accounts receivable	300,491	73,164
Change in other receivable	15	(15)
Change in inventory	164,881	(383,578)
Change in prepaid expenses and other current assets	93,969	59,868
Change in other assets and deferred revenue	(383)	(50,048)
Change in intangible assets, net	(10,635)	(11,450)
Change in accounts payable and accrued liabilities	(878,002)	1,537,741
Change in automated teller machine vault cash payable	(26,220)	(436,187)
Net cash provided by continuing operating activitities	2,549,108	1,549,008
Discontinued operations
Net income (loss)	175,000	(275,937)
Gain on sale of subsidiary	-	(71,507)
Adjustments to reconcile net income (loss) to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	(175,000)	-
Depreciation	-	62,162
Loss attributed to minority interest		(109,351)
Change in accounts receivable	-	(38,822)
Change in accounts payable and accrued liabilities	-	35,105
Change in inventory, prepaid expenses and other current assets	-	(20,358)
Net cash used in discontinued operating activities	-	(418,708)
Net cash provided by continuing and discontinued operating activities	2,549,108	1,130,300

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	951,223
Proceeds from other receivable related to sale of subsidiary	175,000	-
Insurance proceeds on disposal of fixed assets	47,180	-
Costs of acquiring merchant contracts	(273,628)	(134,663)
Purchase of property and equipment	(869,935)	(826,447)
Proceeds from merchant contract escrow reimbursement	-	265,160
Net cash provided by (used in) investing activities for continuing operations	(921,383)	255,273
Net cash used in investing activities for discontinued operations	-	(86,756)
Net cash provided by (used in) investing activities	(921,383)	168,517

Cash flows from financing activities:
Proceeds from issuance of common stock	-	23,950
Proceeds from senior lenders' notes payable	100,000	500,000
Principal payments on senior lenders' notes payable	(658,333)	(2,070,832)
Principal payments on notes payable	(25,000)	(98,756)
Principal payments on notes payable - related parties	(18,472)	(16,486)
Principal payments on capital lease obligations	(1,239,603)	(1,142,890)
Net cash used in financing activities	(1,841,408)	(2,805,014)
Effect of exchange rate fluctuation on cash in discontinued operations	-	(98,078)
Decrease in cash	(213,683)	(1,604,275)
Cash, beginning of period	753,844	2,358,119
Cash, end of the period	$540,161	$753,844

Cash paid for interest	$931,357	$1,134,406

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION
The significant non-cash investing and financing activities of the Company were as follows:

Investing activities:
Purchase of assets under capital lease obligations	$110,505	$1,176,216
Sale of subsidiary, see schedule below:	-	1,445,341
Total non-cash investing activities	$110,505	$2,621,557

Financing activities
Stock issued for compensation	$87,181	$(2,894)
Modification of debt and warrant repricing	-	8,803
Discount of notes payable	165,987	168,182
Total non-cash financing activities	$253,168	$174,091

Settlement of note receivable through issuance of treasury stock:
Note receivable	$(17,709)	$-
Impairment of notes receivable	5,743	-
Repurchase of treasury stock, 47,862 shares of common stock at cost	$(11,966)	$-

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$-	$745,341
Total purchase price	$-	$745,341

Minority interest	-	189,932
Deferred gain on sale	-	555,409
	$-	$745,341

Cash proceeds from sale of remaining 50% ownership in subsidiary	$-	$525,000
Note received	-	175,000
Total purchase price	$-	$700,000

Balance sheet at time of sale
Cash	$-	$319,118
Automated teller machine vault cash	-	657
Accounts receivable	-	51,093
Prepaid expenses and other current assets	-	9,006
Fixed assets	-	602,757
Inventory	-	142,614
Minority interest	-	(80,581)
Accounts payable	-	(35,105)
Automated teller machine vault cash payable	-	(657)
Deferred gain on sale	-	(555,409)
	-	453,493
Deferred gain on sale of subsidiary	-	175,000
Gain on sale of subsidiary	-	71,507
	$-	$700,000

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc. and EFT Integration Inc., is an independent provider of Automated Teller Machine ("ATM") services. The Company also had a wholly owned subsidiary, Cash Axcess Corporation (Proprietary) Limited, which provided ATM services in South Africa. This subsidiary was sold in fiscal year 2006. The Company’s fiscal year ended December 31, 2007.

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

Principles of consolidation - The consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries: Nationwide Money Services, Inc., EFT Integration, Inc., and Cash Axcess Corporation (Proprietary) Limited. See Financial Footnote #4 “Discontinued Operations” referring to subsidiaries included as discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications were made to the 2006 consolidated statement of income to conform to 2007 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity.

Merchant contract concentration – The Company contracts the locations for its ATMs with various merchants. As of December 31, 2007, the Company has approximately 4,335 active ATMs, of which approximately 612 machines are contracted through a single merchant. Revenues from this merchant were approximately 21.4% and 23.1% of total fees from continuing operations for the fiscal year ended December 31, 2007 and 2006, respectively.

Use of estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue recognition – Transaction service and processing fees are recognized in the period that the service is performed. The Company receives two types of fees: surcharge/convenience fees paid by consumers utilizing certain ATMs owned or managed by the Company; and interchange fees paid by their banks. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. ATM sales revenue is recognized when the ATM is shipped and installed. Revenue from managing ATMs for others is recognized each month when the services are performed.

Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrade ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service, if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service, if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service, if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At December 31, 2007, the Company's inventory totaled $235,597.

Accounts Receivable – The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of December 31, 2007, the Company reserved $23,797 as an allowance for doubtful accounts against the accounts receivable of $948,426.

Fixed assets – Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which generally range from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the life of the asset. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property improvements and renewals are capitalized, if they extend the useful life of the related asset. Upon the sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain (loss) on sale of assets.

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

Assets Held for Sale – ATMs and related software components which are not currently in service are classified as assets held for sale, until such time either the machine is installed or reinstalled and in service, sold, or deemed to be impaired. Once in service, each ATM is reclassified as a fixed asset and depreciated using the remaining estimated useful life of the machine. Any ATM and related software components classified as fixed assets held for sale and then sold would be considered a disposal group and a gain or loss on the sale would be recorded. During fiscal year 2006, the Company reviewed the Assets Held for Sale for impairment and found the assets held for sale to be impaired. The Company accounted for the impairment in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets”. During the fiscal year ended December 31, 2006, the Company recorded approximately $1.3 million of impairment of long-lived assets, and of that amount, $485,315 related to impairment of assets held for sale.

Lease Committments – The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $237,639 and $323,735 for the years ended December 31, 2007 and 2006, respectively. The Company is also party to various capital leases for ATMs and related components. The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly. The capital lease obligation is recorded and amortized over the life the of the lease.

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

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment and capitalized software development, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value. During the fiscal years ended December 31, 2007 and 2006, the Company recorded impairment charges of long-lived assets of approximately $0 and $1.3 million, respectively.

Fair value of financial instruments - The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at December 31, 2007, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per share - In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock.

Reverse Stock Split - Effective April 28, 2005, the Company implemented a one-for-five reverse split of its outstanding common stock. All information regarding share and per share amounts have been adjusted within the consolidated financial statements to reflect the reverse stock split.

Income taxes – The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years. During the past two fiscal years ending December 31, 2007 and 2006, the amount of research and development costs, which were borne entirely by the Company, amounted to $0 and $275,937, respectively.

Repairs and maintenance costs – Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Performance Based 401k Contribution Plan – Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its Net Income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the fiscal year ended December 31, 2007 the Company recorded $7,917 of expenses relating to this plan.

Stock-based compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock based compensation expense is included in operating expenses in the consolidated statements of income.

Off Balance Sheet Arrangements – We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations.

Recent accounting pronouncements – In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of the beginning of its 2007 fiscal year. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more than likely not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets for the 2007 fiscal year.

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

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, beginning in fiscal year 2009, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

On October 28, 2005, the Company acquired approximately 1,590 automated teller machines ("ATM") processing merchant contracts, ATM placement agreements, ATMs and ATM related equipment from Amer-E-Com Digital Corporation, a Florida corporation ("AECD") pursuant to the Asset Purchase Agreement dated as of October 28, 2005 between the Company and AECD. The purchase price for the acquisition was $5,527,256 in cash of which $4,775,191 was paid on closing and $752,065 was held in escrow (the "Holdback"). The transaction was funded from the financing provided by Wachovia Bank and CAMOFI Master Fund LDC (see Financial Footnote #13 “Senior Lenders’ Notes Payable”). As of December 31, 2005, all of the Holdback was in escrow. During fiscal 2006, it was determined that certain contract contingencies were not met by the seller, and $265,160 of the Holdback was paid back to the Company, with the balance being returned to AECD.

4.	DISCONTINUED OPERATIONS

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited, in a stock arrangement with Industrial Electronic Investments Limited. Under the requirements of FASB Interpretation No. 46(R), this transaction constituted a variable interest for the Company, with the Company being determined as the primary beneficiary. In exchange for 200 additional shares, or 50% of the outstanding shares of Cash Axcess Corporation (Proprietary) Limited, the Company received the equivalent of $745,341 of cash before exchange losses, to be maintained in the accounts of Cash Axcess and used for their own ongoing operations. This sale resulted in the Company recording a $555,409 gain deferral on the sale which was subsequently recorded to the Company’s statement of income upon the sale of the remaining 50% of Cash Axcess Corporation. During the quarter ended September 30, 2006, the Company approved plans to discontinue its South African operation which did not fit within management’s strategic plans. On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity for $700,000. As of December 31, 2006, $175,000 of this amount was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement for a period of six months. Upon the expiration of the six-month escrow period, the remaining balance in the escrow account was paid to the Company. The Company recognized the $175,000 deferred gain on sale upon receipt of the escrowed amounts and the $175,000 is reflected in the Company’s fiscal 2007 financial statements. In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified CAC as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flows. The resulting gain on the sale was as follows:

Sales price		$700,000
Cost basis
Investment, less minority interest	$(812,198)
Other assets transferred	$(196,704)	$(1,008,902)
Deferred escrow deposit		$(175,000)
		$(483,902)
Deferred gain on previous sale		$555,409

Net gain on sale of assets		$71,507

The Company has not allocated interest to discontinued operations. Operating results, of these discontinued operations were as follows:

For the year ended
December 31, 2006

Revenues	$138,138

Cost of revenues	66,442
Gross Profit	71,696

Operating Expenses
Depreciation and amortization	62,162
Selling, general and administrative	356,978
Total operating expenses	419,140

Loss from operations	(347,444)

Gain on sale of assets	71,507

Net loss	$(275,937)

A summary of both sales is as follows:

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$745,341
Total purchase price	$745,341

Minority interest	189,932
Deferred gain on sale	555,409
$745,341

Cash proceeds from sale of remaining 50% ownership in subsidiary	$525,000
Note received	175,000
Total purchase price	$700,000

Balance sheet at time of sale
Cash	$319,118
Automated teller machine vault cash	657
Accounts receivable	51,093
Prepaid expenses and other current assets	9,006
Fixed assets	602,757
Inventory	142,614
Minority interest	(80,581)
Accounts payable	(35,105)
Automated teller machine vault cash payable	(657)
Deferred gain on sale	(555,409)
453,493
Deferred gain on sale of subsidiary	175,000
Gain on sale of subsidiary	$71,507
700,000

5.	IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

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

			$1,329,396

Business Restructuring Costs

During the quarter ended September 30, 2006, the Company evaluated its business plan and developed a plan for business reorganization. Included in this business-reorganization plan was the decision to sell its South African Variable Interest Entity (Under the requirements of FASB Interpretation No. 46(R), the Company has a variable interest in this entity, with the Company being determined as the primary beneficiary), Cash Axcess Corporation (Proprietary) Limited (“CAC”) (see Financial Footnote #4 “Discontinued Operations”); the decision to shut down the aforementioned switching platform and migrate to third party vendor for processing (see above); the decision to reevaluate the plan to reinstall assets held for sale back into service (see above); and the decision to reevaluate other ATMs and software for impairment (see above). Additionally, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2006 the amount of restructuring charges accrued was $484,345. As of December 31, 2007 the amount of restructuring charges accrued was $141,313.

6.	INVENTORY

Inventory consists of the following as of December 31, 2007:

Parts and supplies	$34,661
Automated teller machines	113,200
Triple DES Upgrades	87,737
Inventory	$235,597

7.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007:

Automated teller machines (A)	$8,725,288
Furniture and fixtures	443,109
Computers, equipment and software (A)	2,022,375
Automobiles	275,679
Leasehold improvements	72,533
11,538,984
Less: accumulated depreciation and amortization (B)	5,958,101
Fixed assets, net	$5,580,882

(A)	See Financial Footnote #14 “Capital Lease Obligations” for ATMs and computers held under capital leases.
(B)	Depreciation expense from continuing operations for the years ended December 31, 2007 and 2006 was: $1,536,617 and $1,653,862, respectively.

8.	INTANGIBLE ASSETS AND MERCHANT CONTRACTS

The following table summarizes Intangible assets and merchant contracts at December 31, 2007:

		Accumulated
	Gross Carrying Value	Amortization	Net
Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	$338,727	$194,595	$144,132
Merchant contracts	$14,656,831	$2,599,193	$12,057,638
Total Intangible assets and merchant contracts	$19,185,203	$2,962,074	$16,223,129

The Company recorded amortization expense of $725,934 and $705,593, for the years ended December 31, 2007 and 2006, respectively. The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts, is expected to be as follows:

2008	$765,521
2009	$765,521
2010	$765,521
2011	$743,101
2012	$678,929

The Company has no intangible assets, other than goodwill, that are not subject to amortization.

9.	NOTES RECEIVABLE

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price. On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. The Company sent a default notification letter on August 2, 2006 and EPS had thirty days to cure the default. EPS failed to make any payment , therefore the Company determined that it was unlikely that the purchaser would repay the note and increased the reserve by $778,360 during the year ended December 31, 2006, which together with the previous reserve, reduced the carrying value to zero. On June 29, 2007, the Company settled all claims against EPS in exchange for a payment of $100,000. Additionally, in the event EPT is sold or merged into another entity within 3 years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment. During the fiscal period ended December 31, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note was amended to extend the term to February 2007. The amount remaining on the note as of March 31, 2007 was $99,895. The promissory note was collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve due to the declining stock price of the Company. The 47,862 shares of Company stock held as collateral on this note were returned to the Company on April 20, 2007 as settlement of this note. The Company recorded the $11,966 market value of the returned 47,862 shares of stock as Treasury stock. The settlement of this note resulted in an impairment of notes receivable charge of $5,743 recorded during the fiscal year ended December 31, 2007.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 are as follows:

Accounts payable	$901,894
Accrued commissions/residual payments	1,157,608
Accrued cost of cash and cash replenishment expenses	431,302
Accrued payroll	303,545
Accrued severance	141,313
Accrued audit fees	89,269
Accrued interest	56,852
Accrued legal fees	15,000
Other	264,853

Accounts payable and accrued liabilities	$3,361,635

11.	NOTES PAYABLE – RELATED PARTIES

As of December 31, 2007, notes payable - related parties consist of the following:

Promissory note in the amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$143,293

Subordinated unsecured debentures of $1,225,000 provided by certain stockholders with interest only payments made quarterly at a rate of 9%, with balloon payments due October 28, 2010, net of discounts and fees of $30,418	1,194,582

1,337,875
Less: current portion	20,695

Long-term portion of notes payable - related parties	$1,317,180

As of December 31, 2007, principal payments due on the notes payable – related parties are as follows:

2008	$20,695
2009	23,186
2010	1,250,978
2011	23,186
2012	25,978
Thereafter	24,270
$1,368,293

Less discount	(30,418)
Total	$1,337,875

12.	NOTE PAYABLE

As of December 31, 2007, note payable consists of the following:

The Company entered into a promissory note with a non-related party. The note originally matured on September 30, 2007 but was extended to January 2008. Interest rate on the note is 4%.	$25,000

13.	SENIOR LENDERS’ NOTES PAYABLE

Senior lenders’ notes payable consist of the following at December 31, 2007:

(a) Wachovia Bank – Fourth Amended and Restated Loan Agreement	2,200,000
(b) CAMOFI Master LDC, net of warrant valuation discounts of $442,623	3,057,377
(c) Haven Trust Bank	100,000
$5,357,377

Less: current portion	$600,000

Senior lenders’ notes – long term portion, net	$4,757,377

(a)   On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment (see Financial Footnote #3 “Acquisition of Assets” above), the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company is required to make monthly payments of $50,000 plus accrued interest, which commenced in November 2005. In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property. On September 28, 2007, the Company entered into a Fourth Amended and Restated Loan Agreement with Wachovia Bank. Concurrent with the execution of the Fourth Restated Loan Agreement, the Company issued a Consolidated Renewal Promissory Note on September 28, 2007. The Renewal Promissory Note consolidated the promissory note dated October 27, 2005 in the original principal amount of $3,000,000 and with a September 28, 2007 balance of $1,850,000 and the revolving line of credit dated June 22, 2005 with a September 28, 2007 principal amount of $500,000. Pursuant to the terms of the Fourth Restated Loan Agreement certain required financial covenants have been modified from the Third Amended and Restated Loan Agreement. The Company is now required to maintain a debt service coverage ratio of 1.00 to 1.00 on or before December 31, 2007, and of not less than 1.25 to 1.00 at all times thereafter. Further, the Company is now required to maintain a senior funded debt to EBITDA ratio of not more than 1.50 to 1.00 on or before December 31, 2007, and of not more than 1.25 to 1.00 at all times thereafter. In addition, the Company is now required to maintain a senior liabilities to effective net worth ratio of not more than 2.75 to 1.00 on or before September 30, 2007, of not more than 2.50 to 1.00 after September 30, 2007, and on or before December 31, 2007, of not more than 2.25 to 1.00 after December 31, 2007, and on or before June 30, 2008, and of not more than 2.00 to 1.00 at all times thereafter. As of December 31, 2007 the Company was in compliance with all covenants. All outstanding principal and interest is payable in full in August 2011.

        The Company has entered into an interest rate swap related to this senior lender notes payable. The swap exchanges the variable rate of Prime plus 1%, for a fixed rate of interest at 9%. The Company’s interest rate swap has not been designated as a hedging instrument. The Company’s policy is to record the change in fair value as an increase or decrease to interest expense in the accompanying consolidated statements of income. The change in fair value of the swap resulted in interest expense of $48,551 and $3,705 for fiscal years ending December 31, 2007 and 2006, respectively.

(b)
On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment (see (b) above), the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor" and ”CAMOFI”) for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of its common stock. The obligations under the Note are subordinated to Wachovia. The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinated to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The allocation of the proceeds between the Note and the Warrant was based upon the relative fair value of each security. The Black-Scholes Model was used to determine the fair value of the Warrant. The Warrant was assigned a fair value of $772,816 which has been recorded as a discount to the Note. Due to the terms and value of the excercise and convertible prices there is no significant beneficial conversion feature. On December 13, 2007, the Company received a declaration of default from CAMOFI relating to this note. See Financial Footnote # 17 ”Legal Proceedings” for further detail of this declaration of default.

(c)
On December 27, 2007, the Company entered into a line of credit loan from Haven Trust Bank in Ponte Vedra Beach, Florida. The loan is an interest only loan at an interest rate of 8.25%. In addition, the Company granted Haven Trust security interest in certain of its assets. All outstanding principal and interest is payable in full on January 27, 2009.

As of December 31, 2007, principal payments due on the senior lenders’ notes payable are as follows:

2008	$600,000
2009	700,000
2010	4,100,000
2011	400,000
2012 and thereafter	-
$5,800,000

Less discount	(442,623)
Total	$5,357,377

14.	CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $1,784,535 require minimum monthly lease payments ranging from $30 to $15,637 with interest rates ranging between 3.73% and 23.00%. The majority of the capital lease agreements, which total approximately 75% of our December 31, 2007 balances, are at interest rates at or below 12.11%. The future minimum lease payments required under capital lease obligations as of December 31, 2007, are as follows:

2008	$1,094,561
2009	564,256
2010	318,866
2011	13,797
2012	-
1,991,480
Less: amount representing interest	206,945
Present value of minimum lease payments	1,784,535
Less: current portion of capital lease obligations	961,046

Total	$823,489

Equipment leased under capital leases as of December 31, 2007, totals $2,311,412, which is net of accumulated depreciation of $1,453,733.

15.	OTHER OPERATING EXPENSE AND OTHER NON-OPERATING INCOME

In fiscal year 2006, the Company incurred other operating expenses of $450,000 which related to legal fee expenses and reserves in connection with the James Collins legal claim and EFMARK claim settlement (See Financial Statement Footnote #17 “Legal Proceedings”).

Also, in fiscal 2006, the Company recorded other non-operating income of $146,703. During fiscal 2006, the Company determined that $146,703 of prior period fees had accumulated which had not been recognized as revenue, and as such, the amount was recognized as other non-operating income during the fourth quarter ended December 31, 2006.

16.	COMMITMENTS AND CONTINGENCIES

Leased facilities - Commencing May 2007, the Company entered into an Office Lease with Suburban Owner LLC to lease facilities located at 7800 Belfort Parkway, Suite 165, Jacksonville, FL, 32256. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,545, for the second year is $7,773, for the third year is $8,007, for the fourth year is $8,246 and for the final period through the end of the term is $8,494. The Company entered into a new office lease in Texas which commenced February 1, 2005, and had a term of two years, at which time it became a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease through 2007 and a facility in Georgia which had a lease through October 2007 and which is also now on a month to month term. Additionally, in 2006 the Company opened a small sales office in Kentucky which had a lease through September 2007 which has been renewed through September 2008. The Company also has various operating leases for computers and equipment. Rental expense under operating leases aggregated $237,639 and $323,735 for the years ended December 31, 2007 and 2006, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

2008	$141,604
2009	113,742
2010	110,770
2011	107,861
2012	59,652

Total	$473,976

17.	LEGAL PROCEEDINGS

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

Beginning in or around October, 2005, Nationwide Money Services, Inc. (“Nationwide”) has filed suit against various merchants located in several states, alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants and has received settlement payments from one merchant but has yet to receive any other settlements. The Company recognizes revenue on breached contracts when cash is received and the Company has not recognized any revenue on these breached contracts during the fiscal years ended December 31, 2007 and 2006. The Company expresses no opinion as to the likelihood of success or potential amount of recovery in these matters.

On or about July 26, 2006, Nationwide Money Services, Inc. (“Nationwide”) filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. Nationwide is currently taking steps to perfect a default judgment against ATMs R Us in accordance with Georgia law. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the fiscal periods ended December 31, 2007 and 2006 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Financial Footnote #9 “Notes Receivable”). The Company subsequently brought suit against EPS and its principal. On June 29, 2007, the Company settled all claims against EPS and Mr. Graham in exchange for the payment of $100,000 from the defendants. In the event EPT is sold or merged into another entity within 3 years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment from the defendants. During the fiscal period ended December 31, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

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

On September 29, 2006, the Company was served with process by Renaissance US Growth Investment Trust PLC ("Renn") and BFS US Special Opportunities Trust PLC ("BFS" and collectively with Renn, the "Plaintiffs"), two investors and shareholders of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida, Plaintiffs allege breach of contract, fraud, and negligent misrepresentation. The Plaintiffs sought monetary damages, attorney fees and rescission of their investment in the amount of $1,500,000 based on the Company's restatement of its earnings for the 2nd and 3rd quarters of 2005. The Company denied any and all allegations of wrongdoing and vigorously defended such action. During fiscal year 2006, the Company recorded a $200,000 expense accrual for what it deemed to be probable legal expenses defending this claim. The Company believed that all legal expenses exceeding $200,000 would be covered under the Company’s Directors and Officers insurance policy. As of June 30, 2007 the remaining balance of that accrual was approximately $31,750. On June 7, 2007, the Company filed a Counterclaim against Renn and BFS in the Circuit Court of the Seventh Judicial Circuit in and for St. John's County, Florida. At all material times related to this litigation, the Renn and BFS funds were advised and managed by an investment company called RENN Capital Group, Inc. (“RENN Cap”). In the Counterclaim the Company alleged Renn and BFS, separately and together with RENN Cap, conspired with a former board member, in breach of his fiduciary duties as a director of the Company, to obtain confidential information regarding the Company and subsequently used and exploited such confidential information in litigation against the Company. By substantially assisting and encouraging the former board member to obtain and use such information in breach of his fiduciary duties, Renn and BFS aided and abetted the former board member in the breach of his fiduciary duty. On August 2, 2007 the Company reached a settlement with Renn, the terms of which are confidential. The settlement resulted in no additional costs to the Company nor any recovery amounts. The total legal fees paid in connection with this claim amounted to $200,000.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc., vs DELTACOM, Inc., f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc. has alleged that between January of 2002 and October of 2006, Deltacom, Inc., charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc., has claims pending for an accounting and breach of contract seeking to recover amounts overpaid by the Company and seeking other damages. On July 3, 2007, Deltacom, Inc. filed a counterclaim in this lawsuit against EFT Integration, Inc., asserting claims for breach of contract and for open account seeking payment of amounts they claim remain unpaid for communications services provided and to recover credits previously given to EFT Integration, Inc. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the fiscal year ended December 31, 2007 and 2006 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff), a former employee of the Company. In the Complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleges that the Company breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff is seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denies any and all allegations of wrongdoing and intends to vigorously defend such action. On August 30, 2007, the Company filed a Counterclaim against the Plaintiff in which it asserted claims for breach of contract, breach of fiduciary duty, and tortious interference. The Company has a $50,000 accrual recorded at December 31, 2007 in connection with this complaint. The lawsuit was settled on January 31, 2008 (see Financial Footnote #25 “Subsequent Events”).

On or about January 29, 2007, Nationwide Money Services, Inc. (“Nationwide”) filed suit against the Atlanta Retailers Association, LLC (“ARA”) for breach of contract, tortious interference with contractual relations, tortious interference with business relations, punitive damages, and attorneys’ fees and expenses of litigation based upon the ARA’s alleged breach of a preferred vendor agreement with Progressive Ventures, Inc., Nationwide’s successor-in-interest. The ARA answered Nationwide’s complaint, denied all liability, and asserted various counterclaims. In light of pending settlement negotiations, the parties agreed to dismiss the litigation without prejudice and the dismissal was filed with the Court on April 18, 2007. Should settlement negotiations fail, either party has the right to re-institute the litigation. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the fiscal year ended December 31, 2007 and 2006 relating to this matter.

On August 23, 2007, Nationwide Money Services, Inc. filed suit against Resource Express, Inc., in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, Case No. CA 071120 for breach of contract. Nationwide Money Services, Inc. alleges that the Defendant breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties. Nationwide seeks $40,000 in liquidated damages. The Company expresses no opinion as to the likelihood of success or potential amount of recovery relating to this matter, and has not recorded income during the fiscal year ended December 31, 2007 relating to this matter.

On October 19, 2007, the Company was served with process by Camofi Master LDC ("Camofi"), a debt holder of the Company. In the Complaint, filed in the United States District Court in and for the Southern District of New York, Camofi alleges material and negligent misrepresentation of Global Axcess’ financial results relating to the restatement of 2005 earnings that occurred in 2006 and seeks not less than $2,000,000 in damages (actual amount to be calculated at trial) plus all costs and expenses. The Company denied any and all allegations of wrongdoing and intended to vigorously defend such action and did not anticipate a material financial impact due to this matter. In the face of a Motion to Dismiss that the Company filed, Camofi withdrew their negligent misrepresentation claim and sent the below default notification on December 13, 2007.

On December 13, 2007, the Company received a declaration of default and acceleration from CAMOFI Master LDC ("Camofi") relating to the Company's 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the "Note"). The description of the Note and related transaction contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 1, 2005 is hereby incorporated by reference.

The Notice claims that an event of default has occurred under Section 8(a)(iv) of the Note. An event of default under Section 8(a)(iv) of the Note occurs if any representation or warranty made in (i) the Note, (ii) any transaction document related to the Note, (iii) any written statement pursuant to the Note, or (iv) any other report, financial statement or certificate made or delivered to the Investor was untrue or incorrect in any material respect as of the date of the Note.

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company disagrees with all claims that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The Complaint seeks damages of "not less than $4,679,500", however in the event that a court determines that there has been an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable. A February 1, 2009 non-jury trial date has been set in The United States District Court, Southern District of New York. Even though the court date is scheduled for February 2009, the Company is actively seeking to refinance the CAMOFI debt. Since the court date is scheduled for 2009, the Company believes it is unlikely that any resolution of this suit will occur during fiscal 2008, and as such believes that the debt, net of warrant valuation discounts, should continue to be categorized as long-term debt as of December 31, 2007. The Company believes that all legal expenses relating to this litigation will be covered under the Company’s Directors and Officers insurance policy.

Additionally, one significant investor has communicated to us a desire to unwind a financial transaction that took place prior to the 2005 restatement of earnings which would convert company stock back into debt. The Company does not anticipate a material financial impact due to this investor's desire to unwind the transaction.

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

18.	CONSULTING AND EMPLOYMENT AGREEMENTS

As of December 31, 2007, the Company has no significant employment contracts with executive officers of the Company.

The Company had the following significant employment contracts with two executive officers of the Company whose positions were eliminated as part of the Company’s management restructuring during the year ended December 31, 2006 (See Financial Footnote # 5 “Impairment of Long-lived Assets and Business Reorganization Charges”):

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

The former President had a two year employment contract from April 29, 2002 to April 29, 2004, which had been extended under Board and the former President’s approval. The agreement provided him with the following compensation: an annual salary of $200,000; an annual bonus to be determined and awarded by the Compensation Committee; and a 12 month severance agreement. Pursuant to the terms of his severance agreement, the former President agreed to not compete with the Company for a period of five years, solicit the Company’s employees, or utilize the Company’s trade secrets, and as consideration received a payment of $23,692 representing accrued paid time off, $180,552 paid in installments of $15,046 over 12 months, the payment of the lesser of $6,600 or the maximum permitted in matching dollars as per the Company’s 401K Plan and healthcare benefits through September 30, 2007. All severance obligations to the former President have been satisfied.

19.	CONVERSION OF NETWORK PROCESSING

On November 24, 2006, Global Axcess Corp (the “Company”) signed a Cash Provisioning Agreement with Genpass Technologies, LLC (“Genpass”), which was effective August 11, 2006, pursuant to which Genpass will provide vault cash for the Company’s wholly-owned subsidiary’s ATMs as well as cash management and ATM monitoring on an outsourced basis.

20.	COMMON STOCK

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

21.	INCOME TAXES

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

	2007	2006
Deferred tax assets:
Arising from operating loss and credit carryforwards	$8,719,407	$8,186,023
Valuation allowance	(5,413,703)	(4,992,474)
Deferred tax assets	$3,305,704	3,193,550
Deferred tax liability:
Arising from accumulated depreciation and amortization	2,965,904	2,853,750
Deferred tax liability	2,965,904	2,853,750
Net deferred tax asset	339,800	339,800
Current portion	-	-
Non-current portion	339,800	339,800
Net deferred tax asset	$339,800	$339,800

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:
Federal Income Tax Rate	-34.00%	-34.00%
State Income Tax Rate, net of federal tax effect	-0.78%	0.07%
Non-taxable losses from foreign jurisdictions	0.00%	0.00%
Permanent items	-2.35%	-12.32%
Change in valuation allowance	37.13%	46.25%
Effective tax rate	0.00%	0.00%

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2007 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2007, the Company has net operating loss carryforwards remaining of approximately $22,969,986 that may be offset against future taxable income through 2027. As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

22.	NET INCOME PER COMMON SHARE

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. No such conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock. The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Numerator
Income (loss) from continuing operations	$255,507	$(4,588,400)
Income (loss) from discontinued operations	$175,000	$(275,937)
Numerator for diluted income (loss) per share available to common stockholders	$430,507	$(4,864,337)

Denominator
Weighted average shares	20,988,348	20,996,013
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-
Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	20,988,348	20,996,013

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	$0.01	$(0.01)
Net Income (loss) per common share	$0.02	$(0.23)
Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations Net Income (loss) per common share	$0.01	(0.01)
	$0.02	$(0.23)

23.	STOCK OPTIONS AND WARRANTS

Stock options

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”) and 2004 Stock Incentive Plan (the “2004 Plan”), which provides the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2007, options to purchase 770,677 shares of common stock were available for future grants under the 2002 Plan and 722,550 shares of common stock were available for future grants under the 2004 Plan. As of December 31, 2007, 1,493,227 shares of common stock were reserved for stock options granted and 0 shares were reserved for warrants to purchase common stock.

Options granted under our 2002 and 2004 plans generally have a three-year vesting period and expire five years after grant. Most of our stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Upon exercise of stock options, we issue new shares of our common stock (as opposed to using treasury shares). All options granted pursuant to the plans shall be exercisable at a price not less than the fair market value of the common stock on the date of grant.

The Plan is administered by the Company's Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the plans. In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan

During the years ended December 31, 2007 and 2006, the Company granted stock options totaling 1,060,000 and 60,000 shares of its common stock, with a weighted average strike price of $0.32 and $0.55 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. The following table summarizes the Company’s stock options activity under compensation plans:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Balance, December 31, 2005	1,933,350	$1.43
Options granted	60,000	0.55
Options cancelled	—	—
Options expired	(1,009,125)	1.46
Options exercised	(10,000)	0.35
Balance, December 31, 2006	974,225	$1.35
Options granted	1,060,000	0.32
Options cancelled	—	—
Options expired	(373,325)	1.08
Options exercised	—	—

Balance, December 31, 2007	1,660,900	$0.75

The following table summarizes information about options outstanding and exercisable at December 31, 2007:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Options Outstanding	Contractual Life Years	Exercise Price	Options Excercisible	Exercise Price
$0.25- $0.33	1,060,000	4.28 years	$0.32	150,000	$0.31
$0.34	-	-	-	-	-
$0.35-$5.70	600,900	1 year	$1.44	580,800	$1.45
Totals	1,660,900		$0.75	730,800	$1.22

	Exercise Price Equals,
Number of Remaining	Exceeds or is Less than	Weighted Average	Range of	Weighted Average
Options Granted	Market Value as of 12/31/07	Exercise Price	Exercise Price	Fair Value

1,060,000	Less than	$0.32	$0.25 - $0.32	$336,400
-	Equals	$-	$-	$-
600,900	Exceeds	$1.44	$0.53 - $5.70	$866,275
1,660,900

Stock warrants. The following table summarizes the Company’s stock warrant activity:

	Number	Weighted
	Of	Average
	Warrants	Exercise Price
Balance, December 31, 2005	11,877,960	$2.67
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(20,000)	0.50
Warrants exercised	(40,900)	0.50

Balance, December 31, 2006	11,817,060	$2.68
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(4,284,200)	3.04
Warrants exercised	—	—

Balance, December 31, 2007	7,532,860	$2.48

The following table summarizes information about warrants outstanding and exercisable at December 31, 2007:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Warrants Outstanding	Contractual Life Years	Exercise Price	Warrants Excercisible	Exercise Price
$1.25	382,856	1.2	$1.25	382,856	$1.25
$1.75	4,350,002	1.4	$1.75	4,350,002	$1.75
$2.50	1,400,001	1.1	$2.50	1,400,001	$2.50
$5.00	1,400,001	1.1	$5.00	1,400,001	$5.00
	7,532,860		$2.48	7,532,860	$2.48

24.	RELATED PARTY TRANSACTIONS

None.

25.	SUBSEQUENT EVENTS

On January 31, 2008, Global Axcess Corp, a Nevada corporation (the "Company"), settled the lawsuit that Robert Colabrese, a former employee of the Company ("Colabrese"), commenced on December 26, 2006. In connection with the settlement, the Company entered into a settlement agreement with Colabrese and a limited release with Cardtronics, LP., Colabrese's current employer. The Company does not believe that the obligations of the Company pursuant to either of the agreements are material to the Company. As a result of the settlement, all claims and counterclaims will be dismissed with prejudice, with each side to bear its own attorneys' fees and costs.