Form 10KSB/A
period 2007-12-31
GLOBAL AXCESS CORP
filed 2008-03-13
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended December 31, 2007 initially filed with the Securities and Exchange Commission on March 5, 2008 is being filed to correct the disclosure in Item 8A(T).

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

The Company's management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control-Integrated Framework", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

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

ITEM 13.	EXHIBITS

(a)	INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2008.

GLOBAL AXCESS CORP

By:	/s/ GEORGE A. MCQUAIN
George A. McQuain
President and Chief Executive Officer