Form 10-Q
period 2008-03-31
GLOBAL AXCESS CORP
filed 2008-05-01
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________

000-17874
(Commission file number)

GLOBAL AXCESS CORP (Exact name of registrant as specified in Its Charter)

NEVADA	88-0199674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 BELFORT PARKWAY, Suite 165
JACKSONVILLE, FLORIDA	32256
(Address of principal executive offices)	(Zip Code)

(904) 280-3950
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (check one):

Large accelerated Filer	Accelerated Filer
Non-accelerated Filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

As of April 29, 2008, the registrant had 20,973,924 shares outstanding of the Common Stock ($0.001 par value).

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2008.

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$650,189	$540,161
Accounts receivable, net of allowance of $23,086 in 2008 and $23,797 in 2007	1,037,570	924,629
Inventory	269,078	235,597
Prepaid expenses and other current assets	134,173	141,348
Total current assets	2,091,010	1,841,735

Fixed assets, net	5,212,217	5,580,882

Other assets
Merchant contracts, net	11,878,159	12,057,638
Intangible assets, net	4,153,249	4,165,491
Deferred tax asset - non-current	339,800	339,800
Other assets	11,595	15,139

Total assets	$23,686,030	$24,000,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,280,400	$3,361,635
Notes payable - related parties - current portion, net	21,536	20,695
Note payable	-	25,000
Senior lenders' notes payable - current portion, net	702,957	600,000
Capital lease obligations - current portion	782,427	961,046
Total current liabilities	4,787,320	4,968,376

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,314,240	1,317,180
Senior lenders' notes payable - long-term portion, net	4,561,970	4,757,377
Capital lease obligations - long-term portion	696,434	823,489
Total liabilities	11,359,964	11,866,422

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 20,973,924 shares outstanding in 2008 21,021,786 shares issued and 20,973,924 shares outstanding in 2007	21,022	21,022
Additional paid-in capital	22,533,232	22,453,584
Accumulated deficit	(10,216,222)	(10,328,377)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	12,326,066	12,134,263
Total liabilities and stockholders' equity	$23,686,030	$24,000,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$5,528,360	$5,270,990

Cost of revenues	3,120,044	3,094,674
Gross profit	2,408,316	2,176,316

Operating expenses
Depreciation and amortization	593,495	548,141
Selling, general and administrative	1,313,375	1,385,285
Stock compensation expense	79,648	-
Total operating expenses	1,986,518	1,933,426
Operating income from continuing operations before items shown below	421,798	242,890

Interest expense, net	(309,643)	(317,531)
Gain on sale of assets	-	860
Income (loss) from continuing operations	$112,155	$(73,781)
Income from discontinued operations, net of tax	$-	$175,000
Net Income	$112,155	$101,219

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.01	$0.01

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	20,973,924	21,021,786
Diluted	20,973,924	21,021,786

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Income (loss) from continuing operations	$112,155	$(73,781)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	79,648	-
Depreciation and amortization	593,495	548,141
Amortization of capitalized loan fees	11,608	-
Allowance for doubtful accounts	(2,294)	(9,289)
Non-cash interest expense on swap agreement with senior lender	44,042	-
Accretion of discount on notes payable	41,497	41,497
Gain on sale or disposal of assets	-	(860)
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	(740)
Change in accounts receivable	(110,647)	(62,975)
Change in other receivable	-	15
Change in inventory	(33,481)	(37,642)
Change in prepaid expenses and other current assets	7,175	49,785
Change in other assets and deferred revenue	3,544	(5,195)
Change in intangible assets, net	634	-
Change in accounts payable and accrued liabilities	(125,277)	(111,190)
Change in automated teller machine vault cash payable	-	(26,220)
Net cash provided by continuing operating activitities	622,099	311,546
Discontinued operations
Net income	-	175,000
Adjustments to reconcile net income to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	-	(175,000)
Net cash used in discontinued operating activities	-	-
Net cash provided by continuing and discontinued operating activities	622,099	311,546

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	175,000
Costs of acquiring merchant contracts	(12,312)	(5,325)
Purchase of property and equipment	(33,039)	(80,333)
Net cash provided by (used in) investing activities	(45,351)	89,342

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	18,909	-
Principal payments on senior lenders' notes payable	(150,000)	(208,334)
Principal payments on notes payable	(25,000)	-
Principal payments on notes payable - related parties	(4,955)	(4,422)
Principal payments on capital lease obligations	(305,674)	(308,819)
Net cash used in financing activities	(466,720)	(521,575)
Increase (decrease) in cash	110,028	(120,687)
Cash, beginning of period	540,161	753,844
Cash, end of the period	$650,189	$633,157

Cash paid for interest	$209,014	$247,100

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

SUPPLEMENTAL CASH FLOW INFORMATION

The significant non-cash investing and financing activities of the Company were as follows:

Investing activities:
Purchase of assets under capital lease obligations	$-	$89,394
Total non-cash investing activities	$-	$89,394

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2007 of Global Axcess Corp and its subsidiaries (the “Company").

The condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated statements of operations and cash flows also include discontinued operations from Global Axcess Corp’s former subsidiaries.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All adjustments are of a normal recurring nature.

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. Global Axcess Corp has the following subsidiaries: Nationwide Money Services, Inc. and EFT Integration, Inc. (“EFTI”). All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2007 condensed consolidated statements of operations to conform to the 2008 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity for the periods presented.

 Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

Transaction service and processing fees are recognized in the period that the service is performed. The Company receives two types of fees: surcharge/convenience fees paid by consumers utilizing certain ATMs owned or managed by the Company; and interchange fees paid by their banks. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. ATM sales revenue is recognized when the ATM is shipped and installed. Revenue from managing ATMs for others is recognized each month when the services are performed. The Company recognizes revenue on breached contracts when cash is received.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrading ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. At March 31, 2008, the Company's inventory totaled $269,078.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of March 31, 2008, the Company had bad debt reserves totaling $23,086 against gross accounts receivable totaling $1,060,656.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets, which generally range from three to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the life of the asset. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property improvements and renewals are capitalized if they extend the useful life of the related asset. Upon the sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain (loss) on sale of assets.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values. The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Intangible Assets - Goodwill and Merchant Contracts

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of, the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS No. 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts. The second step is to compare the estimated future undiscounted cash flows of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts. To date, the Company’s testing has indicated that there is no impairment of its goodwill and merchant contracts.

As of March 31, 2008 the Company has accumulated amortization totaling $2,790,984 against merchant contracts totaling $14,669,143.

As of March 31, 2008 the Company has accumulated amortization totaling $374,489 against intangible assets totaling $4,527,738.

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at March 31, 2008, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock. Stock options to purchase 2,393,783 shares of common stock that were outstanding at March 31, 2008 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive. No warrants outstanding at March 31, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive. The diluted earnings per share amount equals basic earnings per share for the three months ended March 31, 2007 because the Company had a net loss from continuing operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Numerator
Income (loss) from continuing operations	$112,155	$(73,781)
Income from discontinued operations	$-	$175,000
Numerator for diluted income per share available to common stockholders	$112,155	$101,219

Denominator
Weighted average shares	20,973,924	21,021,786
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-
Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	20,973,924	21,021,786

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.01	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.01	$0.01

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.01	$0.01

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock based compensation expense is included in operating expenses in the consolidated statements of income. During the quarter ended March 31, 2008 the Company recorded $79,648 of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the quarter ended March 31, 2008 the Company recorded $11,121 of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the three-month period ended March 31, 2008 the Company recorded $31,528 of expenses relating to this plan. Of the $31,528 recorded during the quarter ended March 31, 2008, $16,903 is held back and will be paid upon achievement of fiscal 2008 net profits.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of the beginning of its 2007 fiscal year. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more than likely not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets for the three-month period ended March 31, 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS 157 in the first quarter of fiscal 2008 (see Note #10 “Fair Value Measurement”).

3. DISCONTINUED OPERATIONS

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”) in a stock arrangement with Industrial Electronic Investments Limited. On March 31, 2007, the Company finalized the sale of the remaining 50% of CAC. As part of the sale of 50% of CAC on March 31, 2007, $175,000 of the sale price was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement. The warranty period ended and the Company received the full escrowed amount of $175,000 on March 28, 2007. The Company recognized the $175,000 deferred gain on sale as income from discontinued operations during the three-month period ended March 31, 2007.

4. NOTES RECEIVABLE

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price. On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005. During 2006, the Company reduced the carrying value of the note to zero. On June 29, 2007, the Company settled all claims against EPS in exchange for a payment of $100,000. Additionally, in the event EPT is sold or merged into another entity within three years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment. During the three-month period ended June 30, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

5. BUSINESS REORGANIZATION CHARGES

During the quarter ended September 30, 2006, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2007 the amount of restructuring charges accrued was $141,313. As of March 31, 2008, the amount of remaining accrued restructuring charges was $95,876.

6. COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2008 and 2011 and provide for lease payments at interest rates from 3.73% up to 18.71% per annum. The majority of the capital lease agreements, which total approximately 75% of our March 31, 2008 balances, are at interest rates at or below 12.11%. See Financial Footnote #14 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB. We did not enter into any capital leases during the three-month period ended March 31, 2008.

7. LITIGATION AND CLAIMS

Beginning in or around October 2005, Nationwide Money Services, Inc. (“Nationwide”) filed suit against various merchants located in several states alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending, while Nationwide has obtained settlement default judgments from certain merchants and has received settlement payments from one merchant but has yet to receive any other settlements. The Company recognizes revenue on breached contracts when cash is received. During the three-month period ended March 31, 2008, the Company received and booked $13,944 of revenue on these breached contracts. The Company expresses no opinion as to the likelihood of future success or potential future amounts of recovery in these matters.

On or about July 26, 2006, Nationwide filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. On March 19, 2008, the State Court of Cobb County entered default judgment against ATMs R Us in the amount of $40,416 plus attorneys' fees and expenses of litigation in the amount of $3,500. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the three-month periods ended March 31, 2008 and 2007 relating to this matter.

On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the purchaser of the Company’s disposed wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), failed to make its required payment and is in default of the Stock Purchase Agreement made and entered into as of September 30, 2005 (See Note #4 “Notes Receivable”). The Company subsequently brought suit against EPS and its principal. On June 29, 2007, the Company settled all claims against EPS in exchange for the payment of $100,000 from EPS. In the event EPS is sold or merged into another entity within three years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment. During the fiscal period ended December 31, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts. The $100,000 payment was received on July 6, 2007.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of Global Axcess Corp, filed a lawsuit styled as EFT Integration, Inc. vs DELTACOM, Inc. f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc. has alleged that between January of 2002 and October of 2006, Deltacom, Inc. charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc. has claims pending for an accounting and breach of contract seeking to recover amounts overpaid by the Company and seeking other damages. On July 3, 2007, Deltacom, Inc. filed a counterclaim in this lawsuit against EFT Integration, Inc. asserting claims for breach of contract and for open account seeking payment of amounts they claim remain unpaid for communications services provided and to recover credits previously given to EFT Integration, Inc. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the three-month period ended March 31, 2008 and the year ended 2007 relating to this matter.

On December 26, 2006, the Company was served with process by Robert Colabrese (the “Plaintiff”), a former employee of the Company. In the complaint, filed in the Circuit Court of the Seventh Judicial Circuit in and for St. John’s County, Florida, the Plaintiff alleged that the Company breached the employment agreement entered between the Company and the Plaintiff in July 2003. The Plaintiff was seeking monetary damages for unpaid wages and commissions, attorney fees and an accounting of all sales generated through the Plaintiff. The Company denied any and all allegations of wrongdoing. On August 30, 2007, the Company filed a counterclaim against the Plaintiff in which it asserted claims for breach of contract, breach of fiduciary duty and tortious interference. The Company had a $50,000 accrual recorded at December 31, 2007 in connection with this complaint. On January 31, 2008, the Company entered into a settlement agreement with Plaintiff and a limited release with Cardtronics, LP., Plaintiff's current employer. The $50,000 accrual at December 31, 2007 was paid to Plaintiff on or about March 3, 2008 as settlement of the lawsuit. The Company does not believe that any other obligations of the Company pursuant to either of the agreements are material to the Company. As a result of the settlement, all claims and counterclaims will be dismissed with prejudice, with each side to bear its own attorneys' fees and costs.

On August 23, 2007, Nationwide filed suit against Resource Express, Inc. (the “Defendant”) in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, case No. CA 071120 for breach of contract. Nationwide alleges that the Defendant breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties. Nationwide has obtained a default against the Defendant and is seeking entry of final judgment against the Defendant. Nationwide seeks $40,000 in liquidated damages as well as interest, costs and attorneys' fees. The Company expresses no opinion as to the likelihood of success or potential amount of recovery relating to this matter, and has not recorded income during the three-month period ended March 31, 2008 relating to this matter.

On October 19, 2007, the Company was served with process by CAMOFI Master LDC ("CAMOFI "), a debt holder of the Company. In the complaint, filed in the United States District Court in and for the Southern District of New York, CAMOFI alleges material and negligent misrepresentation of the Company’s financial results relating to the restatement of 2005 earnings that occurred in 2006 and seeks not less than $2,000,000 in damages (actual amount to be calculated at trial) plus all costs and expenses. The Company denied any and all allegations of wrongdoing, intends to vigorously defend such action and does not anticipate a material financial impact due to this matter. On December 13, 2007, in the face of a motion to dismiss that the Company filed, CAMOFI withdrew their negligent misrepresentation claim, sent the default notification described more fully below, and filed an amended complaint for breach of contract, alleging that the Company breached certain representations and warranties set forth in the convertible debt placement agreements and instruments executed by and between CAMOFI and the Company in 2006.

Specifically, the declaration of default and acceleration from CAMOFI (the "Notice") relates to the Company's 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the "Note"). The description of the Note and related transaction contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on November 1, 2005 is hereby incorporated by reference.

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

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company denies any claim that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The Complaint seeks damages of "not less than $4,679,500"; however, even if a court were to determine that there was an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable. A February 1, 2009 non-jury trial date has been set in The United States District Court, Southern District of New York. Even though the court date is scheduled for February 2009, the Company is actively seeking to refinance the CAMOFI debt. Since the court date is scheduled for 2009, the Company believes it is unlikely that any resolution of this suit will occur before the end of the first quarter of fiscal 2009, and as such believes that the debt, net of warrant valuation discounts, should continue to be categorized as long-term debt as of March 31, 2008. The Company believes that all costs including legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy.

On April 3, 2008, Company was served with process by Sidney Michael Cole ("COLE"), an investor and shareholder of the Company. In the complaint, filed in the District Court of Dallas County, Texas, COLE alleges securities fraud and common law fraud relating to the restatement of the Company’s 2005 earnings that occurred in 2006. COLE seeks unspecified damages in the complaint. The Company denies all allegations in the complaint and intends to vigorously defend such action. The Company believes that all costs including legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy and does not anticipate a material financial impact due to this matter.

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

8. INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at March 31, 2008 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2007, the Company had net operating loss carryforwards remaining of approximately $22,969,986 that may be offset against future taxable income through 2027. As part of management’s tax strategies we will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

9. CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2008:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, December 31, 2007	20,973,924	$21,022	$22,453,584	$(10,328,377)	$(11,966)	$12,134,263

Stock compensation expense	-	-	79,648	-	-	79,648

Net income	-	-	-	112,155	-	112,155

Balances, March 31, 2008	20,973,924	$21,022	$22,533,232	$(10,216,222)	$(11,966)	$12,326,066

10.  FAIR VALUE MEASUREMENT

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which application has been deferred for one year.

SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$96,300	$-	$96,300	$-

Our derivative financial instruments are interest rate swap rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input. During the three-month period ended March 31, 2008, we recorded $44,042 of expense relating to the interest rate swap and is included in the interest expense, net amount in our condensed consolidated statements of operations.

In the accompanying condensed consolidated balance sheets, we have recorded debt discounted based upon the fair value of detachable warrants as well as an asset retirement obligation. As discussed above, the application of SFAS 157 for these non-recurring items has been deferred.

11. SUBSEQUENT EVENTS

On April 3, 2008, Company was served with process by Sidney Michael Cole ("COLE"), an investor and shareholder of the Company. See Note #7 “Litigation and Claims” for further detail regarding this claim.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Summary

The Company, through its wholly-owned subsidiaries, owns and operates Automated Teller Machines ("ATMs”) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

In most markets we impose a surcharge/convenience fee for cash withdrawals. Surcharge/convenience fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge/convenience fee for ATMs in our network ranges between $1.50 and $2.75 per withdrawal. The surcharge/convenience fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM, and only record earned revenues based upon the Company’s contracts with the third party vendors.

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

Results of Continuing Operations

The following table sets forth certain consolidated statement of continuing operations data as a percentage of revenues for the periods indicated:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	100.0%	100.0%
Cost of revenues	56.4%	58.7%
Gross profit	43.6%	41.3%

Depreciation and amortization	10.7%	10.4%
Selling, general and administrative	23.8%	26.3%
Stock compensation expense	1.4%	0.0%
Total operating expenses	35.9%	36.7%
Operating income from continuing operations before items shown below	7.7%	4.6%

Interest expense, net	-5.6%	-6.0%
Gain on disposal of assets	0.0%	0.0%
Income (loss) from continuing operations before provision for income taxes	2.1%	-1.4%
Income (loss) from continuing operations	2.1%	-1.4%
EBITDA (1)	18.4%	15.0%

(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007:

Revenues

The Company reported total operating revenue from continuing operations of $5,528,360 for the three-month period ended March 31, 2008 as compared to $5,270,990 for the three-month period ended March 31, 2007. We achieved increased revenues from 2007 despite slightly lower transaction volumes. This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs during the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $3,094,674 to $3,120,044 in the three-month periods ended March 31, 2007 and 2008, respectively. The slight increase in cost of revenues period over period was mainly due to higher fuel charges resulting in higher first line and second line maintenance costs and increased residual/commission payments to customers from fiscal 2007.
Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended March 31, 2008 and 2007 were approximately 43.6%, or $2,408,316, and approximately 41.3%, or $2,176,316, respectively. The increased gross profit and gross profit percentage for the first quarter of 2008 versus the same period in 2007 was attributable to the increased surcharge/convenience fees on selected ATMs.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2008 and 2007 were $1,986,518 and $1,933,426, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation and amortization, and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $1,313,375 for the three-month period ended March 31, 2008 from $1,385,285 for the three-month period ended March 31, 2007. The decrease in SG&A expenses from continuing operations is directly attributable to the decrease in salaries, legal fees and rent expenses resulting from the reduced headcount and cost reduction measures we had undertaken in the first two quarters of 2007.

Depreciation and Amortization

Depreciation and amortization from continuing operations increased for the three-month period ended March 31, 2008 to $593,495 from $548,141 for the same period in 2007. This increase in depreciation and amortization expense was mainly due to the additional capitalized assets relating to the Triple-DES upgrades during the last six months of 2007.

See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month period ended March 31, 2008, we recorded stock compensation expenses of $79,648 mainly relating to executive stock option grants (see Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended March 31, 2008 in the amount of $421,798 as compared to operating income from continuing operations of $242,890 in the three-month period ended March 31, 2007.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended March 31, 2008 to $309,643 from $317,531 for the three-month period ended March 31, 2007. The decrease was mainly due to decreased debt balances at the three-month period ended March 31, 2008 as compared to the debt balances at the three-month period ended March 31, 2007. During the three-month period ended March 31, 2008 we recorded interest expense of $44,042 relating to the interest swap agreement we entered into with our senior lender.

Gain on Sale of Assets

During the three-month period ended March 31, 2007, we recorded a gain on disposal of assets of $860.

Income (loss) from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $112,155 for the three months ended March 31, 2008 as compared to net loss from continuing operations before taxes of $73,781 for the three-month period ended March 31, 2007.

Income Taxes

We incurred no tax expense in either of the respective periods ending March 31, 2008 and March 31, 2007. At December 31, 2007, the Company has a net operating loss carryforward of approximately $23.0 million available. The NOL is due to expire during fiscal years 2008-2027.

Income from Discontinued Operations

We had income from discontinued operations of $175,000 for the three months ended March 31, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale.

Net Income

We had net income of $112,155 for the three months ended March 31, 2008 as compared to net income of $101,219 for the three-month period ended March 31, 2007.

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

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations for each period included herein:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net income (loss) from continuing operations	$112,155	$(73,781)
Interest expense, net	309,643	317,531
Depreciation and amortization	593,495	548,141
EBITDA from continuing operations	$1,015,293	$791,891

Our EBITDA from continuing operations increased to $1,015,293 for the first quarter of fiscal 2008 from $791,891 for the first quarter of fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 18.4% for the first quarter of fiscal 2008 from 15.0% for the first quarter of fiscal 2007. EBITDA from continuing operations increased 28.2% for the first quarter of 2008 from the first quarter of 2007.

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations before stock compensation expense for each period included herein:

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net income (loss) from continuing operations	$112,155	$(73,781)
Interest expense, net	309,643	317,531
Depreciation and amortization	593,495	548,141
Stock compensation expense	79,648	-
EBITDA from continuing operations before stock compensation expense	$1,094,941	$791,891

Our EBITDA from continuing operations before stock compensation expenses increased 38.3% for the first quarter of 2008 from the first quarter of 2007.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the three-month period ended March 31, 2008 was $622,099, compared to the net cash provided by continuing operating activities during the three-month period ended March 31, 2007 of $311,546. This represented a 100% increase year over year.

The Company used $466,720 for financing activities, mainly paying back senior lender notes and capital leases during the three-month period ended March 31, 2008, compared to funds used in financing activities of $521,575 for the three-month period ended March 31, 2007.

Net cash used in investing activities was $45,351 during the three-month period ended March 31, 2008, mainly representing net purchases of property and equipment. This compares to net cash provided by investing activities of $89,342 for the three-month period ended March 31, 2007, relating to the escrow proceeds received from sale of subsidiary.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide Money and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2008 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of March 31, 2008, the Company had 51 ATMs funded by WSFS with a vault cash outstanding balance of approximately $800,000 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank (“First Charter”) allowing us to obtain up to $3,000,000 in vault cash. We have since increased the line as of December 31, 2006 to $6,000,000. The First Charter contract may be terminated by First Charter at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the federal funds rate of interest, plus a specific percentage, and must pay monthly bank fees. We are also required to maintain insurance on the vault cash. The contract currently in place with First Charter expires on January 31, 2009 with a two year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of March 31, 2008, the Company had 191 ATMs funded by First Charter with a vault cash outstanding balance of about approximately $4,400,000.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $22,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of March 31, 2008, the Company had 748 ATMs funded by Elan with a vault cash outstanding balance of about approximately $17,300,000.

•
Various Branded Cash Partners. Nationwide Money Services, Inc., a subsidiary of the Company, has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide Money is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of March 31, 2008, Nationwide Money had 53 branded financial partners, which funded 579 ATMs.

Working Capital

As of March 31, 2008, the Company had current assets of $2,091,010 and current liabilities of $4,787,320, which results in a negative working capital of $2,696,310 as compared to current assets of $2,562,622 and current liabilities of $5,913,104 resulting in a negative working capital of $3,350,482 as of March 31, 2007. The ratio of current assets to current liabilities increased to 0.44 at March 31, 2008 from 0.43 at March 31, 2007. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2008.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate decreases have decreased the rental cost of our vault cash. As the interest rates decrease and vault cash costs decrease, this will have a more favorable impact on the Company’s income.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Not applicable.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #7 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.7	Subsidiary Guarantee dated October 27, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.12	Form of Subscription Agreement dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.14	Consolidated Renewal Promissory Note dated August 28, 2007 issued by Company to Wachovia (Incorporated to form 8-K filed with the SEC on October 1, 2007)

4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp Certification of the Chief Financial Officer of Global Axcess Corp

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of April 30, 2008 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April, 2008.

Signature	Title

/S/ Walter A. Howell
Walter A. Howell	Director

/S/ Lock Ireland
Lock Ireland	Vice Chairman and Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman and Director

/s/George A. McQuain
George A. McQuain	President, CEO and Director

/S/ Alan Rossiter
Alan Rossiter	Director