Form 10-Q
period 2008-06-30
GLOBAL AXCESS CORP
filed 2008-08-07
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ࿠  No ☒

As of August 06, 2008, the registrant had 20,973,924 shares outstanding of the common stock ($0.001 par value).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$788,529	$540,161
Accounts receivable, net of allowance of $13,568 in 2008 and $23,797 in 2007	1,042,192	924,629
Inventory	360,666	235,597
Prepaid expenses and other current assets	182,216	141,348
Total current assets	2,373,603	1,841,735

Fixed assets, net	5,164,202	5,580,882

Other assets
Merchant contracts, net	11,701,887	12,057,638
Intangible assets, net	4,141,641	4,165,491
Deferred tax asset - non-current	339,800	339,800
Other assets	9,219	15,139

Total assets	$23,730,352	$24,000,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,869,699	$3,361,635
Notes payable - related parties - current portion, net	19,821	20,695
Note payable	-	25,000
Senior lenders' notes payable - current portion, net	606,223	600,000
Capital lease obligations - current portion	801,229	961,046
Total current liabilities	4,296,972	4,968,376

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,313,713	1,317,180
Senior lenders' notes payable - long-term portion, net	4,466,265	4,757,377
Capital lease obligations - long-term portion	834,670	823,489
Total liabilities	10,911,620	11,866,422

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 20,973,924 shares outstanding	21,022	21,022
Additional paid-in capital	22,575,608	22,453,584
Accumulated deficit	(9,765,932)	(10,328,377)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	12,818,732	12,134,263
Total liabilities and stockholders' equity	$23,730,352	$24,000,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Revenues	$5,845,128	$5,596,210

Cost of revenues	3,258,602	3,267,497
Gross profit	2,586,526	2,328,713

Operating expenses
Depreciation expense	377,553	382,447
Amortization of intangible merchant contracts	192,538	176,326
Selling, general and administrative	1,307,031	1,373,174
Impairment of notes receivable	-	5,743
Recovery of bad debts	-	(100,000)
Stock compensation expense	42,376	5,330
Total operating expenses	1,919,498	1,843,020
Operating income from continuing operations before items shown below	667,028	485,693

Interest expense, net	(216,738)	(290,909)
Loss on sale or disposal of assets	-	(23,877)
Income from continuing operations	$450,290	$170,907
Net Income	$450,290	$170,907

Income per common share - basic:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

Weighted average common shares outstanding:
Basic	20,973,924	20,984,443
Diluted	20,979,768	20,984,443

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Revenues	$11,373,488	$10,867,200

Cost of revenues	6,378,646	6,362,171
Gross profit	4,994,842	4,505,029

Operating expenses
Depreciation expense	779,257	752,973
Amortization of intangible merchant contracts	384,329	353,941
Selling, general and administrative	2,620,406	2,758,459
Impairment of notes receivable	-	5,743
Recovery of bad debts	-	(100,000)
Stock compensation expense	122,024	5,330
Total operating expenses	3,906,016	3,776,446
Operating income from continuing operations before items shown below	1,088,826	728,583

Interest expense, net	(526,381)	(608,440)
Loss on sale or disposal of assets	-	(23,017)
Income from continuing operations	$562,445	$97,126
Income from discontinued operations, net of tax	$-	$175,000
Net Income	$562,445	$272,126

Income per common share - basic:
Income from continuing operations	$0.03	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.03	$0.01

Income per common share - diluted:
Income from continuing operations	$0.03	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.03	$0.01

Weighted average common shares outstanding:
Basic	20,973,924	21,003,011
Diluted	20,973,924	21,003,011

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Income from continuing operations	$562,445	$97,126
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	122,024	5,330
Depreciation expense	779,257	752,973
Amortization of intangible merchant contracts	384,329	353,941
Amortization of capitalized loan fees	23,216	-
Allowance for doubtful accounts	(12,925)	(14,482)
Non-cash interest expense on swap agreement with senior lender	5,679	-
Accretion of discount on notes payable	82,994	82,993
Impairment of notes receivable	-	5,743
Loss on sale or disposal of assets	-	23,017
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	24,260
Change in accounts receivable	(104,638)	(28,415)
Change in note receivable	-	(100,000)
Change in other receivable	-	15
Change in inventory	(341)	(53,115)
Change in prepaid expenses and other current assets	(40,868)	103,354
Change in other assets	5,920	13,654
Change in intangible assets, net	634	-
Change in accounts payable and accrued liabilities	(497,615)	(326,069)
Change in automated teller machine vault cash payable	-	(26,220)
Net cash provided by continuing operating activitities	1,310,111	914,105
Discontinued operations
Net income	-	175,000
Adjustments to reconcile net income to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	-	(175,000)
Net cash provided by continuing and discontinued operating activities	1,310,111	914,105

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	175,000
Insurance proceeds on disposal of fixed assets	-	35,390
Costs of acquiring merchant contracts	(28,578)	(12,301)
Purchase of property and equipment	(79,901)	(332,202)
Net cash used in investing activities	(108,479)	(134,113)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	39,028	-
Principal payments on senior lenders' notes payable	(401,199)	(358,334)
Principal payments on notes payable	(25,000)	-
Principal payments on notes payable - related parties	(10,053)	(8,972)
Principal payments on capital lease obligations	(556,040)	(615,102)
Net cash used in financing activities	(953,264)	(982,408)
Increase (decrease) in cash	248,368	(202,416)
Cash, beginning of period	540,161	753,844
Cash, end of the period	$788,529	$551,428

Cash paid for interest	$408,061	$489,339

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	June 30, 2008	June 30, 2007

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Transfer of de-installed net fixed assets to inventory	$124,728	$-
Total non-cash operating activities	$124,728	$-

Investing activities:
Purchase of assets under capital lease obligations	$407,404	$89,394
Transfer of de-installed net fixed assets to inventory	(124,728)	-
Total non-cash investing activities	$282,676	$89,394

Settlement of note receivable through issuance of treasury stock:
Note receivable	$-	$(17,709)
Impairment of notes receivable	-	5,743
Repurchase of treasury stock, 47,862 shares of common stock at cost	$-	$(11,966)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2007 of Global Axcess Corp and its subsidiaries (the “Company").

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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services in the United States. Through its wholly-owned subsidiary, Nationwide Money Services, Inc., the Company provides turnkey ATM management solutions that include cash, project and account management services. The Company currently owns and operates approximately 4,300 ATMs in its national network spanning 44 states.

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

Reclassifications

Certain reclassifications were made to the 2007 condensed consolidated statements of operations to conform to the 2008 presentation. These reclassifications had no impact on net income or stockholders’ equity for the periods presented.

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

Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per ATM to the Company to have their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the bank’s customers can use those branded ATMs without paying a surcharge fee. Branding fees are recognized in the period that the service is performed. None of the branding fees are subject to escalation clauses. Should the Company include escalation clauses in its future branding contracts, pursuant to the SEC’s SAB, Topic 13, Revenue Recognition, the monthly per ATM branding fees, which would be subject to escalation clauses within the agreements, would be recognized as revenues on a straight-line basis over the term of the agreement. In most of its branding agreements, the Company does not receive any one-time set-up fees in addition to the monthly branding fees. The Company has received immaterial one-time set-up fees per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Since any and all one-time set up fees have been immaterial to date, the Company has recorded the fee upon contract signing. Should any future branding agreements contain material set-up fees, pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, the Company would defer these set-up fees (as well as the corresponding costs associated with the initial set-up) and recognize such amounts as revenue (and expense) over the terms of the underlying bank branding agreements.

Additionally, the Company recognizes revenue on breached contracts when cash is received. During the six-month period ended June 30, 2008, the Company received and booked $13,944 of revenue on these breached contracts.

In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has recorded such payments as a direct reduction of revenue.

The Company follows the guidance in EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, for its merchant contracts. In accordance with EITF Issue 99-19, the SEC staff concluded that if the company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be and are reported on a net basis.

The Company is not exposed to similar financial obligations and risks as it is on its company-owned ATM contracts. For example, under a merchant-owned arrangement, the merchant is responsible for most of the operating expenses of the ATM such as maintenance, cash management and loading, supplies, signage and telecommunication services. As such, the Company reports the surcharge/convenience fees relating to merchant-owned ATM arrangements on a net basis.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and six-month periods ended June 30, 2008 and 2007:

Revenues:
	For the Three Months Ended
	June 30, 2008	June 30, 2007

Surcharge / Convenience Fee revenue	$3,083,583	$2,777,265
Interchange revenue	2,044,322	2,130,644
Processing revenue	74,565	85,154
ATM Sales revenue	171,993	123,388
Other revenue	470,665	479,759
Total revenue	$5,845,128	$5,596,210

	For the Three Months Ended
	June 30, 2008	June 30, 2007

ATM Operating revenue	$5,673,135	$5,472,822
ATM Sales revenue	171,993	123,388
Total revenue	$5,845,128	$5,596,210

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Surcharge / Convenience Fee revenue	$5,973,681	$5,429,782
Interchange revenue	4,040,787	4,123,803
Processing revenue	155,366	176,947
ATM Sales revenue	312,340	254,450
Other revenue	891,314	882,218
Total revenue	$11,373,488	$10,867,200

	For the Six Months Ended
	June 30, 2008	June 30, 2007

ATM Operating revenue	$11,061,148	$10,612,750
ATM Sales revenue	312,340	254,450
Total revenue	$11,373,488	$10,867,200

Cost of Revenues:
	For the Three Months Ended
	June 30, 2008	June 30, 2007

Merchant residual / commission costs	$1,889,646	$1,713,600
Cost of cash	490,000	343,267
Processing costs	225,057	255,459
Communication costs	140,205	138,192
ATM Sales costs	143,247	129,958
Other cost of revenues	370,447	687,021
Total cost of revenues	$3,258,602	$3,267,497

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Cost of ATM operating revenue	$3,115,355	$3,137,539
ATM Sales costs	143,247	129,958
Total cost of revenues	$3,258,602	$3,267,497

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Merchant residual / commission costs	$3,634,282	$3,239,570
Cost of cash	1,052,760	712,885
Processing costs	427,623	493,419
Communication costs	285,919	282,607
ATM Sales costs	282,128	257,743
Other cost of revenues	695,934	1,375,947
Total cost of revenues	$6,378,646	$6,362,171

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Cost of ATM operating revenue	$6,096,518	$6,104,428
ATM Sales costs	282,128	257,743
Total cost of revenues	$6,378,646	$6,362,171

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrading ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. During the three-month period ended June 30, 2008 the Company reclassified $124,728 of ATMs not in service into inventory. Once the inventoried ATM is placed back into service, pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the ATM is reclassified into fixed assets at the lower of fair market value or net book value adjusted by any unrecognized depreciation. At June 30, 2008, the Company's inventory totaled $360,666.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of June 30, 2008, the Company had bad debt reserves totaling $13,568 against gross accounts receivable totaling $1,055,760.

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. Additionally, when the Company gives away an ATM part such as a Triple-DES kit (see Item 1 “Description of Business” in the Annual Report on Form 10-KSB for a description of Triple-DES) to induce a contract extension from the merchant, the Company records the value of the ATM part to Merchant Contracts and amortizes the value of the part over the life of the contract extension.

The first step is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts. The Company’s merchant contracts have an average initial term of approximately seven years. While the Company has historically experienced a higher turnover rate among its merchant-owned customers than with its company-owned portfolio, the Company is currently experiencing an average of 2.2 renewals on its current merchant-owned contracts acquired through the end of fiscal 2005. Pursuant to FASB Staff Position No. FAS 142-3 dated April 25, 2008, “an entity shall consider its own historical experience” about “renewal or extension used to determine the useful life of a recognized intangible asset.” Until such time when the Company’s historical experience does not support the useful and economic life of the merchant contracts, the Company concludes that the current economic life of 21 years is appropriate.

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

The following table summarizes Intangible Assets and Merchant Contracts at June 30, 2008:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	338,092	217,810	120,282
Merchant contracts	14,685,409	2,983,522	11,701,887
Total Intangible assets and merchant contracts	$19,213,146	$3,369,618	$15,843,528

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at June 30, 2008, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock. Stock options to purchase 1,615,000 and 2,530,500 shares of common stock that were outstanding at June 30, 2008 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive. No warrants outstanding at June 30, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive. Stock options to purchase 1,628,425 shares of common stock that were outstanding at June 30, 2007 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive. No warrants outstanding at June 30, 2007 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	June 30, 2008	June 30, 2007
Numerator
Income from continuing operations	$450,290	$170,907

Numerator for diluted income per share
available to common stockholders	$450,290	$170,907

Denominator
Weighted average shares	20,973,924	20,984,443
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	5,844	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	20,979,768	20,984,443

Income per common share - basic:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Numerator
Income from continuing operations	$562,445	$97,126
Income from discontinued operations	-	175,000

Numerator for diluted income per share
available to common stockholders	$562,445	$272,126

Denominator
Weighted average shares	20,973,924	21,003,011
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	20,973,924	21,003,011

Income per common share - basic:
Income from continuing operations	$0.03	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.03	$0.01

Income per common share - diluted:
Income from continuing operations	$0.03	$-
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.03	$0.01

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock based compensation expense is included in operating expenses in the consolidated statements of income. During the three-month and six-month periods ended June 30, 2008 the Company recorded $42,376 and $122,024 of stock compensation expenses, respectively.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the three-month and six-month periods ended June 30, 2008 the Company recorded $9,523 and $20,644, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the three-month period ended June 30, 2008 the Company recorded $31,528 of bonus expenses and $4,200 of estimated payroll taxes relating to this plan. Of the $31,528 recorded during the three-month period ended June 30, 2008, $16,903 is held back and will be paid upon achievement of fiscal 2008 net profits. During the six-month period ended June 30, 2008 the Company recorded $63,056 of expenses relating to this plan. Of the $63,056 recorded during the six-month period ended June 30, 2008, $33,806 is held back and will be paid upon achievement of fiscal 2008 net profits.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of the beginning of its 2007 fiscal year. Under FIN 48, the Company first assesses whether it is more likely than not that an individual tax position will be sustained upon examination based on its technical merits. If the tax position is more than likely not to be sustained, under the presumption the taxing authority has all relevant information, it is recognized. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly, the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets for the six-month period ended June 30, 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS 157 in the first quarter of fiscal 2008 (see Note #11 “Fair Value Measurement”).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives and Hedging Activities” (“SFAS 161”) - an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (a) how and why the company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to its adoption.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under applicable accounting literature. We will adopt the provision of FAS 142-3 on January 1, 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

3.	DISCONTINUED OPERATIONS

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”) in a stock arrangement with Industrial Electronic Investments Limited. On September 30, 2006, the Company finalized the sale of the remaining 50% of CAC. As part of the sale of 50% of CAC on September 30, 2006, $175,000 of the sale price was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement. The warranty period ended and the Company received the full escrowed amount of $175,000 on March 28, 2007. The Company recognized the $175,000 deferred gain on sale as income from discontinued operations during the six-month period ended June 30, 2007.

4.	NOTES RECEIVABLE

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

During the quarter ended September 30, 2006, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2007 the amount of restructuring charges accrued was $141,313. As of June 30, 2008, the amount of remaining accrued restructuring charges was $52,940.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Accounts payable	$551,074	$901,894
Accrued commissions/residual payments	1,273,426	1,157,608
Accrued cost of cash and cash replenishment expenses	326,015	431,302
Accrued payroll	333,913	303,545
Accrued severance	52,940	141,313
Accrued audit fees	74,701	89,269
Accrued interest	62,530	56,852
Accrued legal fees	-	15,000
Other	195,100	264,852
Accounts payable and accrued liabilities	$2,869,699	$3,361,635

7.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2008 and 2011 and provide for lease payments at interest rates from 3.73% up to 14.37% per annum. The majority of the capital lease agreements, which total approximately 94% of our June 30, 2008 balances, are at interest rates at or below 12.11%. See Financial Footnote #14 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB.

During the three-month period ended June 30, 2008, we entered into $407,404 of new capital lease obligations, $360,504 of which are new $1 buy-out capital leases resulting from refinancing five previous fair market value leases which were at interest rates up to 18.71% per annum. The new refinanced capital lease obligations are 30-month leases at an interest rate of 7.8% per annum. As of June 30, 2008, approximately $1.6 million of capital lease obligations were included within the Company’s consolidated balance sheet.

8.	LITIGATION AND CLAIMS

Beginning in or around October 2005, Nationwide Money Services, Inc. (“Nationwide”) filed suit against various merchants located in several states alleging that these merchants breached the terms of their ATM processing agreements with Nationwide or its successor-in-interest, Progressive Ventures, Inc. Many of these actions remain pending. The Company recognizes revenue on breached contracts when cash is received. During the six-month period ended June 30, 2008, the Company received and booked $13,944 of revenue on these breached contracts. The Company expresses no opinion as to the likelihood of future success or potential future amounts of recovery in these matters.

On or about July 26, 2006, Nationwide filed suit against ATMs R Us, Inc. (“ATMs R Us”), a party with which Nationwide and its successor-in-interest, Progressive Ventures, Inc. contracted for the provision of certain maintenance and installation services regarding their ATM network and affiliated merchants. Nationwide alleges in its complaint claims for breach of contract, tortious interference with contractual relations, tortious interference with business relations, violations of the Georgia Trade Secrets Act, punitive damages, and attorneys’ fees and expenses of litigation. ATMs R Us failed to answer or otherwise respond to Nationwide’s complaint. On March 19, 2008, the State Court of Cobb County entered default judgment against ATMs R Us in the amount of $40,416 plus attorneys' fees and expenses of litigation in the amount of $3,500. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the six-month periods ended June 30, 2008 and 2007 relating to this matter.

On October 31, 2006, EFT Integration Inc., a wholly-owned subsidiary of the Company, filed a lawsuit styled as EFT Integration, Inc. vs DELTACOM, Inc. f/k/a ITC^DELTACOM Communications, Inc., in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Case No. 16-2006-CA-007992. EFT Integration, Inc. has alleged that between January of 2002 and October of 2006, Deltacom, Inc. charged amounts in excess of the rates agreed to for long distance telephone service and other services, and refused to provide billing records for verification, despite demand. In the lawsuit, EFT Integration, Inc. has claims pending for an accounting and breach of contract seeking to recover amounts overpaid by the Company and seeking other damages. On July 3, 2007, Deltacom, Inc. filed a counterclaim in this lawsuit against EFT Integration, Inc. asserting claims for breach of contract and for open account seeking payment of amounts they claim remain unpaid for communications services provided and to recover credits previously given to EFT Integration, Inc. The Company expresses no opinion as to the likelihood of success or potential amount of recovery, and has not recorded income during the six-month period ended June 30, 2008 and the year ended 2007 relating to this matter.

On August 23, 2007, Nationwide filed suit against Resource Express, Inc. (the “Defendant”) in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, case No. CA 071120 for breach of contract. Nationwide alleged that the Defendant breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties. On June 30, 2008, the Court entered a Final Default Judgment in favor of Nationwide and against the Defendant in the amount of $51,062.88. As of June 30, 2008, the judgment is not yet final and the Defendant could file motions or appeals affecting the enforceability of the judgment or modifying the terms of the judgment. The Company expresses no opinion as to the likelihood of success or potential amount of recovery or collection relating to this matter, and has not recorded income during the six-month period ended June 30, 2008 relating to this matter.

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

Specifically, the declaration of default and acceleration from CAMOFI (the "Notice") relates to the Company's 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the "Note"). The description of the Note and related transaction contained in the Company's Current Report on Form 8-K filed with the SEC on November 1, 2005 is hereby incorporated by reference.

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

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company denies any claim that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The complaint seeks damages of "not less than $4,679,500"; however, even if a court were to determine that there was an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable. A February 1, 2009 non-jury trial date has been set in The United States District Court, Southern District of New York. Even though the court date is scheduled for February 2009, the Company is actively seeking to refinance the CAMOFI debt. Since the court date is scheduled for 2009, the Company believes it is unlikely that any resolution of this suit will occur before the end of the second quarter of fiscal 2009, and as such believes that the debt, net of warrant valuation discounts, should continue to be categorized as long-term debt as of June 30, 2008. The Company believes that all legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy.

On April 3, 2008, the Company was served with process by Sidney Michael Cole ("COLE"), an investor and shareholder of the Company. In the complaint, filed in the District Court of Dallas County, Texas, COLE alleges securities fraud and common law fraud relating to the restatement of the Company’s 2005 earnings that occurred in 2006. COLE seeks unspecified damages in the complaint. The Company denies all allegations in the complaint and intends to vigorously defend such action. The Company believes that all costs including legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy and does not anticipate a material financial impact due to this matter.

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Management is not aware of any lawsuits, other than previously discussed that could have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position.

9.	INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2008 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2007, the Company had net operating loss carryforwards remaining of approximately $22,969,986 that may be offset against future taxable income through 2027. As part of management’s tax strategies we will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

10.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2008:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, March 31, 2008	20,973,924	$21,022	$22,533,232	$(10,216,222)	$(11,966)	$12,326,066

Stock compensation expense	-	-	42,376	-	-	42,376

Net income	-	-	-	450,290	-	450,290

Balances, June 30, 2008	20,973,924	$21,022	$22,575,608	$(9,765,932)	$(11,966)	$12,818,732

11.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$57,935	$-	$57,935	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input. During the three-month period ended June 30, 2008, we recorded $38,363 of income relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.

In the accompanying condensed consolidated balance sheets, we have recorded debt discounted based upon the fair value of detachable warrants as well as an asset retirement obligation. As discussed above, the application of SFAS 157 for these non-recurring items has been deferred.

12. SUBSEQUENT EVENTS

None.

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

Results of Continuing Operations

The following tables set forth certain consolidated statement of continuing operations data as a percentage of revenues for the periods indicated. Percentages may not add due to rounding.

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Revenues	100.0%	100.0%
Cost of revenues	55.7%	58.4%
Gross profit	44.3%	41.6%

Depreciation expense	6.5%	6.8%
Amortization of intangible merchant contracts	3.3%	3.2%
Selling, general and administrative	22.4%	24.5%
Impairment of notes receivable	0.0%	0.1%
Recovery of bad debts	0.0%	-1.7%
Stock compensation expense	0.7%	0.1%
Total operating expenses	32.9%	33.0%
Operating income from continuing operations before items shown below	11.4%	8.6%

Interest expense, net	-3.7%	-5.2%
Gain on disposal of assets	0.0%	-0.4%
Income from continuing operations before provision for income taxes	7.7%	3.0%
Income from continuing operations	7.7%	3.0%
EBITDA (1)	21.2%	18.2%

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Revenues	100.0%	100.0%
Cost of revenues	56.1%	58.5%
Gross profit	43.9%	41.5%

Depreciation expense	6.9%	6.9%
Amortization of intangible merchant contracts	3.4%	3.3%
Selling, general and administrative	23.0%	25.4%
Impairment of notes receivable	0.0%	0.1%
Recovery of bad debts	0.0%	-0.9%
Stock compensation expense	1.1%	0.0%
Total operating expenses	34.4%	34.8%
Operating income from continuing operations before items shown below	9.5%	6.7%

Interest expense, net	-4.6%	-5.6%
Gain on disposal of assets	0.0%	-0.2%
Income from continuing operations before provision for income taxes	4.9%	0.9%
Income from continuing operations	4.9%	0.9%
EBITDA (1)	19.8%	16.7%

(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007:

Revenues

The Company reported total operating revenue from continuing operations of $5,845,128 for the three-month period ended June 30, 2008 as compared to $5,596,210 for the three-month period ended June 30, 2007. We achieved increased revenues from 2007 despite slightly lower transaction volumes. This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs beginning in the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $3,267,497 to $3,258,602 for the three-month period ended June 30, 2008. The slight decrease in cost of revenues period over period was achieved despite higher fuel charges resulting in higher first line and second line maintenance costs and increased residual/commission payments to customers from fiscal 2007. Lower interest rates resulted in lower cash costs for the three-month period in 2008 and offset the higher maintenance costs and increased residual/commission payments from fiscal 2007.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended June 30, 2008 and 2007 were approximately 44.3%, or $2,586,526, and approximately 41.6%, or $2,328,713, respectively. The increased gross profit and gross profit percentage for the second quarter of 2008 versus the same period in 2007 was mainly attributable to the increased surcharge/convenience fees on selected ATMs and lower cash costs due to lower interest rates.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended June 30, 2008 and 2007 were $1,919,498 and $1,843,020, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of notes receivable, recovery of bad debts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $1,307,031 for the three-month period ended June 30, 2008 from $1,373,174 for the three-month period ended June 30, 2007. The decrease in SG&A expenses from continuing operations was directly attributable to the decrease in legal and professional fees resulting from cost reduction measures we had undertaken in the first two quarters of 2008. Additionally, during the three-month period in 2007 we incurred approximately $20,000 of costs associated with our shareholder meeting.

Depreciation Expense

Depreciation expense from continuing operations decreased for the three-month period ended June 30, 2008 to $377,553 from $382,447 for the same period in 2007. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases. This refinancing enables the Company to depreciate the assets covered under the respective leases over a longer period of time thus recording savings during the three-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended June 30, 2008 to $192,538 from $176,326 for the same period in 2007. The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to the Triple-DES upgrades purchased during the last six months of 2007. See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment of Notes Receivable

During the three-month period ended June 30, 2007 we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”).

Recovery of Bad Debts

During the three-month period ended June 30, 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Stock Compensation Expense

During the three-month periods ended June 30, 2008 and 2007, we recorded stock compensation expenses of $42,376 and $5,330, respectively, mainly relating to executive stock option grants (see Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended June 30, 2008 in the amount of $667,028 as compared to operating income from continuing operations of $485,693 in the three-month period ended June 30, 2007.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended June 30, 2008 to $216,738 from $290,909 for the three-month period ended June 30, 2007. The decrease was mainly due to decreased debt balances at the three-month period ended June 30, 2008 as compared to the debt balances at the three-month period ended June 30, 2007. During the three-month period ended June 30, 2008 we recorded interest income of $38,363 relating to the interest swap agreement we entered into with our senior lender.

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Interest expense, net	$175,241	$249,413
Accretion of discount on notes payable	41,497	41,496
Total Interest expense, net	$216,738	$290,909

Loss on Sale or Disposal of Assets

During the three-month period ended June 30, 2007, we recorded a loss on disposal of certain ATM assets of $23,877.

Income from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $450,290 for the three months ended June 30, 2008 as compared to net income from continuing operations before taxes of $170,907 for the three-month period ended June 30, 2007.

Income Taxes

We incurred no tax expense in either of the respective periods ending June 30, 2008 and June 30, 2007. At December 31, 2007, the Company has a net operating loss carryforward of approximately $23.0 million available. The net operating loss carryforward is due to expire during fiscal years 2008-2027.

Net Income

We had net income of $450,290 for the three months ended June 30, 2008 as compared to net income of $170,907 for the three-month period ended June 30, 2007.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007:

Revenues

The Company reported total operating revenue from continuing operations of $11,373,488 for the six-month period ended June 30, 2008 as compared to $10,867,200 for the six-month period ended June 30, 2007. We achieved increased revenues from 2007 despite lower transaction volumes. This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs beginning in the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations increased slightly from $6,362,171 to $6,378,646 for the six-month period ended June 30, 2008. The slight increase in cost of revenues period over period was mainly due to higher fuel charges resulting in higher first line and second line maintenance costs and increased residual/commission payments to customers from fiscal 2007. Lower interest rates resulted in lower cash costs for the six-month period in 2008 and offset the higher maintenance costs and increased residual/commission payments from fiscal 2007.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the six-month periods ended June 30, 2008 and 2007 were approximately 43.9%, or $4,994,842, and approximately 41.5%, or $4,505,029, respectively. The increased gross profit and gross profit percentage for the first six months of 2008 versus the same period in 2007 was mainly attributable to the increased surcharge/convenience fees on selected ATMs and lower cash costs due to lower interest rates.

Operating Expenses

Our total operating expenses from continuing operations for the six months ended June 30, 2008 and 2007 were $3,906,016 and $3,776,446, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of notes receivable, recovery of bad debts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $2,620,406 for the six-month period ended June 30, 2008 from $2,758,459 for the six-month period ended June 30, 2007. The decrease in SG&A expenses from continuing operations was directly attributable to the decrease in legal and professional fees resulting from cost reduction measures we had undertaken in the first two quarters of 2008. Additionally, during the six-month period in 2007 we incurred approximately $20,000 of costs associated with our shareholder meeting.

Depreciation Expense

Depreciation expense from continuing operations increased for the six-month period ended June 30, 2008 to $779,257 from $752,973 for the same period in 2007. This increase in depreciation expense was mainly due to the additional capitalized assets relating to the Triple-DES upgrades during the last six months of 2007 offset by savings due to refinanced capital leases discussed above.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the six-month period ended June 30, 2008 to $384,329 from $353,941 for the same period in 2007. The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to the Triple-DES upgrades purchased during the last six months of 2007. See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment of Notes Receivable

During the six-month period ended June 30, 2007 we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”).

Recovery of Bad Debts

During the six-month period ended June 30, 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Stock Compensation Expense

During the six-month period ended June 30, 2008 and 2007, we recorded stock compensation expenses of $122,024 and $5,330, respectively, mainly relating to executive stock option grants (see Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the six-month period ended June 30, 2008 in the amount of $1,088,826 as compared to operating income from continuing operations of $728,583 in the six-month period ended June 30, 2007.

Interest Expense, Net

Interest expense, net, decreased for the six-month period ended June 30, 2008 to $526,381 from $608,440 for the six-month period ended June 30, 2007. The decrease was mainly due to decreased debt balances at the six-month period ended June 30, 2008 as compared to the debt balances at the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008 we recorded interest expense of $5,679 relating to the interest swap agreement we entered into with our senior lender.

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Interest expense, net	$443,387	$525,447
Accretion of discount on notes payable	82,994	82,993
Total Interest expense, net	$526,381	$608,440

Loss on Sale or Disposal of Assets

During the six-month period ended June 30, 2007, we recorded a loss on disposal of certain ATM assets of $23,017.

Income from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $562,445 for the six months ended June 30, 2008 as compared to net income from continuing operations before taxes of $97,126 for the six-month period ended June 30, 2007.

Income Taxes

We incurred no tax expense in either of the respective periods ending June 30, 2008 and June 30, 2007. At December 31, 2007, the Company has a net operating loss carryforward of approximately $23.0 million available. The net operating loss carryforward is due to expire during fiscal years 2008-2027.

Income from Discontinued Operations

We had income from discontinued operations of $175,000 for the six months ended June 30, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale.

Net Income

We had net income of $562,445 for the six months ended June 30, 2008 as compared to net income of $272,126 for the six-month period ended June 30, 2007.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Net income from continuing operations	$450,290	$170,907
Interest expense, net	216,738	290,909
Depreciation expense	377,553	382,447
Amortization of intangible merchant contracts	192,538	176,326
EBITDA from continuing operations	$1,237,119	$1,020,589

Our EBITDA from continuing operations increased to $1,237,119 for the second quarter of fiscal 2008 from $1,020,589 for the second quarter of fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 21.2% for the second quarter of fiscal 2008 from 18.2% for the second quarter of fiscal 2007. EBITDA from continuing operations increased 21.2% for the second quarter of 2008 from the second quarter of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Net income from continuing operations	$562,445	$97,126
Interest expense, net	526,381	608,440
Depreciation expense	779,257	752,973
Amortization of intangible merchant contracts	384,329	353,941
EBITDA from continuing operations	$2,252,412	$1,812,480

Our EBITDA from continuing operations increased to $2,252,412 for the six months of fiscal 2008 from $1,812,480 for the six months of fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 19.8% for the six months of fiscal 2008 from 16.7% for the six months of fiscal 2007. EBITDA from continuing operations increased 24.3% for the six months of 2008 from the six months of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Net income from continuing operations	$450,290	$170,907
Interest expense, net	216,738	290,909
Depreciation expense	377,553	382,447
Amortization of intangible merchant contracts	192,538	176,326
Stock compensation expense	42,376	5,330
EBITDA from continuing operations before stock compensation expense	$1,279,495	$1,025,919

Our EBITDA from continuing operations before stock compensation expense increased to $1,279,495 for the second quarter of fiscal 2008 from $1,025,919 for the second quarter of fiscal 2007. EBITDA from continuing operations before stock compensation expense as a percentage of revenues increased to 21.9% for the second quarter of fiscal 2008 from 18.3% for the second quarter of fiscal 2007. EBITDA from continuing operations before stock compensation expense increased 24.7% for the second quarter of 2008 from the second quarter of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Net income from continuing operations	$562,445	$97,126
Interest expense, net	526,381	608,440
Depreciation expense	779,257	752,973
Amortization of intangible merchant contracts	384,329	353,941
Stock compensation expense	122,024	5,330
EBITDA from continuing operations before stock compensation expense	$2,374,436	$1,817,810

Our EBITDA from continuing operations before stock compensation expense increased to $2,374,436 for the six months of fiscal 2008 from $1,817,810 for the six months of fiscal 2007. EBITDA from continuing operations before stock compensation expense as a percentage of revenues increased to 20.9% for the six months of fiscal 2008 from 16.7% for the six months of fiscal 2007. EBITDA from continuing operations before stock compensation expense increased 30.6% for the six months of 2008 from the six months of 2007.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the six-month period ended June 30, 2008 was $1,310,111, compared to the net cash provided by continuing operating activities during the six-month period ended June 30, 2007 of $914,105. This represented a 43.3% increase year over year.

The Company used $953,264 for financing activities, mainly paying back senior lender notes and capital leases during the six-month period ended June 30, 2008, compared to funds used in financing activities of $982,408 for the six-month period ended June 30, 2007.

Net cash used in investing activities was $108,479 during the six-month period ended June 30, 2008, mainly representing net purchases of property and equipment. This compares to net cash used in investing activities of $134,113 for the six-month period ended June 30, 2007, representing net purchases of property and equipment offset by escrow proceeds received from sale of subsidiary.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004 the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2008 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of June 30, 2008, the Company had 48 ATMs funded by WSFS with a vault cash outstanding balance of approximately $893,400 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank (“First Charter”) allowing us to obtain up to $3,000,000 in vault cash. We had since increased the line as of December 31, 2006 to $6,000,000. In June 2008, First Charter was acquired by Fifth Third Bancorp (“Fifth Third”). Fifth Third’s strategy relating to providing ATM vault cash is different than First Charter’s. As a result, Fifth Third elected to terminate the contract early. As of June 30, 2008, the Company had no ATMs funded by Fifth Third. All ATMs that were previously funded by First Charter are now funded by U.S. Bank.

•
Elan (formerly GenPass Technologies). On November 24, 2006 we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $22,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2008 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of June 30, 2008, the Company had 921 ATMs funded by Elan with a vault cash outstanding balance of about approximately $19,135,600.

•
Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of June 30, 2008, Nationwide had 55 branded financial partners, which funded 571 ATMs.

Working Capital

As of June 30, 2008, we had current assets of $2,373,603 and current liabilities of $4,296,972, which results in a negative working capital of $1,923,369 as compared to current assets of $2,470,721 and current liabilities of $5,620,206 resulting in a negative working capital of $3,149,485 as of June 30, 2007. The ratio of current assets to current liabilities increased to 0.55 at June 30, 2008 from 0.44 at June 30, 2007. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2008. As of June 30, 2008, we were in compliance with all applicable covenants and ratios under its Fourth Amended and Restated Loan Agreement with Wachovia Bank.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #8 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.7	Subsidiary Guarantee dated October 27, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.12	Form of Subscription Agreement dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.14	Consolidated Renewal Promissory Note dated August 28, 2007 issued by Company to Wachovia (Incorporated to form 8-K filed with the SEC on October 1, 2007)

4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

10.1	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 8-K filed July 2, 2008).

10.2	Director Compensation Arrangements

31.1	Certification of the Chief Executive Officer of Global Axcess Corp Certification of the Chief Financial Officer of Global Axcess Corp

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 6, 2008 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:  /s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of August, 2008.

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