Form 10-Q
period 2008-09-30
GLOBAL AXCESS CORP
filed 2008-11-05
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ࿠ No ☒

As of November 03, 2008, the registrant had 20,973,924 shares outstanding of the common stock ($0.001 par value).

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we”, “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2008.

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

From time to time, representatives of Global Axcess Corp (the “Company”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,127,738	$540,161
Accounts receivable, net of allowance of $13,349 in 2008 and $23,797 in 2007	985,046	924,629
Inventory	336,228	235,597
Prepaid expenses and other current assets	152,083	141,348
Total current assets	2,601,095	1,841,735

Fixed assets, net	4,933,965	5,580,882

Other assets
Merchant contracts, net	11,519,619	12,057,638
Intangible assets, net	4,130,034	4,165,491
Deferred tax asset - non-current	339,800	339,800
Other assets	9,232	15,139

Total assets	$23,533,745	$24,000,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,704,888	$3,361,635
Notes payable - related parties - current portion, net	19,821	20,695
Note payable	-	25,000
Senior lenders' notes payable - current portion, net	606,416	600,000
Capital lease obligations - current portion	769,184	961,046
Total current liabilities	4,100,309	4,968,376

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,311,324	1,317,180
Senior lenders' notes payable - long-term portion, net	4,353,253	4,757,377
Capital lease obligations - long-term portion	642,762	823,489
Total liabilities	10,407,648	11,866,422

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 20,973,924 shares outstanding	21,022	21,022
Additional paid-in capital	22,606,148	22,453,584
Accumulated deficit	(9,489,107)	(10,328,377)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	13,126,097	12,134,263
Total liabilities and stockholders' equity	$23,533,745	$24,000,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Revenues	$5,652,977	$5,532,807

Cost of revenues	3,199,906	3,248,596
Gross profit	2,453,071	2,284,211

Operating expenses
Depreciation expense	329,061	390,446
Amortization of intangible merchant contracts	193,173	186,369
Selling, general and administrative	1,367,572	1,253,056
Stock compensation expense	30,540	43,851
Total operating expenses	1,920,346	1,873,722
Operating income from continuing operations before items shown below	532,725	410,489

Interest expense, net	(255,900)	(314,787)
Gain on sale or disposal of assets	-	500
Income from continuing operations	$276,825	$96,202
Net Income	$276,825	$96,202

Income per common share - basic:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

Income per common share - diluted:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	20,973,924	20,973,924
Diluted	21,043,567	20,973,924

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues	$17,026,465	$16,400,007

Cost of revenues	9,578,552	9,610,767
Gross profit	7,447,913	6,789,240

Operating expenses
Depreciation expense	1,108,318	1,143,420
Amortization of intangible merchant contracts	577,502	540,309
Selling, general and administrative	3,987,978	4,011,515
Impairment of notes receivable	-	5,743
Recovery of bad debts	-	(100,000)
Stock compensation expense	152,564	49,181
Total operating expenses	5,826,362	5,650,168
Operating income from continuing operations before items shown below	1,621,551	1,139,072

Interest expense, net	(782,281)	(923,227)
Loss on sale or disposal of assets	-	(22,517)
Income from continuing operations	$839,270	$193,328
Income from discontinued operations, net of tax	$-	$175,000
Net Income	$839,270	$368,328

Income per common share - basic:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.04	$0.02

Income per common share - diluted:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.04	$0.02

Weighted average common shares outstanding:
Basic	20,973,924	20,993,209
Diluted	20,998,495	20,994,711

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Income from continuing operations	$839,270	$193,328
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	152,564	49,181
Depreciation expense	1,108,318	1,143,420
Amortization of intangible merchant contracts	577,502	540,309
Amortization of capitalized loan fees	34,824	-
Allowance for doubtful accounts	(13,220)	(25,729)
Non-cash interest expense on swap agreement with senior lender	14,300	-
Accretion of discount on notes payable	124,491	124,489
Impairment of notes receivable	-	5,743
Loss on sale or disposal of assets	-	22,517
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	24,260
Change in accounts receivable	(47,197)	53,153
Change in other receivable	-	15
Change in inventory	24,097	19,716
Change in prepaid expenses and other current assets	(10,735)	83,462
Change in other assets	5,907	15,529
Change in intangible assets, net	633	6,774
Change in accounts payable and accrued liabilities	(671,047)	(394,825)
Change in automated teller machine vault cash payable	-	(26,220)
Net cash provided by continuing operating activitities	2,139,707	1,835,122
Discontinued operations
Net income	-	175,000
Adjustments to reconcile net income to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	-	(175,000)
Net cash provided by continuing and discontinued operating activities	2,139,707	1,835,122

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	175,000
Insurance proceeds on disposal of fixed assets	-	35,390
Costs of acquiring merchant contracts	(39,483)	(224,228)
Purchase of property and equipment	(178,725)	(600,214)
Net cash used in investing activities	(218,208)	(614,052)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	39,028	-
Principal payments on senior lenders' notes payable	(552,658)	(508,332)
Principal payments on notes payable	(25,000)	-
Principal payments on notes payable - related parties	(15,299)	(13,653)
Principal payments on capital lease obligations	(779,993)	(922,915)
Net cash used in financing activities	(1,333,922)	(1,444,900)
Increase (decrease) in cash	587,577	(223,830)
Cash, beginning of period	540,161	753,844
Cash, end of the period	$1,127,738	$530,014

Cash paid for interest	$603,579	$716,004

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	September 30, 2008	September 30, 2007

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Transfer of de-installed net fixed assets to inventory	$124,728	$-
Total non-cash operating activities	$124,728	$-

Investing activities:
Purchase of assets under capital lease obligations	$407,404	$89,394
Transfer of de-installed net fixed assets to inventory	(124,728)	-
Total non-cash investing activities	$282,676	$89,394

Settlement of note receivable through issuance of treasury stock:
Note receivable	$-	$(17,709)
Impairment of notes receivable	-	5,743
Repurchase of treasury stock, 47,862 shares of common stock at cost	$-	$(11,966)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services in the United States. Through its wholly-owned subsidiary, Nationwide Money Services, Inc., the Company provides turnkey ATM management solutions that include cash, project and account management services. The Company currently owns, manages or operates approximately 4,300 ATMs in its national network spanning 44 states.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in its condensed consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the Company’s consolidated financial statements.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received. During the nine-month period ended September 30, 2008, the Company received and booked $13,944 of revenue on these breached contracts.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2008 and 2007:

Revenues:

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Surcharge / Convenience Fee revenue	$3,031,740	$2,763,868
Interchange revenue	1,978,252	2,111,597
Processing revenue	72,257	80,621
ATM Sales revenue	119,254	92,114
Other revenue	451,474	484,607
Total revenue	$5,652,977	5,532,807

	For the Three Months Ended
	September 30, 2008	September 30, 2007

ATM Operating revenue	$5,533,723	$5,440,693
ATM Sales revenue	119,254	92,114
Total revenue	$5,652,977	$5,532,807

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Surcharge / Convenience Fee revenue	$9,005,422	$8,193,650
Interchange revenue	6,019,038	6,235,401
Processing revenue	227,623	257,568
ATM Sales revenue	431,594	346,564
Other revenue	1,342,788	1,366,824
Total revenue	17,026,465	$16,400,007

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

ATM Operating revenue	$16,594,871	$16,053,443
ATM Sales revenue	431,594	346,564
Total revenue	$17,026,465	$16,400,007

Cost of Revenues:

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Merchant residual / commission costs	$1,886,794	$1,796,873
Cost of cash	467,170	662,212
Processing costs	222,735	255,103
Communication costs	146,405	139,438
ATM Sales costs	118,516	73,785
Other cost of revenues	358,286	321,185
Total cost of revenues	$3,199,906	3,248,596

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Cost of ATM operating revenue	$3,081,390	$3,174,811
ATM Sales costs	118,516	73,785
Total cost of revenues	$3,199,906	$3,248,596

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Merchant residual / commission costs	$5,521,077	$5,035,175
Cost of cash	1,519,930	2,032,403
Processing costs	650,358	748,522
Communication costs	432,323	422,045
ATM Sales costs	400,644	331,528
Other cost of revenues	1,054,220	1,041,094
Total cost of revenues	9,578,552	$9,610,767

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Cost of ATM operating revenue	$9,177,908	$9,279,239
ATM Sales costs	400,644	331,528
Total cost of revenues	$9,578,552	$9,610,767

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment, including parts relating to upgrading ATMs to become Triple DES compliant. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to fixed assets when the part is placed into service if the ATM is Company owned. Parts relating to upgrading ATMs to become Triple DES compliant are recorded to Merchant Contracts when the part is placed into service if the ATM is merchant owned and the merchant signs a term extension to an existing contract. The cost of the part will subsequently be amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant are expensed when the part is placed into service if the Company upgrades the merchant owned ATMs at no charge to the merchant. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. During the nine-month period ended September 30, 2008 the Company reclassified $124,728 of ATMs not in service into inventory. Once the inventoried ATM is placed back into service, pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the ATM is reclassified into fixed assets at the lower of fair market value or net book value adjusted by any unrecognized depreciation. At September 30, 2008, the Company's inventory totaled $336,228.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of September 30, 2008, the Company had bad debt reserves totaling $13,349 against gross accounts receivable totaling $998,395.

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

Intangible Assets – Goodwill and Merchant Contracts

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of, the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS No. 142 required completion of this first step within the first nine months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2008:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	338,092	229,418	108,674
Merchant contracts	14,696,314	3,176,694	11,519,620
Total Intangible assets and merchant contracts	$19,224,051	$3,574,398	$15,649,653

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at September 30, 2008, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock. Stock options to purchase 1,662,000 shares of common stock that were outstanding at September 30, 2008 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2008 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive. No warrants outstanding at September 30, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive. Stock options to purchase 1,628,425 shares of common stock that were outstanding at September 30, 2007 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive. No warrants outstanding at September 30, 2007 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	September 30, 2008	September 30, 2007
Numerator
Income from continuing operations	$276,825	$96,202

Numerator for diluted income per share available to common stockholders	$276,825	$96,202

Denominator
Weighted average shares	20,973,924	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	69,643	-

Denominator for diluted income per share adjusted weighted shares after assumed exercises	21,043,567	20,973,924

Income per common share - basic:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

Income per common share - diluted:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Numerator
Income from continuing operations	$839,270	$193,328
Income from discontinued operations	-	175,000

Numerator for diluted income per share available to common stockholders	$839,270	$368,328

Denominator
Weighted average shares	20,973,924	20,993,209
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	24,571	1,502

Denominator for diluted income per share adjusted weighted shares after assumed exercises	20,998,495	20,994,711

Income per common share - basic:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.04	$0.02

Income per common share - diluted:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	$-	$0.01
Net Income per common share	$0.04	$0.02

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock based compensation expense is included in operating expenses in the consolidated statements of income. During the three-month and nine-month periods ended September 30, 2008, the Company recorded $30,540 and $152,564, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions. For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter. During the three-month and nine-month periods ended September 30, 2008, the Company recorded $11,050 and $31,907, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the three-month period ended September 30, 2008 the Company recorded $31,528 of bonus expenses and $4,200 of estimated payroll taxes relating to this plan. Of the $31,528 recorded during the three-month period ended September 30, 2008, $16,903 is held back and will be paid upon achievement of fiscal 2008 net profits. During the nine-month period ended September 30, 2008, the Company recorded $98,784 of expenses relating to this plan. Of the $94,584 recorded during the nine-month period ended September 30, 2008, $50,709 is held back and will be paid upon achievement of fiscal 2008 net profits.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives and Hedging Activities” (“SFAS 161”) – an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (a) how and why the company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to its adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under applicable accounting literature. The Company will adopt the provision of FAS 142-3 on January 1, 2009 and is currently assessing the impact the adoption will have on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

3. DISCONTINUED OPERATIONS

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”) in a stock arrangement with Industrial Electronic Investments Limited. On September 30, 2006, the Company finalized the sale of the remaining 50% of CAC. As part of the sale of 50% of CAC on September 30, 2006, $175,000 of the sale price was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement. The warranty period ended and the Company received the full escrowed amount of $175,000 on March 28, 2007. The Company recognized the $175,000 deferred gain on sale as income from discontinued operations during the nine-month period ended September 30, 2007.

4. NOTES RECEIVABLE

In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%. The note was amended to extend the term to February 2007. The amount remaining on the note as of March 31, 2007 was $99,895. The promissory note is collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve due to the declining stock price of the Company. The 47,862 shares of Company stock held as collateral on this note were returned to the Company on April 20, 2007 as settlement of this note. The Company recorded the $11,966 market value of the returned 47,862 shares of stock as treasury stock. The settlement of this note resulted in an impairment of notes receivable charge of $5,743 recorded during the nine-month period ended September 30, 2007.

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

5. BUSINESS REORGANIZATION CHARGES

During the quarter ended September 30, 2006, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811. As of December 31, 2007, the amount of restructuring charges accrued was $141,313. As of September 30, 2008, the Company had fulfilled all payment obligations regarding the management restructuring taken place during fiscal year 2006.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Accounts payable	$427,050	$901,894
Accrued commissions/residual payments	1,266,522	1,157,608
Accrued cost of cash and cash replenishment expenses	326,015	431,302
Accrued payroll	309,298	303,545
Accrued severance	-	141,313
Accrued audit fees	75,351	89,269
Accrued interest	71,151	56,852
Accrued legal fees	-	15,000
Other	229,501	264,852
Accounts payable and accrued liabilities	$2,704,888	$3,361,635

7. COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2008 and 2011 and provide for lease payments at interest rates from 5.99% up to 14.37% per annum. The majority of the capital lease agreements, which total approximately 96% of our September 30, 2008 balances, are at interest rates at or below 12.11%. See Financial Footnote #14 to the Consolidated Financial Statements in the Annual Report on Form 10-KSB.

During the nine-month period ended September 30, 2008, we entered into $407,404 of new capital lease obligations, $360,504 of which are new $1 buy-out capital leases resulting from refinancing five previous fair market value leases which were at interest rates up to 18.71% per annum. The new refinanced capital lease obligations are 30-month leases at an interest rate of 7.8% per annum. As of September 30, 2008, approximately $1.4 million of capital lease obligations were included within the Company’s consolidated balance sheet.

8. LITIGATION AND CLAIMS

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Management is not aware of any lawsuits, other than discussed below that could have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Resource Express, Inc.

On August 23, 2007, Nationwide filed suit against Resource Express, Inc. (the “Defendant”) in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, case No. CA 071120 for breach of contract. Nationwide alleged that the Defendant breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties. On June 30, 2008, the Court entered a Final Default Judgment in favor of Nationwide and against the Defendant in the amount of $51,063. On August 20, 2008, the Defendant filed an Assignment for the Benefit of Creditors listing $46,407 in assets and debts in the approximate amount of $88,000. Nationwide has filed its proof of claim in the amount of the judgment plus interest. The Company expresses no opinion as to the likelihood of success or potential amount of recovery or collection relating to this matter, and has not recorded income during the nine-month period ended September 30, 2008 relating to this matter.

CAMOFI Master LDC

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

The Notice demands immediate payment of an amount equal to the sum of (i) 110% of the principal amount of the Note, plus all accrued and unpaid interest, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the Note. Pursuant to the terms of the Note, any overdue and unpaid interest must be paid at the rate of 20% per annum from the date such interest was due through the date of payment. The Company denies any claim that an event of default has occurred under Section 8(a)(iv) of the Note and is vigorously defending its position. The complaint seeks damages of "not less than $4,679,500"; however, even if a court were to determine that there was an event of default under the Note, the Company estimates that, as of the date hereof, a payment of approximately $3,876,250 would be due and payable. A February 1, 2009 non-jury trial date has been set in The United States District Court, Southern District of New York. Even though the court date is scheduled for February 2009, the Company is actively seeking to refinance the CAMOFI debt. Since the court date is scheduled for 2009, the Company believes it is unlikely that any resolution of this suit will occur before the end of the third quarter of fiscal 2009, and as such believes that the debt, net of warrant valuation discounts, should continue to be categorized as long-term debt as of September 30, 2008. The Company believes that all legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy.

On August 12, 2008, the Company entered into a settlement agreement, effective as of August 12, 2008 (the “Agreement”), with CAMOFI. The Agreement provides that the Company will make a $3,700,000 lump sum payment (the “Payment”) to CAMOFI to cancel the Company’s 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the “Note”) issued in October of 2005. Of the $3,700,000 total lump sum payment, $3,500,000 will repay the principal balance of the note and $200,000 will reimburse CAMOFI for legal fees and other expenses. Global Axcess's directors and officer's insurance policy will cover the $200,000. The Payment is the entire payment that the Company will make under the Note or any of the other transaction documents entered into by the Company and CAMOFI in October of 2005, with the exception of any obligations that the Company may have to CAMOFI relating to the warrants issued in connection with the Note and the related registration rights agreement. In addition, pursuant to the terms of the Agreement, the Company will reduce the exercise price of the warrants from $1.75 to $0.01 and remove the full ratchet anti-dilution protection provisions contained in the warrants. The Agreement also provides that CAMOFI acknowledges that the Company will need to obtain financing in order to make the Payment and, as a result, the Agreement is contingent upon the Company successfully obtaining financing such that the closing of the Agreement can occur within 90 days after August 12, 2008. Upon closing, the Company expects to record a non-cash expense of approximately $300,000 for the early extinguishment of debt which would have otherwise been expensed at $38,600 per quarter through the maturity date of the note in October 2010. The Company also expects to record a non-cash expense of approximately $175,000 for the warrant repricing. This will result in the Company recording a one-time charge of approximately $475,000 to earnings upon closing. If the Company is unable to obtain the necessary financing, the Agreement will become null and void.

As of November 4, 2008, the Company believes that it is unlikely that it will obtain the necessary financing in the required time frame and has verbally requested a 60-day extension from CAMOFI to obtain financing. Without the approval of the extension, the inability to obtain the financing will make the agreement null and void.

Sydney Michael Cole

On April 3, 2008, the Company was served with process by Sidney Michael Cole ("COLE"), an investor and shareholder of the Company. In the complaint, filed in the District Court of Dallas County, Texas, COLE alleges securities fraud and common law fraud relating to the restatement of the Company’s 2005 earnings that occurred in 2006. COLE seeks unspecified damages in the complaint. The Company denies all allegations in the complaint and intends to vigorously defend such action. The Company has moved the case to the United States District Court for the Northern District of Texas, and pursuant to a Joint Report filed with the court, the parties have proposed that the case be set for trial in August of 2009. The parties are working to conclude initial discovery and schedule an expedited mediation conference sometime during the fourth quarter of 2008. The Company believes that all costs including legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy and does not anticipate a material financial impact due to this matter.

9. INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at September 30, 2008 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2007, the Company had net operating loss carryforwards remaining of approximately $22,969,986 that may be offset against future taxable income through 2027. As part of management’s tax strategies we will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

10. CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2008:

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, June 30, 2008	20,973,924	$21,022	$22,575,608	$(9,765,932)	$(11,966)	$12,818,732

Stock compensation expense	-	-	30,540	-	-	30,540

Net income	-	-	-	276,825	-	276,825

Balances, September 30, 2008	20,973,924	$21,022	$22,606,148	$(9,489,107)	$(11,966)	$13,126,097

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy:
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$66,566	$-	$66,566	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input. During the three-month period ended September 30, 2008, we recorded $8,621 of expense relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations. During the nine-month period ended September 30, 2008, we recorded $14,300 of expense relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.

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

Summary

The Company, through its wholly-owned subsidiaries, owns, manages or operates Automated Teller Machines ("ATMs”) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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
	For the Three Months Ended
	September 30, 2008	September 30, 2007

Revenues	100.0%	100.0%
Cost of revenues	56.6%	58.7%
Gross profit	43.4%	41.3%

Depreciation expense	5.8%	7.1%
Amortization of intangible merchant contracts	3.4%	3.4%
Selling, general and administrative	24.2%	22.6%
Impairment of notes receivable	0.0%	0.0%
Recovery of bad debts	0.0%	0.0%
Stock compensation expense	0.5%	0.8%
Total operating expenses	33.9%	33.9%
Operating income from continuing operations
before items shown below	9.5%	7.4%

Interest expense, net	-4.5%	-5.7%
Gain on disposal of assets	0.0%	0.0%
Income from continuing operations before provision for income taxes	5.0%	1.7%
Income from continuing operations	5.0%	1.7%
EBITDA (1)	18.7%	17.9%

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues	100.0%	100.0%
Cost of revenues	56.3%	58.6%
Gross profit	43.7%	41.4%

Depreciation expense	6.5%	7.0%
Amortization of intangible merchant contracts	3.4%	3.3%
Selling, general and administrative	23.4%	24.5%
Impairment of notes receivable	0.0%	0.0%
Recovery of bad debts	0.0%	-0.6%
Stock compensation expense	0.9%	0.3%
Total operating expenses	34.2%	34.5%
Operating income from continuing operations
before items shown below	9.5%	6.9%

Interest expense, net	-4.6%	-5.6%
Gain on disposal of assets	0.0%	-0.1%
Income from continuing operations before provision for income taxes	4.9%	1.2%
Income from continuing operations	4.9%	1.2%
EBITDA (1)	19.4%	17.1%

(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007:

Revenues

The Company reported total operating revenue from continuing operations of $5,652,977 for the three-month period ended September 30, 2008 as compared to $5,532,807 for the three-month period ended September 30, 2007. We achieved increased revenues from 2007 despite slightly lower transaction volumes. This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs beginning in the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $3,248,596 to $3,199,906 for the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008. The slight decrease in cost of revenues period over period was achieved despite higher fuel charges resulting in higher first line and second line maintenance costs and increased residual/commission payments to customers from fiscal 2007. Lower interest rates resulted in lower cash costs for the three-month period in 2008 and offset the higher maintenance costs and increased residual/commission payments from fiscal 2007.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended September 30, 2008 and 2007 were approximately 43.4%, or $2,453,071, and approximately 41.3%, or $2,284,211, respectively. The increased gross profit and gross profit percentage for the third quarter of 2008 versus the same period in 2007 was mainly attributable to the increased surcharge/convenience fees on selected ATMs and lower cash costs due to lower interest rates.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended September 30, 2008 and 2007 were $1,920,346 and $1,873,722, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $1,367,572 for the three-month period ended September 30, 2008 from $1,253,056 for the three-month period ended September 30, 2007. The increase in SG&A expenses from continuing operations was directly attributable to the incentive based performance plans implemented in 2008 and achieved during the third quarter of 2008. Additionally, the Company incurred approximately $30,000 in marketing expenses relating to a gas give-away program in the Georgia and Texas markets.

Depreciation Expense

Depreciation expense from continuing operations decreased for the three-month period ended September 30, 2008 to $329,061 from $390,446 for the same period in 2007. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases. This refinancing enables the Company to depreciate the assets covered under the respective leases over a longer period of time thus recording savings during the three-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended September 30, 2008 to $193,173 from $186,369 for the same period in 2007. The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to the Triple-DES upgrades purchased during the last nine months of 2007. See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended September 30, 2008 and 2007, we recorded stock compensation expenses of $30,540 and $43,851, respectively, mainly relating to executive stock option grants (see Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended September 30, 2008 in the amount of $532,725 as compared to operating income from continuing operations of $410,489 in the three-month period ended September 30, 2007.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended September 30, 2008 to $255,900 from $314,787 for the three-month period ended September 30, 2007. The decrease was mainly due to decreased debt balances at the three-month period ended September 30, 2008 as compared to the debt balances at the three-month period ended September 30, 2007. During the three-month period ended September 30, 2008 we recorded interest expense of $8,621 relating to the interest swap agreement we entered into with our senior lender.

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Interest expense, net	$214,403	$273,291
Accretion of discount on notes payable	41,497	41,496
Total Interest expense, net	$255,900	$314,787

Gain on Sale or Disposal of Assets

During the three-month period ended September 30, 2007, we recorded a gain on disposal of certain ATM assets of $500.

Income from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $276,825 for the three months ended September 30, 2008 as compared to net income from continuing operations before taxes of $96,202 for the three-month period ended September 30, 2007.

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2008 and September 30, 2007. At December 31, 2007, the Company has a net operating loss carryforward of approximately $23.0 million available. The net operating loss carryforward is due to expire during fiscal years 2008-2027.

Net Income

We had net income of $276,825 for the three months ended September 30, 2008 as compared to net income of $96,202 for the three-month period ended September 30, 2007.

Comparison of Results of Operations for the Nine months Ended September 30, 2008 and 2007:

Revenues

The Company reported total operating revenue from continuing operations of $17,026,465 for the nine-month period ended September 30, 2008 as compared to $16,400,007 for the nine-month period ended September 30, 2007. We achieved increased revenues from 2007 despite lower transaction volumes. This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs beginning in the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations decreased slightly from $9,610,767 to $9,578,552 for the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008. The slight decrease in cost of revenues period over period was achieved despite higher fuel charges resulting in higher first line and second line maintenance costs and increased residual/commission payments to customers from fiscal 2007. Lower interest rates resulted in lower cash costs for the nine-month period in 2008 and offset the higher maintenance costs and increased residual/commission payments from fiscal 2007.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the nine-month periods ended September 30, 2008 and 2007 were approximately 43.7%, or $7,447,913, and approximately 41.4%, or $6,789,240, respectively. The increased gross profit and gross profit percentage for the first nine months of 2008 versus the same period in 2007 was mainly attributable to the increased surcharge/convenience fees on selected ATMs and lower cash costs due to lower interest rates.

Operating Expenses

Our total operating expenses from continuing operations for the nine months ended September 30, 2008 and 2007 were $5,826,362 and $5,650,168, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of notes receivable, recovery of bad debts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $3,987,978 for the nine-month period ended September 30, 2008 from $4,011,515 for the nine-month period ended September 30, 2007. The decrease in SG&A expenses from continuing operations was directly attributable to the decrease in legal and professional fees resulting from cost reduction measures we had undertaken in the first two quarters of 2008. Additionally, during the nine-month period in 2007 we incurred approximately $20,000 of costs associated with our shareholder meeting.

Depreciation Expense

Depreciation expense from continuing operations decreased for the nine-month period ended September 30, 2008 to $1,108,318 from $1,143,420 for the same period in 2007. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases. This refinancing enables the Company to depreciate the assets covered under the respective leases over a longer period of time thus recording savings during the three-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the nine-month period ended September 30, 2008 to $577,502 from $540,309 for the same period in 2007. The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to the Triple-DES upgrades purchased during the last nine months of 2007. See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Impairment of Notes Receivable

During the nine-month period ended September 30, 2007 we incurred impairment of notes receivable charges of $5,743 which related to the settlement of a February 2004 note (see Note #4 “Notes Receivable”).

Recovery of Bad Debts

During the nine-month period ended September 30, 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note (see Note #4 “Notes Receivable”).

Stock Compensation Expense

During the nine-month period ended September 30, 2008 and 2007, we recorded stock compensation expenses of $152,564 and $49,181 respectively, mainly relating to executive stock option grants (see Note #2 “Description of Business and Summary of Significant Accounting Policies”).

Operating Income from Continuing Operations

We had operating income from continuing operations for the nine-month period ended September 30, 2008 in the amount of $1,621,551 as compared to operating income from continuing operations of $1,139,072 in the nine-month period ended September 30, 2007.

Interest Expense, Net

Interest expense, net, decreased for the nine-month period ended September 30, 2008 to $782,281 from $923,227 for the nine-month period ended September 30, 2007. The decrease was mainly due to decreased debt balances at the nine-month period ended September 30, 2008 as compared to the debt balances at the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008 we recorded interest expense of $14,300 relating to the interest swap agreement we entered into with our senior lender.

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Interest expense, net	$657,790	$798,738
Accretion of discount on notes payable	124,491	124,489
Total Interest expense, net	$782,281	$923,227

Loss on Sale or Disposal of Assets

During the nine-month period ended September 30, 2007, we recorded a loss on disposal of certain ATM assets of $22,517.

Income from Continuing Operations Before Provision for Tax

We had net income from continuing operations before taxes of $839,270 for the nine months ended September 30, 2008 as compared to net income from continuing operations before taxes of $193,328 for the nine-month period ended September 30, 2007.

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2008 and September 30, 2007. At December 31, 2007, the Company has a net operating loss carryforward of approximately $23.0 million available. The net operating loss carryforward is due to expire during fiscal years 2008-2027.

Income from Discontinued Operations

We had income from discontinued operations of $175,000 for the nine months ended September 30, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale.

Net Income

We had net income of $839,270 for the nine months ended September 30, 2008 as compared to net income of $368,328 for the nine-month period ended September 30, 2007.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Net income from continuing operations	$276,825	$96,202
Interest expense, net	255,900	314,787
Depreciation expense	329,061	390,446
Amortization of intangible merchant contracts	193,173	186,369
EBITDA from continuing operations	$1,054,959	$987,804

Our EBITDA from continuing operations increased to $1,054,959 for the third quarter of fiscal 2008 from $987,804 for the third quarter of fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 18.7% for the third quarter of fiscal 2008 from 17.9% for the third quarter of fiscal 2007. EBITDA from continuing operations increased 6.8% for the third quarter of 2008 from the third quarter of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Net income from continuing operations	$839,270	$193,328
Interest expense, net	782,281	923,227
Depreciation expense	1,108,318	1,143,420
Amortization of intangible merchant contracts	577,502	540,309
EBITDA from continuing operations	$3,307,371	$2,800,284

Our EBITDA from continuing operations increased to $3,307,371 for the nine months of fiscal 2008 from $2,800,284 for the nine months of fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 19.4% for the nine months of fiscal 2008 from 17.1% for the nine months of fiscal 2007. EBITDA from continuing operations increased 18.1% for the nine months of 2008 from the nine months of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30, 2008	September 30, 2007

Net income from continuing operations	$276,825	$96,202
Interest expense, net	255,900	314,787
Depreciation expense	329,061	390,446
Amortization of intangible merchant contracts	193,173	186,369
Stock compensation expense	30,540	43,851
EBITDA from continuing operations before stock compensation expense	$1,085,499	$1,031,655

Our EBITDA from continuing operations before stock compensation expense increased to $1,085,499 for the third quarter of fiscal 2008 from $1,031,655 for the third quarter of fiscal 2007. EBITDA from continuing operations before stock compensation expense as a percentage of revenues increased to 19.2% for the third quarter of fiscal 2008 from 18.6% for the third quarter of fiscal 2007. EBITDA from continuing operations before stock compensation expense increased 5.2% for the third quarter of 2008 from the third quarter of 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Net income from continuing operations	$839,270	$193,328
Interest expense, net	782,281	923,227
Depreciation expense	1,108,318	1,143,420
Amortization of intangible merchant contracts	577,502	540,309
Stock compensation expense	152,564	49,181
EBITDA from continuing operations before stock compensation expense	$3,459,935	$2,849,465

Our EBITDA from continuing operations before stock compensation expense increased to $3,459,935 for the nine months of fiscal 2008 from $2,849,465 for the nine months of fiscal 2007. EBITDA from continuing operations before stock compensation expense as a percentage of revenues increased to 20.3% for the nine months of fiscal 2008 from 17.4% for the nine months of fiscal 2007. EBITDA from continuing operations before stock compensation expense increased 21.4% for the nine months of 2008 from the nine months of 2007.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the nine-month period ended September 30, 2008 was $2,139,707, compared to the net cash provided by continuing operating activities during the nine-month period ended September 30, 2007 of $1,835,122. This represented a 16.6% increase year over year.

The Company used $1,333,922 for financing activities, mainly paying back senior lender notes and capital leases during the nine-month period ended September 30, 2008, compared to funds used in financing activities of $1,444,900 for the nine-month period ended September 30, 2007.

Net cash used in investing activities was $218,208 during the nine-month period ended September 30, 2008, mainly representing net purchases of property and equipment. This compares to net cash used in investing activities of $614,052 for the nine-month period ended September 30, 2007, representing net purchases of property and equipment offset by escrow proceeds received from sale of subsidiary.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial service companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these factors at a time when we would like to refinance maturing debt. Likewise, if the financial institutions listed below experience similar failures, we would need to find other third party sources to fund our vault cash discussed below.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2009 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew. As of September 30, 2008, the Company had 48 ATMs funded by WSFS with a vault cash outstanding balance of approximately $722,500 in connection with this arrangement.

•
First Charter. On September 1, 2004, we entered into an arrangement with First Charter National Bank (“First Charter”) allowing us to obtain up to $3,000,000 in vault cash. We had since increased the line as of December 31, 2006 to $6,000,000. In September 2008, First Charter was acquired by Fifth Third Bancorp (“Fifth Third”). Fifth Third’s strategy relating to providing ATM vault cash is different than First Charter’s. As a result, Fifth Third elected to terminate the contract early. As of September 30, 2008, the Company had no ATMs funded by Fifth Third.

•
Elan (formerly GenPass Technologies). On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2009 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew. As of September 30, 2008, the Company had 946 ATMs funded by Elan with a vault cash outstanding balance of about approximately $18,933,900.

•
Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs. As of September 30, 2008, Nationwide had 53 branded financial partners, which funded 534 ATMs.

Working Capital

As of September 30, 2008, we had current assets of $2,601,095 and current liabilities of $4,100,309, which results in a negative working capital of $1,499,214 as compared to current assets of $2,226,047 and current liabilities of $5,519,086 resulting in a negative working capital of $3,293,039 as of September 30, 2007. The ratio of current assets to current liabilities increased to 0.63 at September 30, 2008 from 0.40 at September 30, 2007. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2008. As of September 30, 2008, we were in compliance with all applicable covenants and ratios under our Fourth Amended and Restated Loan Agreement with Wachovia Bank.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.7	Subsidiary Guarantee dated October 27, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (Incorporated by reference to Form 8-K filed with the SEC on November 1, 2005)

4.12	Form of Subscription Agreement dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (Incorporated by reference to Form 8-K filed with the SEC on November 15, 2005)

4.14	Consolidated Renewal Promissory Note dated August 28, 2007 issued by Company to Wachovia (Incorporated to form 8-K filed with the SEC on October 1, 2007)
4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).
10.1	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 8-K filed July 2, 2008).

10.2	Settlement Agreement, effective as of August 12, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed August 18, 2008).
31.1	Certification of the Chief Executive Officer of Global Axcess Corp Certification of the Chief Financial Officer of Global Axcess Corp

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 4, 2008 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of November, 2008.

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