Form 10-K
period 2008-12-31
GLOBAL AXCESS CORP
filed 2009-03-03
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).   ☐ Yes  ☒ No
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,255,447.

As of March 02, 2009, the registrant had 20,973,924 shares outstanding of the common stock ($0.001 par value).

TABLE OF CONTENTS

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.   Estimates of future financial results are inherently unreliable.

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

History

Headquartered in Jacksonville, Florida, Global Axcess Corp (referred to herein as the “Company,” “we,” “our” or “us”) is a Nevada corporation organized in 1984. Unless the context otherwise requires, all references to the Company include the Company’s subsidiary corporations.

Global Axcess Corp was reorganized in 2001 by principals with backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as the leading independent provider of Automated Teller Machine ("ATM") services in the United States.  The Company’s objective is to expand through internal growth and through the offering of enhanced ATM products or services.  The Company presently does not have definitive acquisition plans.

Business Description

The Company operates one of the United States’ largest networks of ATMs. Our network currently includes approximately 4,236 ATMs, principally in regional chains and individual merchant locations. Approximately 1,423 of the ATMs we operate are Company-owned (full placement), 2,699 are merchant-owned and 114 are under a service-only agreement. Our high-traffic retail locations and national footprint make us an attractive partner for regional and national financial institutions that are seeking to increase their market penetration. We provide proprietary ATM branding and processing services for over 59 financial institutions that have approximately 548 branded sites under contract with the Company nationwide.  We provide network processing for an average of approximately 1.5 million financial transactions per month.

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

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network’s ATM to process a transaction.  These relationships are provided through processing providers: Elan Financial Services (“Elan”), formerly Genpass Technologies, LLC, First Data Retail ATM Services (“First Data”), and Columbus Data Services (“Columbus Data”).

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

•
Merchant-owned program.  Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM from the Company and the merchant is responsible for most of the operating expenses such as maintenance, cash management and loading, supplies and telecommunication services. The Company typically provides all transaction processing services, and the merchants use the Company’s maintenance services from time to time.

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

Cash Axcess Corporation (Proprietary) Limited

Cash Axcess Corporation (Proprietary) Limited (“Cash Axcess”) was a wholly owned subsidiary of the Company which provided the same services as those of Nationwide and operated in South Africa. It began operations in early 2005.  Cash Axcess was sold during 2006.

Revenue Sources

Transaction Fees.  Our revenue is recurring in nature and is principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in many cases, we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See “Overview” section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

ATM Network Management Services.  In addition to revenues derived from interchange and surcharge/convenience fees, we also derive revenues from providing ATM network management services to banks and other third-party owners of ATMs included in our ATM network. These services include 24-hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases dispatch of field service personnel for necessary service calls, and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network.  See “Overview” section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Seasonality.  In our ATM operations, we traditionally experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.  Additionally, we have seen spikes in transactions during the tax refund months of February and March.

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

Our Strengths

Leading Market Position.  We operate one of the largest network of ATMs in the United States. Our network currently includes approximately 4,236 ATMs located throughout the United States. Our size and diversity of products and services give us significant economies of scale and the ability to provide attractive and efficient solutions to national, regional and local financial institutions and retailers.

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

Fiscal Year 2008 and Recent Developments in Our Company

To improve our revenues and cost structure, during 2008 we:

•	Increased the surcharge at the majority of the Company’s owned ATMs;

•	Implemented a company-wide profit based employee bonus plan;

•	Continued to renegotiate local phone line contracts to reduce communication costs for the Company’s ATMs;

•	Reduced headcount;

•	Refinanced equipment leases;

•	Continued to aggressively collect account receivables and to reduce allowances for bad debt;

•	Implemented a more efficient ATM parts requisition process, thus decreasing parts order and shipment times, improving ATM uptime rates and increasing our billings for parts;

•	Implemented SQL Reporting Services and Microsoft CRM to more effectively track sales and marketing activities, ATM installations and numerous other management metrics;

•	Optimized our Second Line Maintenance (“SLM”) in-house tech territories by swapping sites currently serviced in-house for sites currently serviced by Elan;

•	Renegotiated our lease on our South Carolina warehouse while downsizing the total square footage that we lease in this location;

•	Moved 93 ATMs from Pendum First Line Maintenance (“FLM”) to in-house FLM;

•
Began implementing an ATM monitoring program on merchant-owned machines which allows us to more quickly identify when a terminal produces a fault condition or stops transacting, thus improving ATM uptime; and

•	Improved ATM uptime rates on company-owned machines to an average of 98.4%.

Breach of contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores or are unable to load cash into their ATMs because of cash flow issues.  When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts.  The Company lost 166 ATM locations during 2008 as a result of these events. These ATM locations accounted for 3.9% of the Company’s total locations as of the end of fiscal 2008. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General.  Our network ATMs are located primarily in the south and on the east coast, and our concentration as of December 31, 2008 in the 10 states is listed below:

STATE	NUMBER OF ATMs
GA	808
NY	618
TX	618
VA	598
FL	370
NC	245
NM	208
MD	151
SC	88
TN	59

The operation of the network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATMs to be utilized by us and our customers;

•	selecting ATM locations and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

•	the sale of our Branded Cash services to local and regional banks or credit unions;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

•	processing ATM transactions;

•	supplying ATMs with cash and monitoring cash levels for re-supply;

•	monitoring ATM operations and managing the service needs of ATMs; and

•	managing the collection of fees generated by our network operations.

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

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, seasonality and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of approximately 17,936,000 transactions in fiscal 2008 and 18,682,000 transactions on our network in fiscal 2007.

ATM transactions. During 2008, compared to 2007, the Company experienced an approximate 1% decrease in the average number of transactions and withdrawals per ATM.  The decrease in the average number of transactions from 2008 to 2007 is mainly due to the 4% decrease in the number of ATM transactions year over year offset by low volume ATMs removed from the Company’s network.

Acquisition Strategy

During the period from February 2004 through December 2005, the Company completed four acquisitions which added more than 3,200 ATM contract locations to its network. While the Company will always evaluate the attractiveness of possible acquisitions, its current strategy is not to grow via acquisitions, but rather, via organic growth.

Business Continuity Plan

The Company’s business continuity plan includes the following two main components:

•	a plan to ensure the continuous operation of the Company’s core information technology infrastructure; and

•	a plan to minimize disruption of the remainder of its business functions.

Information Technology Infrastructure

The Company hosts the IT infrastructure at Peak 10, the largest independent data center operator and managed services provider in the United States, to utilize Peak 10’s managed collocation, communications, and security services out of its Jacksonville, Florida data center facility.  The Company and Peak 10 maintain Universal Power Systems and diesel generators for back-up power in the event of temporary and extended power outages.  In the event of a longer-term business interruption, our Business Continuity Plan directs the process in which all core IT infrastructure needs are re-routed to the Company’s back-up site at SunGard Availability Services (“SunGard”), an international leader in business continuity services.  The Company’s back-up site is located in Carlstadt, New Jersey.

Intellectual Property

Our success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights.

Other Business Functions

The Company has a Business Continuity Plan for the remainder of its business functions consisting of 4 elements:  Prevention, Event Management, Event Mitigation, and Event Recovery.  The plan addresses events such as vendor service interruption, natural disasters, and issues with our internal systems.  In the event of a catastrophic event, the Company also maintains alternate sites for office operations through an arrangement with SunGard.  These alternate sites, which are located in Lake Mary, Florida and Atlanta, Georgia, provide immediate access to the technical and office facilities required for failover. We have also converted our desktop environment to a mobile environment; therefore, when an emergency occurs, users can take their laptops and reach our network from either the alternate site or a safe location with power and internet. In addition, we maintain copies of our software and critical business information off-site.

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

We have identified the following categories of ATM network operators:

•
Financial Institutions.  Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity.  It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to the Company.  On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as us.

•	Credit Card Processors. Several credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

•	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

•	Companies that have the capability to provide both back-office services and ATM management services.

•	Consolidator networks. Consolidator networks such as TRM and Cardtronics, whose United States operations consist of approximately 11,800 ATMs and 28,600 ATMs, respectively.

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

Vault Cash

Currently, we rent cash (“vault cash”) for 1,009 of our ATMs through agreements with various banks, which are located throughout the United States.  The vault cash is replenished periodically based upon cash withdrawals.  In addition, our branded cash partners provide cash for 548 ATMs covered under our Branded Cash program.  For the remaining 2,771 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan, we do not supply the vault cash. See “Liquidity and Capital Resources” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Significant Relationships

We have agreements with Food Lion and Kash n’ Karry Stores for whom approximately 627 and 109 ATMs, respectively, have been installed at their locations as of December 31, 2008. Each of these agreements were extended in September 2003 to run through April 2011 and set to automatically renew, unless terminated 60 days prior to their termination dates. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance.  The aggregate revenues from Food Lion and Kash n’ Karry Stores accounted for approximately 24.1% and 4.2% of our revenues from continuing operations in fiscal year 2008, respectively.

Government and Industry Regulation

Our business is generally not subject to significant government regulation, though we are subject to certain industry regulations. Our failure to comply with applicable regulations could result in restrictions on our ability to provide our services.

Surcharge Regulation.  The imposition of surcharge fees is not currently subject to federal regulation.  However, several states in which we currently have no operations have banned companies from imposing such fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. There have been, however, various state and local efforts in the United States to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business. However, some states, particularly Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs, which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our financial statements. Nevertheless, we cannot guarantee that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM revenues.

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

Americans with Disabilities Act.  The Americans with Disabilities Act (“ADA”) currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations.  No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

Rehabilitation Act. On December 1, 2006, a United States District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Under the current ruling, the United States Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Department of Justice filed an appeal with the United States Court of Appeals for the District of Columbia Circuit requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, we, along with other participants in the ATM industry, may be forced to incur significant costs to upgrade current machines’ hardware and software components.

Anti-fraud Initiatives. Because of reported instances of fraudulent use of ATMs, legislation was passed  that required state or federal licensing and background checks of ATM operators. We completed the U.S. Patriot Act-mandated merchant underwriting process on all of our ATMs. Additionally, there are proposals pending in some jurisdictions, including New York and New Jersey, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

Electronic Financial Transactions Network Regulations. Electronic Financial Transactions Networks (“EFTN”) has adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES” section below, we needed to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

Encrypting Pin Pad and Triple-Data Encryption Standards.  Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as Encrypting Pin Pad (“EPP”) and the Triple Data Encryption Standard (“Triple-DES”).  As of December 31, 2007, the Company had completed its project to upgrade all of its ATMs to comply with the Triple-DES requirement. All but 112 ATMs were upgraded at the completion of the project.  These machines went offline as of January 1, 2008.  All new ATMs that we have purchased are Triple DES compliant. Also, as of December 31, 2008, all of our Company-owned machines were EPP compliant.

Network Regulations.  National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2008, the Company had 45 full time employees working in the following entities:

Global Axcess Corp	3
Nationwide Money Services, Inc.	42
45

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

ITEM 1A.	RISK FACTORS

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business and Operations

•
Default Under our Credit Agreements.  We renegotiated our covenants from our senior lender during the third quarter of 2007.  There is no assurance that we will be in compliance with those covenants in the future nor is there assurance that we would receive waivers should we not meet our covenant requirements. See Financial Footnote # 11 “Senior Lenders’ Notes Payable” for a detail of these covenants.

•	Our sales depend on transaction fees from our network of ATMs. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.

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

•
We depend on Elan and Pendum to provide many services on which we rely.  Our ATM business requires close coordination of merchant relationships, service company relationships, cash management activities and telecommunication services. In an effort to reduce costs and improve our service levels, we entered into agreements with Elan and Pendum pursuant to which Elan and Pendum will provide many of these services to us. Elan also provides us with transaction processing services. As a result, we depend on Elan and Pendum to provide many services that are necessary to the operations of our ATM business. At some point, Elan and Pendum may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with Elan and Pendum or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or financial institutions could deteriorate.

•	Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees;

•	Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

•	Our ability to expand our ATM based business;

•	The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our ATM expansion plans;

•	Our ability to maintain our existing relationships with Food Lion and Kash n’ Karry;

•	Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates;

•	The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

•	Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

•	Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

•	Our ability to retain senior management and other key personnel;

•	The current global economic downturn could adversely impact our business;

Our sales are dependent upon the availability and access to cash for ATM users.  The current global economic downturn may have a negative impact on availability and accessibility to or the affordability of fees imposed by our ATMs.  Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operations.  Additionally, the current global economic downturn may have a negative impact on the merchants with which we do business, thus leading to increased store closures or lack of cash to replenish their ATMs.

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

Our failure to achieve and maintain adequate internal controls, in an industry that is relatively new and complex, could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC. Our independent auditors are not required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting until fiscal 2009. Our management is also required to report on the effectiveness of our disclosure controls and procedures.  As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, our management identified a material weakness in internal control over financial reporting and, accordingly, determined that internal control over financial reporting was not effective at December 31, 2005. Even though these material weaknesses were remediated during fiscal year 2006, such material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

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

New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service. The Americans with Disabilities Act (“ADA”) currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations.  No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

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

Risks Relating to Our Common Stock

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Since January 2001, our common stock has traded as high as $13.75 and as low as $0.13 per share (after giving effect to the 1-for-5 reverse stock split of our common stock that occurred on April 28, 2005). Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

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

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock. As of February 13, 2009, approximately 12.1 million or 57.8% of registered securities are beneficially owned by 5 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock.

We do not plan to declare dividends on our common stock. We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with Wachovia Bank, are prohibited from doing so.

Risks Relating to Private Placement

Private Placement entered with CAMOFI Master LDC greatly hampers our ability to raise equity and debt financing without significant equity dilution. On October 27, 2005, to obtain funding for the acquisition of merchant contracts and equipment from Amer-E-Com Digital Corporation, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor") on October 27, 2005 for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of our common stock. The obligations under the Note are subordinated to Wachovia Bank. We closed the financing pursuant to the Purchase Agreement on October 27, 2005.

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

Information regarding legal proceedings related to this private placement is contained in Financial Footnote #14 ”Legal Proceedings” to the consolidated financial statements contained in this report.

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

If we incur operating losses, we may be unable to continue our current operations. We incurred significant operating losses during the two fiscal years of 2005 and 2006. Even though we reported net income during fiscal 2007 and fiscal 2008, we have reported an accumulated deficit of $9.2 million as of December 31, 2008. If we incur operating losses in the future, we may be unable to continue our current operations. Our future profitability depends on our ability to retain current customers, obtain new customers, respond to competition, introduce new products and services, and successfully market and support our products. We cannot assure that this will be achieved.

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

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. In November 2001, we entered into new contracts with Food Lion and an affiliated company, Kash n’ Karry.  Such contracts replaced a prior agreement we had with Food Lion that had expired in September 2001. The new contracts were for a five-year term and included approximately 550 sites then operating plus an additional 400 sites that we began servicing in September 2001. During fiscal year 2003, we renegotiated these contracts to extend the term to April 2011 and as of December 31, 2008 have in service approximately 736 ATM sites. The sites maintained by Food Lion and Kash n’ Karry constitute approximately 17.3% of our total sites and approximately 28.3% of our total revenues. Historically, these sites have generated average revenue per site in excess of other sites. The loss of or any further reduction in business from this major customer could have a material adverse impact on our working capital and future results of operations.

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

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $11.8 million, or 53.1%, of our revenues from continuing operations in fiscal 2008. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and future results of operations.  There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe, although we cannot guarantee, that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through via an increase in surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and future results of operations.

If banks decrease the surcharge/convenience fees they charge, we may need to reduce the surcharge/convenience fees we charge.  While we experience competition from independent ATM companies, our principal competition comes from national and regional banks.  Should these national and regional banks decrease the surcharge/convenience fees they charge, in order to remain competitive, we may need to reduce the surcharge/convenience fees we charge as well which may adversely affect our revenues.

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

Risk Relating to Litigation or Threatened Litigation

If there is an adverse outcome in the lawsuits that have been filed against us, or if threatened lawsuits are filed and there is an adverse outcome, our business may be materially harmed. Lawsuits seeking monetary damages have been filed against us (see Financial Footnote # 14 “Legal Proceedings”). The complaints seek, among other things, specified and unspecified damages and costs associated with the litigation.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any pending lawsuit. Furthermore, we may have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risk Relating to Accounting Rules

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even retroactively affect previously reported transactions. Our accounting policies that may be affected by changes in the accounting rules are as follows:

•	accounting for share-based payments;

•	accounting for convertible debt and warrants; and

•	accounting for income taxes.

In particular, the Financial Accounting Standard Board ("FASB") enacted Statement of Financial Accounting ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which we adopted effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. Any material future grants of employee stock options may have an adverse affect on our future consolidated financial statements.

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

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivative and Hedging Activities.  EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133).  EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments that fall within its scope.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We do not own any real property.  The following table sets forth certain information about our leased properties as of December 31, 2008.

Location	Approximate Square Footage	Use

Jacksonville, Florida	5,841 sq. ft.	General office use; operations, accounting, sales, and related administration.

West Columbia, South Carolina	3,600 sq. ft.	General warehouse use, equipment storage, and maintenance operations.

Jacksonville, Texas	5,000 sq. ft.	General office and warehouse use, equipment storage, customer service, and maintenance operations.

Duluth, Georgia	250 sq. ft.	General office use and administration

Prospect, Kentucky	202 sq. ft.	Sales office use and administration.

In general, all facilities are leased under operating leases and are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Financial Footnote #14 ”Legal Proceedings” to the consolidated financial statements contained in this report and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range

On April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date at which time our trading symbol changed from “GLXS” to “GAXC.”  Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC". As of March 2, 2009, there were 21,021,786 shares of the Company’s common stock ($0.001 par value) issued and 20,973,924 shares outstanding.

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

	Price Range

	High	Low
Fiscal 2009:
First Quarter through February 27th	$0.16	0.10

Fiscal 2008:
First Quarter	$0.31	0.20
Second Quarter	0.30	0.23
Third Quarter	0.30	0.24
Fourth Quarter	0.26	0.11
Fiscal Year	0.31	0.11

Fiscal 2007:
First Quarter	$0.38	0.23
Second Quarter	0.32	0.25
Third Quarter	0.31	0.25
Fourth Quarter	0.34	0.17
Fiscal Year	0.38	0.17

Dividends

We have not historically declared or paid any dividends on our common stock and we currently plan to retain future earnings to fund the development and growth of our business.   The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.  In addition, under the terms of our credit facility we are prohibited from declaring dividends.

Shareholders

On March 2, 2009, there were 232 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities authorized for issuance under equity compensation plans

As of December 31, 2008, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders
Stock Options	2,197,700	$0.50	860,428
Warrants	6,645,004	$2.58	—
Equity compensation plans not approved by security holders	—	—	—
Total	8,842,704	$2.07	860,428

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our peer group (described below) for the five years ended December 31, 2008, assuming an initial investment of $100 and the reinvestment of all dividends.

Our current peer group consists of the following: Cardtronics Inc. and TRM Corporation.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Global Axcess Corp	$100.00	$100.00	$305.56	$102.78	$94.44	$36.11
Current Peer Group	$100.00	$278.19	$87.34	$25.09	$5.28	$8.88
NADSAQ	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72

ITEM 6.	SELECTED FINANCIAL DATA

Summary Statement of Operations Data
	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Revenues	$22,171	$21,751	$21,437	$19,526	$13,900
Gross profit	9,823	9,045	9,032	8,004	5,703
Operating income (loss) from continuing operations	2,193	1,511	(3,510)	1,284	1,187
Net Income (loss) from continuing operations	$1,170	$256	$(4,588)	$550	$1,786
Income (loss) from discontinued operations	$-	$175	$(276)	$(1,273)	$(646)
Net Income (loss)	$1,170	$431	$(4,864)	$(723)	$1,140

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)	$0.03	$0.11
Income (loss) from discontinued operations	$-	$0.01	$(0.01)	$(0.07)	$(0.04)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)	$(0.04)	$0.07

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)	$0.03	$0.11
Income (loss) from discontinued operations	$-	$0.01	$(0.01)	$(0.07)	$(0.04)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)	$(0.04)	$0.07

Weighted average common shares outstanding:	(**As adjusted for the one-for-five reverse split that occurred on April 28, 2005)
Basic	20,973,924	20,988,348	20,996,013	18,858,947	15,623,259 **
Diluted	20,973,924	20,988,348	20,996,013	19,416,107	16,489,183 **

Summary Balance Sheet Data
	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Total current assets	$3,466	$1,842	$2,797	$5,081	$2,751
Total assets	23,648	24,001	26,091	31,638	20,835
Total current liabilities	3,938	4,968	6,343	6,049	3,850
Total liabilities	10,184	11,866	14,462	15,068	7,617
Working Capital	(472)	(3,127)	(3,546)	(969)	(1,099)
Total stockholders' equity	13,464	12,134	11,629	16,570	13,218

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Global Axcess Corp, through its wholly owned subsidiaries, owns or leases, operates or manages Automated Teller Machines ("ATM"s) with locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

We compete in a fragmented industry, in which no one firm has a significant market share and can strongly influence the industry outcome.  Our industry is populated by a large number of financial institutions and Independent Sales Organizations (“ISOs”) which deploy ATMs.  The industry we compete in is also characterized by essentially undifferentiated services.

There are underlying economic causes as to why our industry is fragmented.  For example:

•	Low overall entry barriers;

•	Absence of national economies of scale;

•	Seasonal and geographic volume fluctuations;

•	The need for local presence in some market segments; and

•	The need for low overhead.

Additionally, the industry in which we compete is showing increasing signs of being an industry in decline.  Reasons for this market decline include:

•	Emergence of debit cards, “pay pass” machines and RFID as substitutes for cash in making purchases;

•	Increasing acceptance of debit cards by younger demographics; and

•	Market saturation of prime ATM locations in the United States.

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

	For the year ended		For the year ended
	December 31, 2008		December 31, 2007

Revenues	100.0%		100.0%
Cost of revenues	55.7%		58.4%
Gross profit	44.3%		41.6%

Depreciation expense	6.4%		7.1%
Amortization of intangible merchant contracts	3.5%		3.3%
Selling, general and administrative	23.9%		24.3%
Impairment of notes receivable	0.0%		0.0%
Recovery of bad debts	0.0%		(0.5	) %
Stock compensation expense	0.7%		0.4%
Total operating expenses	34.5%		34.6%
Operating income from continuing operations before items shown below	9.8%		7.0%

Interest expense, net	(4.7	) %	(5.7	) %
Gain on disposal of assets	0.1%		(0.1	) %
Income from continuing operations before provision for income taxes	5.2%		1.2%
Income from continuing operations	5.2%		1.2%
EBITDA (1)	19.8%		17.2%

(1) See “—EBITDA”

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2008 and 2007

Revenues

Our revenues from continuing operations increased 1.9% to $22,171,072 for the fiscal year ended December 31, 2008 ("fiscal 2008") from $21,750,897 for the fiscal year ended December 31, 2007 ("fiscal 2007").  We achieved increased revenues from fiscal 2007 despite lower transaction volumes.  This increase was mainly due to increased revenues relating to increased surcharge/convenience fees on selected ATMs beginning in the first quarter of 2008.

Cost of Revenues

Our total cost of revenues from continuing operations decreased by approximately 2.8% to $12,347,991 in fiscal 2008 from $12,705,636 in fiscal 2007.  Total cost of revenues as a percentage of revenues from continuing operations was approximately 55.7% in fiscal 2008 and 58.4% in fiscal 2007.  The principal components of cost of revenues are merchant and distributor commissions, cost of cash, cash replenishment, maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  The decrease in cost of revenues year over year was primarily due to lower cash costs resulting from lower interest rates.  This decrease was offset by higher fuel charges resulting in higher first line and second line maintenance costs as well as increased residual/commission payments to customers from fiscal 2007.

Gross Profit

Gross profit from continuing operations as a percentage of revenues was approximately 44.3% in fiscal 2008 and approximately 41.6% in fiscal 2007. The increased gross profit and gross profit percentage for the fiscal year ended December 31, 2008 versus the same period in 2007 was mainly attributable to the increased surcharge/convenience fees on selected ATMs and lower cash costs due to lower interest rates.

Operating Expenses

Our total operating expenses from continuing operations decreased to $7,630,429, or approximately 34.5% of revenues, in fiscal 2008 from $7,534,576, or approximately 34.6% of revenues in fiscal 2007. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of notes receivable, recovery of bad debts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the year ended	For the year ended	2007 to 2008	2007 to 2008
	December 31, 2008	December 31, 2007	$ Change	% Change

Depreciation expense	$1,411,360	$1,536,616	$(125,256)	(8.2	) %
Amortization of intangible merchant contracts	770,270	725,935	44,335	6.1%
Selling, general and administrative	5,288,959	5,279,101	9,858	0.2%
Impairment of notes receivable	-	5,743	(5,743)	-
Recovery of bad debts	-	(100,000)	100,000	-
Stock compensation expense	159,840	87,181	72,659	83.3%
Total operating expenses	$7,630,429	$7,534,576	$95,853	1.3%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from continuing operations decreased in fiscal 2008 to $1,411,360 from $1,536,616 in fiscal 2007.  This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain purchase option capital leases.  This refinancing enables the Company to depreciate the assets covered under the respective leases over a longer period of time thus recording savings relating to the depreciation on the equipment covered under those leases.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased in fiscal 2008 to $770,270 from $725,935 in fiscal 2007.  The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to the Triple-DES upgrades purchased during the last nine months of 2007.

The Company amortized $103,884 and $174,726 of developed software in fiscal years 2008 and 2007, respectively.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #7 “Intangible Assets and Merchant Contracts,” regarding the amortization of intangible merchant contracts.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased slightly to $5,288,959 in fiscal 2008 from $5,279,101 in fiscal 2007.  SG&A expenses represented 23.9% of revenues for the year ended December 31, 2008 compared to 24.3% of revenues for the year ended December 31, 2006. Included in the fiscal 2008 SG&A expenses was $222,622 of performance based incentive expenses.  This compares to $23,710 of such expenses in fiscal 2007.  Excluding these performance based expenses, SG&A expenses would have decreased 3.6% year over year.

Impairment and Restructuring Charges

During fiscal 2007, we incurred impairment of notes receivable charges of $5,743.

Recovery of Bad Debts

In fiscal 2007, we recorded a recovery of bad debts of $100,000 which related to the settlement of a previously fully reserved note.

Stock Compensation Expense

In fiscal 2008, we recorded stock compensation expenses of $159,840 mainly relating to executive stock option grants (see Financial Footnote #2 “Description Of Business and Summary of Significant Accounting Policies” and Financial Footnote # 19 “Stock Options and Warrants”) during fiscal 2007 combined with additional grants in fiscal 2008.  During the fiscal year ended December 31, 2007 we recorded stock compensation expenses of $87,181.

Interest Expense

Interest expense from continuing operations decreased to $1,046,287, or 4.7% of revenues, for the fiscal year ended December 31, 2008 compared to $1,232,661, or 5.7% of revenues, in fiscal 2007. The decrease was mainly due to decreased debt balances in fiscal 2008 as compared to the debt balances in fiscal 2007. During the fiscal period ended December 31, 2008 we recorded interest expense of $40,985 relating to the change in fair value of interest swap agreement we entered into with our senior lender.  The interest rate swap has not been designated as a hedging instrument and our policy is to record the change in fair value as an increase or decrease to interest expense in our consolidated statements of income.  The decrease in interest rates during 2008 caused us to have a $93,242 unfavorable market value of the swap at December 31, 2008.  During the fiscal period ended December 31, 2007 we recorded interest expense of $48,551 relating to the interest swap agreement.

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007

Interest expense, net	$880,299	$1,066,674
Accretion of discount on notes payable	165,988	165,987
Total Interest expense, net	$1,046,287	$1,232,661

Gain (loss) on Sale or Disposal of Assets

In fiscal 2008, we recorded a gain on disposal of certain ATM assets of $23,872.  This gain related to insurance proceeds from a warehouse flood in Texas during the summer of 2008.  In fiscal 2007, we recorded a loss on sale or disposal of certain ATM assets and leasehold improvements of $22,517.

Income Tax Expense

The income tax expense from continuing operations was $0 for fiscal years 2008 and 2007, respectively.  At December 31, 2008, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $26.0 million available.  The NOL is due to expire during fiscal years 2009-2027.

Income from Discontinued Operations

We had income from discontinued operations of $175,000 during the fiscal year ended December 31, 2007 resulting from the received amounts pertaining to the escrowed portion of the Company’s Cash Axcess Corp sale.

Net Income

We had net income of $1,170,237 during the fiscal year ended December 31, 2008 compared to net income of $430,507 for the fiscal year ended December 31, 2007.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA for each period included herein:

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007

Net income from continuing operations	$1,170,237	$255,507
Interest expense, net	1,046,287	1,232,661
Depreciation expense	1,411,360	1,536,616
Amortization of intangible merchant contracts	770,270	725,935
EBITDA from continuing operations	$4,398,154	$3,750,719

Our EBITDA from continuing operations increased to $4,398,154 for fiscal 2008 from $3,750,719 for fiscal 2007. EBITDA from continuing operations as a percentage of revenues increased to 19.8% for fiscal 2008 from 17.2% for fiscal 2007.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA before stock compensation expense for each period included herein:

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007

Net income from continuing operations	$1,170,237	$255,507
Interest expense, net	1,046,287	1,232,661
Depreciation expense	1,411,360	1,536,616
Amortization of intangible merchant contracts	770,270	725,935
Stock compensation expense	159,840	87,181
EBITDA from continuing operations before stock compensation expense	$4,557,994	$3,837,900

Our EBITDA from continuing operations before stock compensation expense increased to $4,557,994 for fiscal 2008 from $3,837,900 for fiscal 2007. EBITDA from continuing operations before stock compensation expense as a percentage of revenues increased to 20.6% for fiscal 2008 from 17.6% for fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	For the year ended	For the year ended	2007 to 2008	2007 to 2008
	December 31, 2008	December 31, 2007	$ Change	% Change

Net cash provided by operating activities	$2,979,341	$2,549,108	$430,233	16.9%
Net cash used in investing activities	(261,381)	(921,383)	660,002	(71.6	) %
Net cash used in financing activities	(1,697,211)	(1,841,408)	144,197	(7.8	) %
Increase (decrease) in cash	$1,020,749	$(213,683)	$1,234,432

Operating Activities

During fiscal 2008, we funded our continuing operations through operating activities. Net cash provided by continuing operating activities amounted to $2,979,341 as compared to $2,549,108 during fiscal 2007.

Investing Activities

Net cash used in investing activities from continuing operations for fiscal 2008 was $261,381.  The decrease from the $921,383 used for fiscal 2007 was mainly due to the purchases associated with the Triple-DES requirements in 2007.

Financing Activities

Net cash used in financing activities for continuing operations for fiscal amounted to $1,697,211, mainly relating to principal payments on senior lenders’ notes payable and capital lease obligations.

Working Capital

As of December 31, 2008, the Company had current assets of $3,466,314 and current liabilities of $3,938,101, which results in negative working capital of $471,787.  This compares to a working capital deficit of $3,126,641 that existed at December 31, 2007, resulting in an improvement of $2,654,854.  Despite the negative working capital, we believe that if we achieve our 2009 business plan, we will have sufficient working capital to meet our current obligations during 2009.  However, we do anticipate the need to raise capital lease financing to meet our capital needs of approximately $1,000,000 to expand our ATM portfolio and fund new back office equipment during 2009.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society. Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2009 with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew.  As of December 31, 2008, the Company had 41 ATMs funded by WSFS with a vault cash outstanding balance of approximately $767,400 in connection with this arrangement.

•
First Charter.  On September 1, 2004, we entered into an arrangement with First Charter National Bank (“First Charter”) allowing us to obtain up to $3,000,000 in vault cash.  We had since increased the line as of December 31, 2006 to $6,000,000.  In September 2008, First Charter was acquired by Fifth Third Bancorp (“Fifth Third”).  Fifth Third’s strategy relating to providing ATM vault cash is different than First Charter’s.  As a result, Fifth Third elected to terminate the contract early.  As of December 31, 2008, the Company had no ATMs funded by Fifth Third.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2009 with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew.  As of December 31, 2008, the Company had 981 ATMs funded by Elan with a vault cash outstanding balance of about approximately $21,168,900.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs.  As of December 31, 2008, Nationwide had 59 branded financial partners, which funded 548 ATMs.

Contractual Obligations

Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Financial Footnotes #9 “Notes Payable – Related Parties”, #11 “Senior Lenders’ Notes Payable,” #12 “Capital Lease Obligations” and #13 “Commitments and Contingencies” to our consolidated financial statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.

We anticipate that our capital expenditures for fiscal 2009 will total approximately $1,000,000, primarily for the acquisition and/or upgrade of ATMs and related ATM installation costs. We lease our ATMs under capital lease agreements that expire by the end of 2011 and provide for lease payments at interest rates averaging approximately 12.0% per annum. In 2008, we refinanced existing leases and acquired approximately $407,404 of new lease financing for ATMs.  Also, we acquired approximately $39,000 of auto financing for two trucks for our technicians.  See Financial Footnote #12 “Capital Lease Obligations” to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$1,571,119	$146,250	$1,343,687	$81,182
Senior lender notes (*)	5,939,035	1,052,777	4,445,402	440,856
Capital lease obligations (*)	1,315,830	866,344	435,012	14,474
Operating leases	419,808	136,061	220,233	63,514

Total contractual cash obligations	$9,245,793	$2,201,433	$6,444,334	$600,026

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

Revenue Recognition Policies

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

Management fees are charged and recognized monthly to various companies or individuals that use the services of Nationwide to operate their ATMs. These fees are for services such as cash management, project management and account management.

The Company recognizes revenues on breached contracts when cash is received.

Allowance of Uncollectible Accounts Receivable

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

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” regarding the impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Inflation and Changing Prices. Our results of operations were impacted by decreasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses.  We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheet. During 2008, amounts we accessed each month ranged from $19 million to $23 million and we paid cash fees totaling approximately $800 thousand for use of the cash. During 2007, amounts we accessed each month ranged from $18.5 million to $22.4 million and we paid cash fees totaling approximately $1.4 million for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our gross profit would decline by approximately $200,000 on a pre-tax basis for 2008 and 2007.   Decreased interest rates will have an opposite effect to gross profit.

Interest Rate Impact. We paid an average interest rate of 3.94% for our vault cash fees in fiscal 2008 compared to an average interest rate of 6.73% in fiscal 2007.   Specific to this decrease in interest rates, our gross profit increased in fiscal 2008 by approximately $550,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements required by this item are incorporated herein by reference to the consolidated financial statements beginning on Page F-1 immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

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

The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in “Internal Control-Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2008 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's executive officers, directors and key employees and their ages and positions as of December 31, 2008 are as follows:

Name	Age	Positions

Walter A. Howell	58	Director
Lock Ireland	65	Vice Chairman, Director
Sharon Jackson	51	Secretary
Robert Landis	49	Director
Michael J. Loiacono	42	Chief Financial Officer, Chief Accounting Officer
Joseph M. Loughry, III	63	Chairman, Director
George A. McQuain	53	President, CEO and Director
Alan Rossiter	63	Director
Heather Webb Carrouth	31	Vice President of New Business Development

The following is a brief description of each officer and director listed above:

Walter A. Howell, Director

Mr. Howell is currently Senior Vice President, Americas Business Development for CSC (formerly Computer Sciences Corporation), a leading technology services company. Previously, he spent 15 years as an executive in the technology industry focused on financial services with CA (formerly Computer Associates), IBM and American Management Systems and 20 years in commercial banking with Riggs Bank NA.  Mr. Howell originally joined the Company as a director in September 2007 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Lock Ireland, Vice Chairman, Director

Currently a consultant and Director with NHB Holdings, Inc. and Proficio Bank, Mr. Ireland has over 30 years experience in the banking industry. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002, RCMI is a company that promotes new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from Vice-President to CEO with the following banks: Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company.  Mr. Ireland originally joined the Company as a director in July 2003 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Sharon Jackson, Secretary

Ms. Jackson has served as the Company’s Director of Corporate Development and Assistant Secretary from 2004 to 2006 and then as the Director of Corporate Operations and Corporate Secretary from 2006 to present. Prior to 2004, Ms. Jackson served as the Director of Marketing and Client Services for Nationwide Money Services, Inc.

Robert Landis, Director

Mr. Landis is currently the Chairman, Chief Financial Officer and Treasurer of Comprehensive Care Corporation, a publicly traded company that provides managed behavioral healthcare services. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., a health maintenance organization, as its Treasurer from 1983-1998.  Mr. Landis also serves on the Board of Directors and on the audit committee of Nyer Medical Group, Inc., a publicly traded company engaged in the ownership and operation of pharmacies. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge. Mr. Landis brings strong financial, operational and SEC experience to the Company, and is Chairman of the Audit Committee for the Company.  Mr. Landis originally joined Global Axcess as a director in July 2003 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Michael J. Loiacono, Chief Financial Officer and Chief Accounting Officer

Mr. Loiacono brings more than 20 years of professional experience working with both public and private companies within the telecommunications and software industries. Prior to joining Global Axcess in March 2006, Mr. Loiacono served as Vice President of Finance for InfiniRoute Networks Inc., which was acquired by TNS, Inc. At InfiniRoute, Mr. Loiacono managed their financial strategies to support the company's growth, and oversaw the day-to-day financial operations, including budget planning, accounting, billing, and financial reporting. Before his role at InfiniRoute, Mr. Loiacono served roles as VP of Finance at Reach Services, USA. and Controller and Director of Finance for ITXC Corp, which was acquired by Teleglobe, Inc. He has also held financial management positions at Voxware, Inc. and Dendrite International, Inc., two publicly traded companies. Mr. Loiacono holds a Bachelor of Science degree from Rutgers University. Mr. Loiacono is responsible for: financing the operations of the Company and its subsidiaries; financing the internal growth of the Company; strategic, legal and risk analysis for the Company; and SEC filings of the Company.

Joseph M. Loughry, III, Chairman, Director

Mr. Loughry has had successful hands-on experience in creating shareholder value in public and privately held processing services and software companies with sales ranging from $15 million to $300 million annually. In September 2007, Mr. Loughry was named President and Chief Executive Officer of Persystent Technologies Corporation, a privately-owned Tampa, Florida software company which provides enterprise laptop and desktop standard configuration management and desired state enforcement capabilities to corporations and government agencies.  Previously, as President and CEO of HTE, Inc. (listed on NASDAQ) he engineered the turnaround of a public software company that provides integrated application solutions to mid-tier county and city governments throughout the nation. HTE, Inc. was eventually sold to SunGard Data Systems. His background includes almost a decade at General Electric Information Services where he was involved in general management, sales & marketing, product management and product development. He also served as President and CEO of QuestPoint Holdings, Inc., a financial transaction processing services business and as CEO of Nationwide Remittance Centers, Inc. a venture funded lock-box services business, which was acquired by CoreStates Bank. Mr. Loughry graduated from the University of Maryland with a degree in Business Administration in 1967. Mr. Loughry originally joined Global Axcess as a director in December 2005 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

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

Alan W. Rossiter, Director

Since July of 2002, Mr. Rossiter has served as President of Springboard Capital Management, Inc., based in Jacksonville, Florida.  Springboard Capital Management manages the activities of two early-stage venture capital investment funds, Springboard Capital I, LLC and Springboard Capital II, LLC. Additionally, since 1996 he has served as the President and CEO of Enterprise North Florida Corporation, which provides emerging technology companies with extensive business, technical and financial services. Mr. Rossiter served for 27 years as a career Officer in the United States Navy specializing in the field of aviation logistics management and maintenance. Mr. Rossiter received a Bachelors degree in History from Denison University in 1967, graduated from the Naval Aviation Candidate School at Pensacola, Florida in 1969 and graduated from the National University of San Diego with a Masters of Business Administration in Financial Management and Information Systems in 1983.  Mr. Rossiter originally joined Global Axcess as a director in December 2005 and his current term expires on the date of the next shareholder meeting which has not yet been scheduled.

Heather Webb Carrouth, Vice President of New Business Development

Heather Webb Carrouth joined the Company in April 2002 as a Software Engineer. Heather gained in-depth knowledge of our business processes while developing many of our custom in-house software solutions. Heather’s knowledge of the business process led her into the roles of Director of ATM Operations followed by Vice President of Operations and most recently, Vice President of New Business Development. Heather obtained her BS in Computer Science from North Carolina State University.

The Board of Directors (the “Board”) has established the following committees:

Compensation Committee

The Compensation Committee of the Board, which is composed solely of independent directors, consists of Lock Ireland, who serves as Chairman of this committee, Robert Landis, and Alan Rossiter.  The Compensation Committee met two times during fiscal 2008. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

Audit Committee

The Audit Committee of the Board, which is composed solely of independent directors, consists of Lock Ireland, Robert Landis, and Joseph M. Loughry III.  The Board of Directors has determined that Mr. Landis, who serves as Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as defined in the rules of the SEC. The Audit Committee met six times in fiscal year 2008.  Responsibilities of the Audit Committee include (1) reviewing the Company’s consolidated financial statements and consulting  with the  independent  auditors  concerning the Company's  consolidated financial statements,  accounting  and  financial  policies,  and internal  controls,  (2) reviewing the scope of the independent  auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. The Board has determined that each of Messrs. Ireland, Landis, and Loughry meet the independence standards established by the Nasdaq Stock Market.

Mergers and Acquisitions Committee

The Mergers and Acquisitions Committee of the Board, which is composed solely of independent directors, consists of Lock Ireland, Robert Landis, Alan Rossiter, and Joseph M. Loughry III, who serves as Chairman of this committee.  The Mergers and Acquisitions Committee did not meet during fiscal 2008. The function of the Mergers and Acquisitions Committee is to explore alternative ways to enhance shareholder value including joint ventures, mergers, stock sale or a potential sale of company assets and make recommendations to the Board.

Nominating & Corporate Governance Committee

The primary function of the Nominating & Corporate Governance Committee of the Board, which is composed solely of independent directors, is to (a) identify individuals qualified to become members of the Board, (b) approve and recommend to the Board director candidates, (c) develop, recommend to the Board and update as necessary corporate governance principles and policies applicable to the Company, and (d) monitor compliance with such principles and policies. Robert Landis is the Chairman of this committee. The Nominating & Corporate Governance Committee did not meet during fiscal 2008.

Meetings of the Board

In 2008, the Board met eight times. The Board adopted various resolutions pursuant to three unanimous written consents in lieu of a meeting during the year ended December 31, 2008.  Five of the incumbent directors attended 100% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.  The other remaining incumbent director attended 87.5% of the aggregate of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Board Independence

At the end of 2008, there were five non-employee directors and one employee director.  The board of directors has determined that the five non-employee directors are “independent” based on the NASDAQ definition of independent director.

Corporate Governance

The role of the Board of Global Axcess Corp is to oversee the business and affairs of the Company for the benefit of its stockholders. In addition, the Board considers the interests of its other interested parties, including its employees, customers, suppliers, creditors and the communities in which the Company does business. The Board has adopted corporate governance guidelines, as well as committee charters, to provide a framework for the functioning of the Board and Board Committees.  The Corporate Governance Guidelines document has been posted on the Company’s website at www.GlobalAxcess.biz.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2008, other than as discussed below, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2008, failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

During fiscal year 2008, there were Form 4s filed late by George A. McQuain (reporting one transaction),   Michael J. Loiacono (reporting two transactions), John C. Rawlins, Jr. (reporting one transaction), Sharon Jackson (reporting two transactions) and Heather Webb Carrouth (reporting two transactions).

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by the Company with respect to the fiscal years ended December 31, 2008 and 2007 for the Chief Executive Officer and all other executive officers whose total cash compensation exceeds $100,000 in the fiscal years ended December 31, 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George A. McQuain -	2008	$227,298	$7,206	-	$65,083	(1),(2)	-	-	$6,614	$306,201
President and CEO, COO	2007	$200,013	$5,815	-	$30,117	(1)	-	-	-	$235,945

Michael J. Loiacono -	2008	$152,478	$5,196	-	$37,453	(1),(3),(4),(5)	-	-	-	$195,127
CFO and CAO	2007	$145,018	$3,614	-	$17,764	(1)	-	-	-	$166,396

John C. Rawlins, Jr. -	2008	$148,040	-	-	$27,286	(1),(6)	-	-	-	$175,326
Executive VP Sales	2007	$150,010	-	-	$15,059	(1)	-	-	-	$165,069

Heather Webb Carrouth -	2008	$113,777	$3,213	-	$5,393	(7),(8)	-	-	$2,680	$125,063
VP New Business Development	2007	$104,694	$2,285	-	-		-	-	-	$106,979

(1)
On April 2, 2007, the Board of Directors approved Executive Stock Option grants with respect to 25% of the shares are based on a performance based vesting, 25% are based on a market condition, 12.5% vest on October 2, 2007, 12.5% vest on April 2, 2008, 12.5% vest on April 2, 2009 and 12.5% vest on April 2, 2010.

(2)	57,166 shares vest under this option on March 20, 2009 and March 20, 2010 and 57,167 shares on March 20, 2011.
(3)
The option is exercisable during the term of Michael Loiacono's employment with respect to 25% of the shares six months from the option grant date and the remaining shares thereafter in three equal installments on the anniversary of the option grant date.

(4)	9,000 shares vest under this option on February 28, 2009, February 28, 2010 and February 28, 2011.
(5)	40,000 shares vest under this option on March 20, 2009, March 20, 2010 and March 20, 2011.
(6)	On October 28, 2008, John Rawlins' position with the Company was eliminated as part of a reduction in the Company’s workforce.
(7)	4,333 shares vest under this option on February 28, 2009 and February 28, 2010 and 4,334 shares on February 28, 2011.
(8)	25,000 shares vest under this option on March 20, 2009, March 20, 2010 and March 20, 2011.

The option awards were valued using the Black Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 131%, forfeiture rate of 0% and a risk free rate of 5%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2008

Option Awards									Stock Awards
												Equity Incentive
											Equity	Plan Awards:
					Equity						Incentive	Market or Payout
					Incentive						Plan Awards:	Value
					Plan						Number	of
					Awards:					Market	of	Unearned
		Number	Number		Number				Number	Value of	Unearned	Shares,
		of	of		of				of Shares	Shares or	Shares,	Units or
		Securities	Securities		Securities				or Units	Units of	Units or	Other
		Underlying	Underlying		Underlying				of Stock	Stock	Other Rights	Rights
		Unexercised	Unexercised		Unexercised	Option			That Have	That Have	That Have	That Have
		Options	Options		Unearned	Exercise	Option		Not	Not	Not	Not
		(#)	(#)		Options	Price	Expiration		Vested	Vested	Vested	Vested
Name	Year	Exercisable	Unexercisable		(#)	($)	Date		(#)	($)	(#)	($)

George A. McQuain -	2008	-	-	(7)	171,500	$0.25	3/20/2013		-	-	-	-
President and CEO, COO	2007	-	250,000	(3)	250,000	$0.32		(3)	-	-	-	-
	2006	-	-		-	-	-		-	-	-	-
	2005	-	-		-	-	-		-	-	-	-
	2004	-	28,200	(1)	-	$1.30	12/1/2009		-	-	-	-

Michael J. Loiacono -	2008	-	-	(9)	120,000	$0.25	3/20/2013		-	-	-	-
CFO and CAO	2008	-	-	(8)	27,000	$0.25	2/28/2013		-	-	-	-
	2007	-	125,000	(4)	125,000	$0.32		(4)	-	-	-	-
	2006	-	15,000	(2)	5,000	$0.76	3/31/2011		-	-	-	-

John C. Rawlins, Jr. -	2008	-	-	(11)	27,000	$0.26	1/28/2009		-	-	-	-
Executive VP Sales	2008	-	-	(10)	120,000	$0.25	1/28/2009		-	-	-	-
	2007	-	125,000	(5)	125,000	$0.32	1/28/2009		-	-	-	-
	2006	-	-		-	-	-		-	-	-	-

Heather Webb Carrouth -	2008	-	-	(13)	75,000	$0.25	3/20/2013		-	-	-	-
VP New Business Development	2008	-	-	(12)	13,000	$0.25	2/28/2013		-	-	-	-
	2007	-	-		-	-	-		-	-	-	-
	2006	-	-		-	-	-		-	-	-	-
	2005	-	-		-	-	-		-	-	-	-
	2004	-	6,200	(6)	-	$1.30	12/1/2009		-	-	-	-

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

(4)
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
(7)
On March 20, 2008, George McQuain received a stock option to purchase 171,500 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011.

(8)
On February 29, 2008, Michael Loiacono received a stock option to purchase 27,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on February 28, 2009; 33 1/3% on February 28, 2010; 33 1/3% on February 28, 2011.

(9)
On March 20, 2008, Michael Loiacono received a stock option to purchase 120,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011.

(10)
On March 20, 2008, John Rawlins received a stock option to purchase 120,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011. John Rawlins' employment with the Company terminated October 28, 2008 thus all of the options granted to John Rawlins expire January 28, 2009.

(11)
On March 31, 2008, John Rawlins received a stock option to purchase 120,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 31, 2009; 33 1/3% on March 31, 2010; 33 1/3% on March 31, 2011. John Rawlins' employment with the Company terminated October 28, 2008 thus all of the options granted to John Rawlins expire January 28, 2009.

(12)
On February 29, 2008, Heather Webb Carrouth received a stock option to purchase 13,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on February 28, 2009; 33 1/3% on February 28, 2010; 33 1/3% on February 28, 2011.

(13)
On March 20, 2008, Heather Webb Carrouth received a stock option to purchase 75,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Option Exercise Price ($)	Option Expiration Date	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Walter A. Howell	2008	-	-	$416	(1)	$0.29	8/30/2013	-	-	-	$416
	2008	-	-	$1,941	(2)	$0.23	6/26/2013	-	-	-	$1,941
	2008	$6,000	-	$2,577	(3)	$0.29	8/30/2012	-	-	-	$8,577
	2007	$2,000	-	$2,577	(3)	$0.29	8/30/2012	-	-	-	$4,577

Lock Ireland	2008	-	-	$533	(4)	$0.27	7/10/2013	-	-	-	$533
	2008	-	-	$1,941	(2)	$0.23	6/26/2013	-	-	-	$1,941
	2008	$33,600	-	$1,244	(5)	$0.28	7/10/2012	-	-	-	$34,844
	2007	$33,600	-	$6,109	(5)	$0.28	7/10/2012	-	-	-	$39,709
	2006	$15,150	-	$301	(6)	$0.53	7/10/2011	-	-	-	$15,451
	2005	-	-	$847	(7)	$1.45	7/10/2010	-	-	-	$847
	2005	-	-	-	(8)	$1.40	4/8/2010	-	-	-	$0
	2004	-	-	$709	(9)	$2.50	7/11/2009	-	-	-	$709
	2003	-	-	$624	(10)	$1.10	7/10/2008	-	-	-	$624

Robert Landis	2008	-	-	$533	(4)	$0.27	7/10/2013	-	-	-	$533
	2008	-	-	$1,941	(2)	$0.23	6/26/2013	-	-	-	$1,941
	2008	$12,000	-	$1,244	(5)	$0.28	7/10/2012	-	-	-	$13,244
	2007	$12,000	-	$6,109	(5)	$0.28	7/10/2012	-	-	-	$18,109
	2006	$12,000	-	$301	(6)	$0.53	7/10/2011	-	-	-	$12,301
	2005	-	-	$847	(7)	$1.45	7/10/2010	-	-	-	$847
	2004	-	-	$709	(9)	$2.50	7/10/2009	-	-	-	$709
	2003	-	-	$624	(10)	$1.10	7/10/2008	-	-	-	$624

Joseph Loughry, III	2008	-	-	$27	(11)	$0.23	12/16/2013	-	-	-	$27
	2008	-	-	$1,941	(2)	$0.23	6/26/2013	-	-	-	$1,941
	2008	$48,000	-	$1,652	(12)	$0.25	12/16/2012	-	-	-	$49,652
	2007	$48,000	-	$3,728	(12)	$0.25	12/16/2012	-	-	-	$51,728
	2006	$16,500	-	-	(13)	$0.35	12/16/2011	-	-	$10,000	$26,500
	2005	-	-	$1,873	(14)	$1.10	12/16/2010	-	-	-	$1,873

George A. McQuain	2008	-	-					-	-	-	-
	2007	-	-					-	-	-	-
	2006	-	-					-	-	-	-

Alan Rossiter	2008	-	-	$27	(11)	$0.23	12/16/2013	-	-	-	$27
	2008	-	-	$1,941	(2)	$0.23	6/26/2013	-	-	-	$1,941
	2008	$6,000	-	$1,652	(12)	$0.25	12/16/2012	-	-	-	$7,652
	2007	$6,000	-	$3,728	(12)	$0.25	12/16/2012	-	-	-	$9,728
	2006	$6,000	-	-	(13)	$0.35	12/16/2011	-	-	-	$6,000
	2005	-	-	$1,873	(14)	$1.10	12/16/2010	-	-	-	$1,873

(1)	5,000 shares vest under this option on August 30, 2009, August 30, 2010, August 30, 2011 and August 30, 2012.
(2)	16,666 shares vest under this option on June 26, 2009 and June 26, 2010 and 16,667 shares on June 26, 2011.
(3)	5,000 shares vest under this option on August 30, 2007, December 30, 2007, April 30, 2008 and August 30, 2008.
(4)	5,000 shares vest under this option on July 10, 2009, July 10, 2010, July 10, 2011 and July 10, 2012.
(5)	2,500 shares vest under this option on July 10, 2007, November 10, 2007, March 10, 2008 and July 10, 2008.
(6)	2,500 shares vest under this option on July 10, 2006, November 10, 2006, March 10, 2007 and July 10, 2007.
(7)	2,500 shares vest under this option on July 10, 2005, November 10, 2005, March 10, 2006 and July 10, 2006.
(8)	12,500 shares vest under this option on April 8, 2005, July 8, 2005, October 8, 2005 and December 15, 2005.
(9)	2,500 shares vest under this option on July 10, 2004, November 10, 2004, March 10, 2005 and July 10, 2005.
(10)	12,500 shares vest under this option on July 10, 2003, November 10, 2003, March 10, 2004 and July 10, 2004.
(11)	5,000 shares vest under this option on December 16, 2009, December 16, 2010, December 16, 2011 and December 16, 2012.
(12)	2,500 shares vest under this option on December 16, 2007, April 16, 2008, August 16, 2008 and December 16, 2008.
(13)	2,500 shares vest under this option on December 16, 2006, April 16, 2007, August 16, 2007 and December 16, 2007.
(14)	12,500 shares vest under this option on December 16, 2005, April 16, 2006, August 16, 2006 and December 16, 2006.

The option awards were valued using the Black Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 131%, forfeiture rate of 0% and a risk free rate of 5%.

Non-employee directors received cash compensation for their service as director and as Chair of a Board committee when applicable during fiscal 2008.  The cash compensation was paid as follows:  Chairman of the Board – $4,000 per month and no additional compensation for Chairing or membership on a Board committee, Vice Chairman of the Board – $2,800 per month and no additional compensation for Chairing or membership on a Board committee, Chairman of the Audit Committee – $500 per month, Chairman of the Compensation Committee – $250 per month, all other non-employee directors - $500 per month. Each non-employee director is also compensated with stock options in accordance with the terms of the Company’s Stock Option Plan.  Such plan provides for an initial grant of 20,000 stock options upon election or appointment to the Board.  Additionally, annual grants of 20,000 stock options are awarded for each year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meetings of the Board and any committee(s) thereof.

During 2008, a total of 350,000 stock options were granted to non-employee directors as follows:

Name	Number of Options	Grant Date and Fair Value of Granted Options
Howell, Walter A.	70,000	50,000 options granted on June26, 2008 with a fair value of $9,980; 20,000 options granted on August 30, 2008 with a fair value of $4,996
Ireland, Lock	70,000	50,000 options granted on June26, 2008 with a fair value of $9,980; 20,000 options granted on July 10, 2008 with a fair value of $4,648
Landis, Robert	70,000	50,000 options granted on June26, 2008 with a fair value of $9,980; 20,000 options granted on July 10, 2008 with a fair value of $4,648
Loughry, Joseph	70,000	50,000 options granted on June26, 2008 with a fair value of $9,980; 20,000 options granted on December 16, 2008 with a fair value of $2,588
Rossiter, Alan	70,000	50,000 options granted on June26, 2008 with a fair value of $9,980; 20,000 options granted on December 16, 2008 with a fair value of $2,588

The following list sets forth with respect to the named director, the aggregate number of options outstanding and excisable at year end December 31, 2008:

Name	Total options outstanding	Total options exercisable
Howell, Walter A.	90,000	20,000
Ireland, Lock	160,000	90,000
Landis, Robert	110,000	40,000
Loughry, Joseph	110,000	40,000
McQuain, George A.	699,700	278,200
Rossiter, Alan	110,000	40,000

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its Net Income budget, the Company matches up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  The Company recorded $44,741 and $7,917 of expenses relating to this plan during the fiscal years ended December 31, 2008 and 2007, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for all employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.  During the fiscal year ended December 31, 2008, the Company recorded $178,927 of expenses relating to this plan. During fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company.  A quarterly cash bonus pool was funded by the Company’s achievement of operating profits from continuing operations.  During the fiscal period ended December 31, 2007 the Company recorded $15,793 of expenses relating to this plan.

Stock-based Compensation

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”) and a 2004 Stock Incentive Plan (the “2004 Plan”), which provide the granting of options to officers, employees, directors, and consultants of the Company.  As of December 31, 2008, options to purchase 183,701 shares of common stock were available for future grants under the 2002 Plan and 676,727 shares of common stock were available for future grants under the 2004 Plan.  As of December 31, 2008, 860,428 shares of common stock were reserved for stock options granted and 0 shares were reserved for warrants to purchase common stock.

Options granted under the 2002 Plan and 2004 Plan generally have a three-year vesting period and expire five years after grant. Most of the stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. The Company recognizes compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Upon exercise of stock options, the Company issues new shares of common stock (as opposed to using treasury shares).  All options granted pursuant to the plans shall be exercisable at a price not less than the fair market value of the common stock on the date of grant.

The Plans are administered by the Company's Board.  The Board has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the plans.  In making such determinations, the Board may take into account the recipient's current and potential contributions and any other factors the Board considers relevant.  The Board is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis.  SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  The stock-based compensation expense is included in operating expenses in the consolidated statements of income.

Employment Agreements

Information regarding employment agreements is contained in Financial Footnote #15 “Consulting and Employment Agreements” to the consolidated financial statements contained in this report and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2009:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Name	Number	Percent (1)
Walter A. Howell	28,000	0.13	% (2)
Lock Ireland	315,007	1.50	% (3)
Sharon Jackson	24,200	0.12	% (4)
Robert Landis	80,000	0.38	% (5)
Michael Loiacono	165,000	0.79	% (6)
Joseph M. Loughry, III	251,140	1.20	% (7)
George A. McQuain	298,200	1.42	% (8)
Alan Rossiter	42,500	0.20	% (9)
Heather Webb Carrouth	7,422	0.04	% (10)

All executive officers and directors as a group (9 persons)	1,211,469	5.78%

5% owners:

BFS U.S. Special Opportunities Trust PLC	2,820,000	13.45	% (11)
Rennaissance U.S. Growth Investment Trust PLC	2,860,000	13.64	% (12)
Barron Partners, LP	2,400,000	11.44	% (13)
Rennaissance Capital Growth & Income Fund III, Inc.	2,020,000	9.63	% (14)
Doucet Capital, LLC	2,028,213	9.67	% (15)

Total	13,339,682	63.60%

The securities "beneficially  owned" by a person are  determined in accordance with the  definition  of  "beneficial  ownership"  set  forth in the  rules  and regulations  promulgated under the Exchange Act. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual.  Beneficially  owned  securities may also include other  securities as to which the  individual has or shares voting or investment power or which such person has the right to acquire  within 60 days of February 13, 2009 pursuant to the conversion of convertible  equity,  exercise of options, or otherwise.  Beneficial ownership may be disclaimed as to certain rights of the securities.

(1)	Based on 20,973,924 shares of common stock outstanding as of February 13, 2009.

(2)	Included are 8,000 common shares and 20,000 stock purchase options exercisable at $0.29 per share.

(3)
Included are  204,007  common  shares,   10,000  stock  purchase  options exercisable at $0.28 per share,  10,000 stock  purchase  options  exercisable at $0.53 per share, 50,000 stock purchase options exercisable at $1.40 per share, 10,000  stock  purchase  options  exercisable  at $1.45 per  share,  10,000 stock purchase options  exercisable at $2.50 per share, 6,000  stock purchase warrants  exercisable at $1.75 per share, 6,000 stock purchase warrants exercisable at $2.50 per share,  6,000 stock purchase  warrants  exercisable at $5.00 per share, and 3,000 stock purchase  warrants  exercisable  at $1.25 per share.

(4)	Included are 14,200 common shares and 10,000 stock purchase options exercisable at $1.30 per share.

(5)
Included are 40,000 common shares, 10,000 stock purchase options exercisable at $0.28 per share, 10,000 stock purchase options exercisable at $0.53 per share, 10,000 stock purchase options exercisable at $1.45 per share and 10,000 stock purchase options exercisable at $2.50.

(6)	Included are 25,000 common shares, 125,000 stock purchase options exercisable at $0.32 per share and 15,000 stock purchase options exercisable at $0.76 per share.

(7)
Included are 196,140 common shares, 10,000 stock purchase options exercisable at $0.25 per share, 10,000 stock purchase options exercisable at $0.35 per share, 20,000 stock purchase options exercisable at $1.10 per share, and 15,000 stock purchase options exercisable at $0.76 per share.

(8)	Included are 20,000 common shares, 250,000 stock purchase options exercisable at $0.32 per share and 28,200 stock purchase options exercisable at $1.30 per share.

(9)
Included are 2,500 common shares, 10,000 stock purchase options exercisable at $0.25 per share, 10,000 stock purchase options exercisable at $0.35 per share and 20,000 stock purchase options exercisable at $1.10 per share.

(10)	Included are 1,222 common shares and 6,200 stock purchase options exercisable at $1.30 per share.

(11)
Included are 1,453,332 common shares and 1,366,668 stock purchase warrants exercisable at prices ranging from $1.25 to $5.00.  The principal business address of BFS U.S. Special Opportunities Trust PLC is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX  75206-1857.

(12)
Included are 1,553,332 common shares and 1,306,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.  The principal business address of Rennaissance U.S. Growth Investment Trust PLC is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX  75206-1857.

(13)
Included are 2,400,000 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.  The principal business address of Barron Partners, LP is 730 Fifth Avenue, 25th floor, New York, NY 10019.

(14)
Included are 953,332 common shares and 1,066,668 stock purchase warrants exercisable at prices ranging from $1.75 to $5.00.  The principal business address of Rennaissance Capital Growth & Income Fund III, Inc. is 8080 North Central Expressway, Suite 210-LB 59, Dallas, TX  75206-1857.

(15)	Included are 2,028,213 common shares. The principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2008 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal year 2008 were $31,500. Total unbilled fees by Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”) for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2008 were $73,500. The aggregate fees billed by KRMT for professional services rendered for the audit of the Company's consolidated financial statements for the year ended December 31, 2007 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2007 were $105,200.

Audit Related Fees

The Company did not engage KRMT to provide professional services to the Company regarding audit related fees during the fiscal years ended December 31, 2008 and 2007.

Tax Fees

During the fiscal years ended December 31, 2008 and 2007, there were no fees billed by KRMT for tax related services.

All Other Fees

During the fiscal year ended December 31, 2008, there were $5,460 of fees billed by KRMT for work related to the Sarbanes-Oxley Act of 2002 and for review of the Company’s Form S-1 filing. There were $5,542 of fees billed by KRMT for services rendered to the Company during the fiscal year ended December 31, 2007 for work related to the Sarbanes-Oxley Act of 2002 and for review of the Company’s Form SB-2 filing.

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved all fees incurred by the Company from KRMT in 2008 and 2007.

PART IV

ITEM 15.       EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)              INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001(incorporated by reference to form 10KSB filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.3	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.4	9% Senior Subordinated Secured Convertible Note dated October 27, 2005 issued by the Company to the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.5	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.6	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.7	Subsidiary Guarantee dated October 27, 2005 (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.8	Subordination Agreement dated October 27, 2005 entered by and between the Company, the Investor and Wachovia (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.9	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.10	Third Amended and Restated Loan Agreement dated October 27, 2005 entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.11	Promissory Note dated October 27, 2005 issued by the Company to Wachovia (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.12	Form of Subscription Agreement dated November 8, 2005 (incorporated by reference to Form 8-K filed with the SEC on November 15, 2005).

Exhibit Number	Exhibit Description
4.13	Form of Common Stock Purchase Warrant dated November 8, 2005 (incorporated by reference to Form 8-K filed with the SEC on November 15, 2005).

4.14	Consolidated Renewal Promissory Note dated September 28, 2007 issued by the Company to Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

4.15	Fourth Amended and Restated Loan Agreement entered by and between the Company and Wachovia (incorporated by reference to Form 8-K filed October 1, 2007).

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (incorporated by reference to form 10KSB filed with the SEC on April 16, 2002).

10.2	Asset Purchase Agreement dated October 28, 2005 by and between the Company and Amer-E-Com Digital Corporation (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

10.3
Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (incorporated by reference to Form 8-K filed with the SEC on December 20, 2005).

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

10.7
Shareholder Agreement with Industrial Electronic Investments Limited for sale of Cash Axcess Corporations (Proprietary) Limited (incorporated by reference to Form 8-K filed with the SEC on October 17, 2006).

10.8	Separation Agreement and Release by and between the Company and Michael Dodak (incorporated by reference to Form 8-K filed October 11, 2006).

10.9	Separation Agreement and Release by and between the Company and David Fann (incorporated by reference to Form 8-K filed October 11, 2006).

10.10	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 8-K filed July 2, 2008) (Management compensation plan or arrangement).

10.11	Director Compensation Arrangements (incorporated by reference to Form 10-Q filed August 7, 2008) (Management compensation plan or arrangement).

10.12	Settlement Agreement, effective as of August 12, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed August 18, 2008).

10.13	First Modification to Settlement Agreement, dated November 6, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed November 10, 2008).

10.14	2002 Stock Incentive Plan (incorporated by reference to Form S-8 filed December 10, 2003).

Exhibit Number	Exhibit Description
10.15	First Amendment to 2002 Stock Incentive Plan.

10.16	2004 Stock Incentive Plan (incorporated by reference to Form S-8 filed June 25, 2004).

10.17	First Amendment to 2004 Stock Incentive Plan.

10.18
Mediated Settlement Agreement, dated January 22, 2009, by and between the Company and Sidney Michael Cole (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of March 3, 2009 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2009.

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

We have audited the accompanying consolidated balance sheets of Global Axcess Corp and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.
Certified Public Accountants
Clearwater, Florida
March 2, 2009

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,560,910	$540,161
Accounts receivable, net of allowance of $9,799 in 2008 and $23,797 in 2007	848,373	924,629
Inventory, net of allowance for obsolescence of $54,033 in 2008 and $0 in 2007	276,731	235,597
Deferred tax asset - current	615,332	-
Prepaid expenses and other current assets	164,968	141,348
Total current assets	3,466,314	1,841,735

Fixed assets, net	4,723,138	5,580,882

Other assets
Merchant contracts, net	11,331,126	12,057,638
Intangible assets, net	4,118,426	4,165,491
Deferred tax asset - non-current	-	339,800
Other assets	9,232	15,139

Total assets	$23,648,236	$24,000,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,527,396	$3,361,635
Notes payable - related parties - current portion, net	24,010	20,695
Note payable	-	25,000
Senior lenders' notes payable - current portion, net	606,705	600,000
Capital lease obligations - current portion	779,990	961,046
Total current liabilities	3,938,101	4,968,376

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,304,595	1,317,180
Senior lenders' notes payable - long-term portion, net	4,240,086	4,757,377
Capital lease obligations - long-term portion	425,582	823,489
Deferred tax liability- long-term portion	275,532	-
Total liabilities	10,183,896	11,866,422

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 20,973,924 shares outstanding	21,022	21,022
Additional paid-in capital	22,613,424	22,453,584
Accumulated deficit	(9,158,140)	(10,328,377)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	13,464,340	12,134,263
Total liabilities and stockholders' equity	$23,648,236	$24,000,685

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended December 31,
	2008	2007	2006

Revenues	$22,171,072	$21,750,897	$21,437,125

Cost of revenues	12,347,991	12,705,636	12,405,270
Gross profit	9,823,081	9,045,261	9,031,855

Operating expenses
Depreciation expense	1,411,360	1,536,616	1,653,861
Amortization of intangible merchant contracts	770,270	725,935	705,594
Impairment of long-lived assets	-	-	1,329,396
Selling, general and administrative	5,288,959	5,279,101	6,839,003
Restructuring charges	-	-	757,811
Impairment of notes receivable	-	5,743	817,607
Recovery of bad debts	-	(100,000)	-
Stock compensation expense	159,840	87,181	(11,698)
Other expense	-	-	450,000
Total operating expenses	7,630,429	7,534,576	12,541,574
Operating income (loss) from continuing operations
before items shown below	2,192,652	1,510,685	(3,509,719)

Interest expense, net	(1,046,287)	(1,232,661)	(1,356,407)
Gain (loss) on sale or disposal of assets	23,872	(22,517)	21,672
Other non-operating income	-	-	146,703
Loss attributed to minority interest	-	-	109,351
Income (loss) from continuing operations	$1,170,237	$255,507	$(4,588,400)
Income (loss) from discontinued operations	$-	$175,000	$(275,937)
Net Income (loss)	$1,170,237	$430,507	$(4,864,337)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)
Income (loss) from discontinued operations	$-	$0.01	$(0.01)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)
Income (loss) from discontinued operations	$-	$0.01	$(0.01)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)

Weighted average common shares outstanding:
Basic	20,973,924	20,988,348	20,996,013
Diluted	20,973,924	20,988,348	20,996,013

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, December 31, 2005	20,970,886	$20,971	$22,345,398	$(5,796,469)	$-	$16,569,900

Stock warrants exercised	40,900	41	20,409	-	-	20,450

Exercise of stock options	10,000	10	3,490	-	-	3,500

Warrant repricing	-	-	8,803	-	-	8,803

Other	-	-	-	(98,078)	-	(98,078)

Stock compensation expense	-	-	(11,697)	-	-	(11,697)

Net loss	-	-	-	(4,864,337)	-	(4,864,337)

Balances, December 31, 2006	21,021,786	$21,022	$22,366,403	$(10,758,884)	$-	$11,628,541

Settlement of note receivable through receipt of treasury stock (47,862 shares)	(47,862)	-	-	-	(11,966)	(11,966)

Stock compensation expense	-	-	87,181	-	-	87,181

Net income	-	-	-	430,507	-	430,507

Balances, December 31, 2007	20,973,924	$21,022	$22,453,584	$(10,328,377)	$(11,966)	$12,134,263

Stock compensation expense	-	-	159,840	-	-	159,840

Net income	-	-	-	1,170,237	-	1,170,237

Balances, December 31, 2008	20,973,924	$21,022	$22,613,424	$(9,158,140)	$(11,966)	$13,464,340

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Income (loss) from continuing operations	$1,170,237	$255,507	$(4,588,400)
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	159,840	87,181	(2,894)
Depreciation expense	1,411,360	1,536,616	1,653,861
Amortization of intangible merchant contracts	770,270	725,935	705,594
Amortization of capitalized loan fees	46,431	66,975	73,786
Impairment of long-lived assets	-	-	1,329,396
Allowance for doubtful accounts	(14,201)	(36,240)	162,489
Allowance for inventory obsolescence	54,033	-	-
Non-cash interest expense on swap agreement with senior lender	40,985	48,551	3,705
Accretion of discount on notes payable	165,988	165,987	168,182
Impairment of notes receivable	-	5,743	817,607
(Gain) loss on sale or disposal of assets	(23,872)	22,517	-
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	26,220	436,187
Change in accounts receivable	90,457	300,491	73,164
Change in other receivable	-	15	(15)
Change in inventory	116	164,881	(383,578)
Change in prepaid expenses and other current assets	(23,620)	93,969	59,868
Change in other assets and deferred revenue	5,907	(383)	(50,048)
Change in intangible assets, net	634	(10,635)	(11,450)
Change in accounts payable and accrued liabilities	(875,224)	(878,002)	1,537,741
Change in automated teller machine vault cash payable	-	(26,220)	(436,187)
Net cash provided by continuing operating activities	2,979,341	2,549,108	1,549,008
Discontinued operations
Net income (loss)	-	175,000	(275,937)
Gain on sale of subsidiary	-	-	(71,507)
Adjustments to reconcile net income (loss) to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	-	(175,000)	-
Depreciation	-	-	62,162
Loss attributed to minority interest		-	(109,351)
Change in accounts receivable	-	-	(38,822)
Change in accounts payable and accrued liabilities	-	-	35,105
Change in inventory, prepaid expenses and other current assets	-	-	(20,358)
Net cash used in discontinued operating activities	-	-	(418,708)
Net cash provided by continuing and discontinued operating activities	2,979,341	2,549,108	1,130,300

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	-	951,223
Proceeds from other receivable related to sale of subsidiary	-	175,000	-
Insurance proceeds on disposal of fixed assets	72,681	47,180	-
Costs of acquiring merchant contracts	(43,758)	(273,628)	(134,663)
Purchase of property and equipment	(290,304)	(869,935)	(826,447)
Proceeds from merchant contract escrow reimbursement	-	-	265,160
Net cash provided by (used in) investing activities for continuing operations	(261,381)	(921,383)	255,273
Net cash used in investing activities for discontinued operations	-	-	(86,756)
Net cash provided by (used in) investing activities	(261,381)	(921,383)	168,517

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	23,950
Proceeds from senior lenders' notes payable	39,028	100,000	500,000
Principal payments on senior lenders' notes payable	(704,177)	(658,333)	(2,070,832)
Principal payments on notes payable	(25,000)	(25,000)	(98,756)
Principal payments on notes payable - related parties	(20,695)	(18,472)	(16,486)
Principal payments on capital lease obligations	(986,367)	(1,239,603)	(1,142,890)
Net cash used in financing activities	(1,697,211)	(1,841,408)	(2,805,014)
Effect of exchange rate fluctuation on cash in discontinued operations	-	-	(98,078)
Increase (decrease) in cash	1,020,749	(213,683)	(1,604,275)
Cash, beginning of period	540,161	753,844	2,358,119
Cash, end of the period	$1,560,910	$540,161	$753,844

Cash paid for interest	$786,697	$931,357	$1,134,406

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2008	2007	2006

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to inventory	$95,283	$-	$-
Total non-cash operating activities	$95,283	$-	$-

Investing activities:
Purchase of assets under capital lease obligations	$407,404	$110,505	$1,176,216
Sale of subsidiary, see schedule below:	-	-	1,445,341
Net transfer of de-installed net fixed assets to inventory	(95,283)	-	-
Total non-cash investing activities	$312,121	$110,505	$2,621,557

Financing activities
Stock issued for compensation	$159,840	$87,181	$(2,894)
Modification of debt and warrant repricing	-	-	8,803
Accretion of discount on notes payable	165,988	165,987	168,182
Total non-cash financing activities	$325,828	$253,168	$174,091

Settlement of note receivable through issuance of treasury stock:
Note receivable	$-	$(17,709)	$-
Impairment of notes receivable	-	5,743	-
Repurchase of treasury stock, 47,862 shares of common stock at cost	$-	$(11,966)	$-

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$-	$-	$745,341
Total purchase price	$-	$-	$745,341

Minority interest	-	-	189,932
Deferred gain on sale	-	-	555,409
	$-	$-	$745,341

Cash proceeds from sale of remaining 50% ownership in subsidiary	$-	$-	$525,000
Note received	-	-	175,000
Total purchase price	$-	$-	$700,000

Balance sheet at time of sale
Cash	$-	$-	$319,118
Automated teller machine vault cash	-	-	657
Accounts receivable	-	-	51,093
Prepaid expenses and other current assets	-	-	9,006
Fixed assets	-	-	602,757
Inventory	-	-	142,614
Minority interest	-	-	(80,581)
Accounts payable	-	-	(35,105)
Automated teller machine vault cash payable	-	-	(657)
Deferred gain on sale	-	-	(555,409)
	-	-	453,493
Deferred gain on sale of subsidiary	-	-	175,000
Gain on sale of subsidiary	-	-	71,507
	$-	$-	$700,000

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984.  The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc. and EFT Integration Inc., is an independent provider of Automated Teller Machine ("ATM") services.  The Company also had a wholly owned subsidiary, Cash Axcess Corporation (Proprietary) Limited, which provided ATM services in South Africa.  This subsidiary was sold in fiscal year 2006. The Company’s fiscal year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries:  Nationwide Money Services, Inc. and EFT Integration, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2007 and 2006 consolidated statements of income to conform to the 2008 presentation.  These reclassifications had no impact on net income (loss) or stockholders’ equity.

Merchant contract concentration

The Company contracts the locations for its ATMs with various merchants. As of December 31, 2008, the Company has approximately 4,236 active ATMs, of which approximately 612 machines are contracted through a single merchant. Revenues from this merchant were approximately 24.1%, 21.4% and 23.1% of total fees from continuing operations for the fiscal year ended December 31, 2008, 2007 and 2006, respectively.

Use of estimates

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the fiscal year ended December 31, 2008, the Company received and recorded approximately $14,000 of revenue on these breached contracts.  Additionally, during the fiscal year ended December 31, 2008, in lieu of receiving cash for a breached contract, the Company received ATMs with an approximate fair market value of $22,000.  Therefore, during the fiscal year ended Decemebr 31, 2008, the Company recorded a total of approximately $36,000 of revenue associated with breached contracts.

In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays a portion of the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has recorded such payments as a direct reduction of revenue.

The Company follows the guidance in EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, for its merchant contracts. In accordance with EITF Issue 99-19, the Securities and Exchange Commission (the ”SEC”) staff concluded that if a company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be and are reported on a net basis.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the fiscal years ended December 31, 2008, 2007 and 2006:

Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Surcharge / Convenience Fee revenue	$11,782,306	$10,807,322	$10,700,846
Interchange revenue	7,806,372	8,177,250	8,146,586
Processing revenue	286,914	322,938	283,734
ATM Sales revenue	519,861	575,804	596,157
Other revenue	1,775,619	1,867,583	1,709,802
Total revenue	$22,171,072	$21,750,897	$21,437,125

	For the year ended	For the year ended	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006

ATM Operating revenue	$21,651,211	$21,175,093	$20,840,968
ATM Sales revenue	519,861	575,804	596,157
Total revenue	$22,171,072	$21,750,897	$21,437,125

Cost of Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Merchant residual / commission costs	$7,051,263	$6,672,380	$5,613,885
Cost of cash	2,025,680	2,616,403	2,869,995
Processing costs	848,428	960,544	892,710
Communication costs	562,030	558,557	695,304
ATM Sales costs	486,901	472,286	535,283
Other cost of revenues	1,373,689	1,425,466	1,798,093
Total cost of revenues	$12,347,991	$12,705,636	$12,405,270

	For the year ended	For the year ended	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Cost of ATM operating revenue	$11,861,090	$12,233,350	$11,869,987
ATM Sales costs	486,901	472,286	535,283
Total cost of revenues	$12,347,991	$12,705,636	$12,405,270

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts.  As of December 31, 2008 and 2007, the Company reserved $9,799 and $23,797 as an allowance for doubtful accounts against the accounts receivable of $858,172 and $948,426, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  Parts relating to upgrading ATMs to become Triple DES compliant were recorded to fixed assets when the part was placed into service, if the ATM is company-owned. Parts relating to upgrading ATMs to become Triple DES compliant were recorded to Merchant Contracts when the part was placed into service, if the ATM is merchant-owned and the merchant signed a term extension to an existing contract.  The cost of the part was subsequently amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant were expensed when the part was placed into service, if the Company upgraded the merchant-owned ATMs at no charge to the merchant with no contract extension.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. The Company reserves for inventory obsolescence based upon physical inventory count and evaluations of how long items remain in inventory combined with historical usage of respective items.  At December 31, 2008 and 2007, the Company's inventory, net of an allowance for obsolescence of $54,033 and $0, totaled $276,731 and $235,597, respectively.

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

Lease Committments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $218,379, $237,639 and $323,735 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company is also party to various capital leases for ATMs and related components.  The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly.  The capital lease obligation is recorded and amortized over the life the of the lease.

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

In June 2001, the Company acquired 100% of the outstanding capital stock of Nationwide Money Services, Inc. in consideration of 3,874,000 shares of the Company's common stock, including 149,000 shares for a finder's fee. This acquisition was recorded using the purchase method of accounting under APB No. 16 “Business Combinations” and as such, the Company accounted for its 100% ownership interest in Nationwide. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

The purchase price amount in excess of fair value of net assets was allocated to merchant account contracts totaling $1,020,000, which is being amortized on a straight-line basis over the estimated useful lives of 21 years, and goodwill totaling $1,311,195.

Additionally, the Company purchased 900 Merchant ATM contracts in February 2004.  The purchase price was $3,900,000 and was reflected in Merchant Contracts. During September 2004, the Company made two additional acquisitions: one for 111 ATM contracts, and another for 745 ATM contracts.  The prices for those acquisitions were $918,000 and $7,000,000, respectively. In these two acquisitions, the Company also acquired ATM machines with the fair value of $166,500 and $1,200,000, respectively.

When the Company acquires another company’s assets, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company's tangible assets and liabilities and identifiable intangible assets. The purchase price is allocated to the assets and liabilities of the acquired company for the purpose of recording these items in the Company's financial records. Any unallocated purchase price is recorded as goodwill. The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” to review for impairment to the intangible goodwill and merchant contracts. As of September 2004, the Company had relied on the reported values of the assets acquired from  the seller to estimate fair value. In reviewing the seller's balances, current fair values in the market, discounted cash flow analysis of the merchant  contracts;  and after considering the outlay of cash for maintenance and capital costs along with the projected income from the future  income  stream from the  contracts,  the Company  allocated $2,878,450 of the ATM Network's asset purchase to goodwill, as of December 31, 2004, all other acquisitions assets had fair values equal or greater than the acquisition price. To date, the Company’s testing has indicated that there is no impairment of its goodwill.

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets.  The Company amortizes the merchant contracts over their estimated useful lives of 21 years. The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. The first step is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment resulted in a determination that the economic lives of the merchant contracts are less than 21 years, the Company would adjust the remaining amortization lives of the merchant contracts. The second step is to compare the estimated future undiscounted cash flows of each reporting unit to the carrying amount of the merchant contracts, thus testing the impairment of the value of the contracts. An impairment loss is recognized for any excess in the carrying value of merchant contracts over the assessed fair value of merchant contracts. To date, the Company’s testing has indicated that there is no impairment of its merchant contracts.

In general, contracts for merchant owned ATMs are not subject to cancellation by the merchant for any reason other than breach.  Breach may be defined as bankruptcy, criminal behavior or unsatisfactory services.  Typically, a merchant may terminate a contract by providing a predefined number of days notice prior to the expiration of the initial term of the contract.

In general, as is the case for contracts of company owned ATMs, the Company may, at its sole discretion and option, remove any and/or all ATM's and all other property belonging to the Company from a merchant location and terminate the contract upon 30-days written notice to a merchant if any and/or all of the ATM's are unprofitable.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment and capitalized software development, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.  During the fiscal years ended December 31, 2008 and 2007, the Company recorded no impairment charges of long-lived assets.  During the fiscal year ended December 31, 2006, the Company recorded impairment charges of long-lived assets of approximately $1.3 million.

Fair value of financial instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at December 31, 2008 and 2007, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

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

Income taxes

The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Research and development costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, incurred during the research and planning phase of development, are charged to expense as incurred, and direct costs incurred during development, testing and implementation are capitalized as incurred over the useful life of the software and amortized for an average life of three years.  During the fiscal years ending December 31, 2008, 2007 and 2006, the amount of research and development costs, which were borne entirely by the Company, amounted to $0, $0 and $275,937, respectively.

Repairs and maintenance costs

Repairs and maintenance costs are expensed as incurred.  Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues.  The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its Net Income budget, the Company matches up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  The Company recorded $44,741 and $7,917 of expenses relating to this plan during the fiscal years ended December 31, 2008 and 2007, respectively.  During the fiscal year ended December 31, 2006, the Company recorded $12,916 of 401k match expenses which were not tied to a performance based incentive plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.  During the fiscal year ended December 31, 2008, the Company recorded $178,927 of expenses relating to this plan. During fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company.  A quarterly cash bonus pool was funded by the Company’s achievement of operating profits from continuing operations.  During the fiscal period ended December 31, 2007 the Company recorded $15,793 of expenses relating to this plan.

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

As of December 31, 2008, total unrecognized compensation cost related to non-vested stock-based compensation plans was $211 thousand.  This unrecognized compensation is expected to be recognized over a weighted average period of 1.7 years.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations.

Recent accounting pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.  Furthermore, beginning in fiscal year 2009, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We do not expect the adoption of FSP to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued the Financial Accounting Standards Board SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The Company currently follows the hierarchy of GAAP as presented in SFAS 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivative and Hedging Activities.  EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133).  EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently assessing the impact related to the adoption of EITF 07-5 on our financial instruments that fall within its scope.

3.	QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

Fiscal 2008 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$5,528	$5,845	$5,653	$5,145
Gross profit	2,408	2,587	2,453	2,375
Operating income from continuing operations	422	667	533	571
Net Income from continuing operations	$112	$450	$277	$331
Net Income	$112	$450	$277	$331

Income per common share - basic:
Income from continuing operations	$0.01	$0.02	$0.01	$0.02
Net Income per common share	$0.01	$0.02	$0.01	$0.02

Income per common share - diluted:
Income from continuing operations	$0.01	$0.02	$0.01	$0.02
Net Income per common share	$0.01	$0.02	$0.01	$0.02

Weighted average common shares outstanding:
Basic	20,973,924	20,973,924	20,973,924	20,973,924
Diluted	20,973,924	20,979,768	21,043,567	20,973,924

Fiscal 2007 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$5,271	$5,596	$5,533	$5,351
Gross profit	2,176	2,329	2,284	2,256
Operating income (loss) from continuing operations	243	486	410	372
Net Income (loss) from continuing operations	$(74)	$171	$96	$62
Income from discontinued operations	$175	$-	$-	$-
Net Income	$101	$171	$96	$62

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.01)	$0.01	$0.01	$0.00
Income (loss) from discontinued operations	$0.01	$-	$-	$-
Net Income (loss) per common share	$0.00	$0.01	$0.01	$0.00

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.01)	$0.01	$0.01	$0.00
Income (loss) from discontinued operations	$0.01	$-	$-	$-
Net Income (loss) per common share	$0.00	$0.01	$0.01	$0.00

Weighted average common shares outstanding:
Basic	21,021,786	20,984,443	20,973,924	20,988,348
Diluted	21,021,786	20,984,443	20,973,924	20,988,348

4.	ACCOUNTS RECEIVABLE

The components of accounts receivable for the periods presented are as follows:

	December 31, 2008	December 31, 2007

Trade accounts receivable, billed	$130,478	$208,382
Trade accounts receivable, unbilled	727,694	740,044
	858,172	948,426
Less: allowance for doubtful accounts	9,799	23,797
Accounts receivable, net	$848,373	$924,629

5.	INVENTORY

The components of inventory for the periods presented are as follows:

	December 31, 2008	December 31, 2007

Parts and supplies	$130,173	$122,397
Automated teller machines	200,591	113,200
	330,764	235,597
Less: reserve for inventory obsolescence	54,033	-
Inventory, net	$276,731	$235,597

6.	FIXED ASSETS

The components of fixed assets for the periods presented are as follows:

	December 31, 2008	December 31, 2007

Automated teller machines (A)	$9,031,960	$8,725,288
Furniture and fixtures	443,922	443,109
Computers, equipment and software (A)	2,060,954	2,022,375
Automobiles	342,418	275,679
Leasehold equipment	72,533	72,533
	11,951,787	11,538,984
Less: accumulated depreciation and amortization (B)	7,228,649	5,958,101
Fixed assets, net	$4,723,138	$5,580,882

(A)	See Financial Footnote #12 “Capital Lease Obligations” for ATMs and computers held under capital leases.
(B)	Depreciation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $1,411,360, $1,536,616 and $1,653,862, respectively.

7.	INTANGIBLE ASSETS AND MERCHANT CONTRACTS

The following table summarizes Intangible assets and merchant contracts at December 31, 2008:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	338,092	241,025	97,067
Merchant contracts	14,700,588	3,369,462	11,331,126
Total Intangible assets and merchant contracts	$19,228,325	$3,778,773	$15,449,552

The following table summarizes Intangible assets and merchant contracts at December 31, 2007:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	338,727	194,595	144,132
Merchant contracts	14,656,831	2,599,193	12,057,638
Total Intangible assets and merchant contracts	$19,185,203	$2,962,074	$16,223,129

The Company recorded amortization expense of $770,270, $725,935 and $705,593, for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts, is expected to be as follows:

2009	$774,273
2010	$774,273
2011	$751,852
2012	$742,644
2013	$648,029

The Company has no intangible assets, other than goodwill, that are not subject to amortization.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	December 31, 2008	December 31, 2007

Accounts payable	$417,874	$901,894
Accrued commissions/residual payments	1,157,410	1,157,608
Accrued cost of cash and cash replenishment expenses	326,015	431,302
Accrued payroll	298,139	303,545
Accrued severance	-	141,313
Accrued audit fees	83,000	89,269
Accrued interest	97,827	56,852
Accrued legal fees	-	15,000
Other	147,131	264,852
Accounts payable and accrued liabilities	$2,527,396	$3,361,635

9.	NOTES PAYABLE – RELATED PARTIES

The components of notes payable – related parties for the periods presented are as follows:

	December 31, 2008	December 31, 2007

Promissory note in the amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$122,598	$143,293

Subordinated unsecured debentures of $1,225,000 provided by certain stockholders with interest only payments made quarterly at a rate of 9%, with balloon payments due October 28, 2010, net of discounts and fees of $18,993 in 2008 and $30,418 in 2007	1,206,007	1,194,582

	1,328,605	1,337,875
Less: current portion	24,010	20,695
Long-term portion, net of notes payable – related parties	$1,304,595	$1,317,180

As of December 31, 2008, principal payments due on the notes payable – related parties are as follows:

2009	$24,010
2010	1,251,722
2011	29,740
2012	33,100
2013	9,026
Thereafter	-
$1,347,598

Less unamortized discount	(18,993)
Total	$1,328,605

10.	NOTE PAYABLE

The components of note payable for the periods presented are as follows:

	December 31, 2008	December 31, 2007

The Company entered into a promissory note with a non-related party.
The note originally matured on September 30, 2007
but was extended to January 2008. Interest rate on the note is 4%.	$-	$25,000

11.	SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

		December 31, 2008	December 31, 2007

(a)	Wachovia Bank – Fourth Amended and Restated Loan Agreement and auto loans	$1,634,851	$2,200,000
(b)	CAMOFI Master LDC, net of warrant valuation discounts of $288,060 in 2008 and $442,623 in 2007	3,211,940	3,057,377
(c)	Haven Trust Bank	-	100,000
		4,846,791	5,357,377
	Less: current portion	606,705	600,000
	Long-term portion, net of senior lenders' notes payable	$4,240,086	$4,757,377

(a)       On October 27, 2005, to obtain funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Third Amended and Restated Loan Agreement with Wachovia Bank ("Wachovia"), the Company's senior lender, pursuant to which Wachovia agreed to provide a term loan to the Company in the amount of $3,000,000. Such term loan was evidenced by a Promissory Note (the "Wachovia Note") issued at the closing on October 27, 2005. Under the terms of the Wachovia Note, the Company was required to make monthly payments of $50,000 plus accrued interest, which commenced in November 2005.  In addition, the Company granted Wachovia a security interest in substantially all of its assets and intellectual property.  On September 28, 2007, the Company entered into a Fourth Amended and Restated Loan Agreement with Wachovia Bank. Concurrent with the execution of the Fourth Restated Loan Agreement, the Company issued a Consolidated Renewal Promissory Note on September 28, 2007. The Renewal Promissory Note consolidated the promissory note dated October 27, 2005 in the original principal amount of $3,000,000 with a September 28, 2007 balance of $1,850,000 and the revolving line of credit dated June 22, 2005 with a September 28, 2007 principal amount of $500,000.  Pursuant to the terms of the Fourth Restated Loan Agreement certain required financial covenants have been modified from the Third Amended and Restated Loan Agreement. The Company is now required to maintain a debt service coverage ratio of 1.00 to 1.00 on or before December 31, 2007, and of not less than 1.25 to 1.00 at all times thereafter. Further, the Company is now required to maintain a senior funded debt to EBITDA ratio of not more than 1.50 to 1.00 on or before December 31, 2007, and of not more than 1.25 to 1.00 at all times thereafter. In addition, the Company is now required to maintain a senior liabilities to effective net worth ratio of not more than 2.75 to 1.00 on or before September 30, 2007, of not more than 2.50 to 1.00 after September 30, 2007, and on or before December 31, 2007, of not more than 2.25 to 1.00 after December 31, 2007, and on or before June 30, 2008, and of not more than 2.00 to 1.00 at all times thereafter. As of December 31, 2007 the Company was in compliance with all covenants.  All outstanding principal and interest is payable in full in August 2011.

The Company has entered into an interest rate swap related to this senior lender notes payable. The swap exchanges the variable rate of Prime plus 1%, for a fixed rate of interest at 9%.  The Company’s interest rate swap has not been designated as a hedging instrument.  The Company’s policy is to record the change in fair value as an increase or decrease to interest expense in the accompanying consolidated statements of income.  The change in fair value of the swap resulted in interest expense of $40,985, $48,551 and $3,705 for fiscal years ending December 31, 2008, 2007 and 2006, respectively.

The Company also entered into two auto loans with Wachovia in the amount of $18,909 and $20,119.  These loans mature in February 2013 and June 2013, respectively.

(b)       On October 27, 2005, to obtain additional funding for the acquisition of the Merchant Contracts and the Equipment, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with CAMOFI Master LDC (the "Investor" and ”CAMOFI”) for the sale of (i) a $3,500,000, 9% Senior Subordinated Secured Convertible Note (the "Note") and (ii) stock purchase warrants (the "Warrant") to purchase 910,000 shares of its common stock. The obligations under the Note are subordinated to Wachovia.  The Company closed the financing pursuant to the Purchase Agreement on October 27, 2005. The Note matures on October 27, 2010 and is convertible into the Company's common stock, at the Investor's option, at a conversion price of $1.45. The Company is permitted to require the Investor to convert a portion of the Note subject to the attainment of certain volume and price targets specific to the Company's common stock. The Company is required to make cash interest payments on a monthly basis and on each conversion date, with all accrued and outstanding interest due in full as of the maturity date. All overdue payments of interest incur a late fee at the rate of 20% per annum. The Company may prepay all or part of the Note in cash at 110% of the principal amount plus accrued interest. The full principal amount of the Note is due upon default under the terms of Note. In addition, the Company granted the Investor a junior security interest, subordinated to Wachovia, in substantially all of its assets and intellectual property as well as registration rights. The Warrant is exercisable until five years from the date of issuance at an exercise price of $1.75 per share. In addition, the exercise price of the Warrant is adjusted in the event the Company issues common stock at a price below the exercise price. The Investor has contractually agreed to restrict its ability to convert the Note and exercise the Warrant and receive shares of the Company's common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock. The allocation of the proceeds between the Note and the Warrant was based upon the relative fair value of each security.  The Black-Scholes Model was used to determine the fair value of the Warrant.  The Warrant was assigned a fair value of $772,816 which has been recorded as a discount to the Note.  Due to the terms and value of the excercise and convertible prices there is no significant beneficial conversion feature.   On December 13, 2007, the Company received a declaration of default from CAMOFI relating to this note.  See Financial Footnote # 14”Legal Proceedings” for further detail of this declaration of default and subsequent legal proceedings related to this matter.

(c)       On December 27, 2007, the Company entered into a line of credit loan from Haven Trust Bank in Ponte Vedra Beach, Florida.  The loan was an interest only loan at an interest rate of 8.25% and was repaid in April 2008.

As of December 31, 2008, principal payments due on the senior lenders’ notes payable are as follows:

2009	$606,705
2010	4,107,843
2011	408,590
2012	9,109
2013	2,604
Thereafter	-
$5,134,852

Less unamortized discount	(288,060)
Total	$4,846,791

12.	CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $1,205,572 require minimum monthly lease payments ranging from approximately $30 to $8,100 with interest rates ranging between 5.99% and 14.37%. The existing capital lease agreements as of December 31, 2008 are at an average interest rate of 9.37%. The future minimum lease payments required under capital lease obligations as of December 31, 2008 are as follows:

2009	$866,344
2010	435,012
2011	14,474
2012 and thereafter	-
1,315,830
Less: amount representing interest	110,258
Present value of minimum lease payments	1,205,572
Less: current portion of capital lease obligations	779,990

Total	$425,582

Equipment leased under capital leases as of December 31, 2008 and 2007, totaled $2,224,389 and $2,311,412, which is net of accumulated depreciation of $1,972,774 and $1,453,733, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Leased facilities

Commencing May 2007, the Company entered into a lease for their Jacksonville, Florida office. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,545, for the second year is $7,773, for the third year is $8,007, for the fourth year is $8,246 and for the final period through the end of the term is $8,494. The Company entered into a new office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease and a facility in Georgia is also on a month to month term.  Additionally, in 2006 the Company opened a small sales office in Kentucky which has a lease through September 2009. The Company also has various operating leases for computers and equipment.  Rental expense under operating leases aggregated $218,379, $237,639 and $323,735 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	$136,061
2010	111,571
2011	108,662
2012	60,453
2013	3,061
Total	$419,808

14.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Management is not aware of any lawsuits, other than discussed below that could have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Resource Express, Inc.

On August 23, 2007, Nationwide filed suit against Resource Express, Inc. (the “Defendant”) in the Circuit Court, Seventh Judicial Circuit, St. Johns County, Florida, case No. CA 071120 for breach of contract.  Nationwide alleged that the Defendant breached the terms of its Distributor Agreement with Nationwide which was entered into to resolve previous litigation between the parties.  On June 30, 2008, the Court entered a Final Default Judgment in favor of Nationwide and against the Defendant in the amount of $51,063.  On August 20, 2008, the Defendant filed an Assignment for the Benefit of Creditors listing $46,407 in assets and debts in the approximate amount of $88,000.  Nationwide has filed its proof of claim in the amount of the judgment plus interest.  The Company expresses no opinion as to the likelihood of success or potential amount of recovery or collection relating to this matter, and has not recorded income during the fiscal year ended December 31, 2008 relating to this matter.

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

On August 12, 2008, the Company entered into a settlement agreement, effective as of August 12, 2008 (the “Agreement”), with CAMOFI. The Agreement provided that the Company would make a $3,700,000 lump sum payment (the “Payment”) to CAMOFI to cancel the Company’s 9% Senior Subordinated Secured Convertible Note due October 27, 2010 in the principal amount of $3,500,000 (the “Note”) issued in October of 2005. Of the $3,700,000 total lump sum payment, $3,500,000 would repay the principal balance of the note and $200,000 would reimburse CAMOFI for legal fees and other expenses. The Company’s directors and officer's insurance policy will cover the $200,000. The Payment is the entire payment that the Company would make under the Note or any of the other transaction documents entered into by the Company and CAMOFI in October of 2005, with the exception of any obligations that the Company may have to CAMOFI relating to the warrants issued in connection with the Note and the related registration rights agreement. In addition, pursuant to the terms of the Agreement, the Company would reduce the exercise price of the warrants from $1.75 to $0.01 and remove the full ratchet anti-dilution protection provisions contained in the warrants. The Agreement also provided that CAMOFI acknowledged that the Company would need to obtain financing in order to make the Payment and, as a result, the Agreement and the First Modification to Settlement Agreement, dated November 6, 2008, were contingent upon the Company successfully obtaining financing by December 31, 2008.

As of December 31, 2008, the Company was unable to obtain the necessary financing to fulfill the terms of the Agreement.  The Company is currently working with CAMOFI on a revised settlement agreement but can give no assurances that a revised settlement will be consummated.

If a settlement is to occur, and based upon calculations as of March 1, 2009, the Company expects to record a non-cash expense of up to approximately $250,000 for the early extinguishment of debt which would have otherwise been expensed at $38,600 per quarter through the maturity date of the note in October 2010. Also, if a settlement is to occur, the Company also expects to record a non-cash expense of approximately $70,000 for the warrant repricing. This will result in the Company recording a one-time charge of up to approximately $320,000 to earnings upon closing.  The Company believes that all legal expenses relating to this litigation will be covered under the Company’s directors and officers insurance policy.

On February 26, 2009 a judge in the United States District Court set a non-jury trial date for March 2010.  Based upon the trial date and that there are no assurances that a revised settlement can be reached prior to that date, the Company believes that it is not probable that a repayment will be made in 2009 and as such the debt, net of warrant valuation discounts, is classified as long-term debt as of December 31, 2008.

Sydney Michael Cole

On April 3, 2008, the Company was served with process by Sidney Michael Cole ("COLE"), an investor and shareholder of the Company. In the complaint, filed in the District Court of Dallas County, Texas, COLE alleged securities fraud and common law fraud relating to the restatement of the Company’s 2005 earnings that occurred in 2006.  COLE sought unspecified damages in the complaint.  The Company denied all allegations in the complaint.  The Company moved the case to the United States District Court for the Northern District of Texas, and pursuant to a Joint Report filed with the court, the parties had proposed that the case be set for trial in August of 2009.

On January 22, 2009, the Company entered into an agreement with COLE to settle the lawsuit.  Although the terms of the settlement are confidential, there will be no impact to the Company’s income statement or any cash outlay by the Company.  As a result of the settlement, all claims will be dismissed with prejudice, with each side to bear its own attorneys fees and costs.  All legal expenses incurred by the Company relating to this litigation will be covered under the Company’s directors and officers insurance policy.

15.	CONSULTING AND EMPLOYMENT AGREEMENTS

During the fiscal year ended December 31, 2008, the Company entered into a one-year employment agreement with Mr. George A. McQuain.  The contract was for one year beginning April 1, 2008.  Under the employment agreement, Mr. McQuain will serve as the Company’s President and Chief Executive Officer and receive an annual base salary of $250,000, which is subject to adjustment from time to time at the discretion of the Company. The contract provides for a one-year employment term, and provides that if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year at the end of each calendar year.

The agreement provides that during the term of the contract and for a period of one year and six months after the termination of the employment agreement for any reason, Mr. McQuain will not directly or indirectly employ or solicit employees of the Company, compete with the Company for its customers in any state where the Company does business, interfere with relationships of the Company, or provide information about the Company to competitors of the Company.

The contract also provides that if Mr. McQuain is terminated by the Company without cause, and provided he complies with the restrictive covenants of the employment agreement and signs a release agreement provided by the Company, he will continue to receive his base salary for the following time period: (1) if the termination occurs during the initial term, for the remaining portion of such initial term, or for one year after the date of termination of his employment, whichever is longer, or (2) if the termination occurs after the initial term, for one year after the date of termination of his employment. In addition, Mr. McQuain will continue to receive benefits for the applicable time period, and the Company will pay him for any bonuses earned by the date of termination. The employment agreement further provides that if there is a “change in control,” Mr. McQuain will be entitled to receive the same benefits that he would be entitled to receive if he were terminated without cause by the Company.

16.	COMMON STOCK

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

17.	INCOME TAXES

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes.  These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

The components of the provision for income taxes are as follows:

	2008	2007	2006
Current:
Federal	$-	$-	$-
State	-	-	-
Federal and state deferred tax assets	1,614,873	421,230	339,800
Valuation allowance	(1,614,873)	(421,230)	(339,800)
Provision for income taxes	$-	$-	$-

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate	-34.00%	-34.00%	-34.00%
State Income Tax Rate, net of
federal tax effect	-3.96%	-0.78%	0.07%
Permanent items	-0.69%	-2.35%	-12.32%
Other, net	38.65%	37.13%	46.25%

Effective tax rate	0.00%	0.00%	0.00%

The components of the net deferred tax assets and the deferred tax liabilities are shown below.

	2008	2007	2006
Deferred tax assets (liabilities)
Current portion
Arising from operating loss and credit carryforwards	$615,332	$-	$-
Total	$615,332	$-	$-

Long term portion
Arising from operating loss and credit carryforwards	$8,298,145	$8,719,407	$8,186,024
Arising from accumulated depreciation and amortization	(4,774,847)	(2,965,904)	(2,853,750)
Total	3,523,298	5,753,503	5,332,274
Valuation allowance	(3,798,830)	(5,413,703)	(4,992,474)
Total	$(275,532)	$339,800	$339,800

In July 2006, the FASB issued Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under Interpretation 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006.

For the period ended December 31, 2008, the Company increased its unrecognized tax benefits for certain positions taken in the amount of $1,147,200 that resulted in a decrease to the deferred tax asset.  The entire amount of this unrecognized tax benefit, if recognized, would result in a decrease to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$-
Additions based on tax positions related to the current year	1,147,200
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments	$1,147,200

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at December 31, 2008 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the  amortization and depreciation losses from the projected acquisition assets.

At December 31, 2008, the Company has net operating loss carryforwards remaining of approximately $26 million that may be offset against future taxable income through 2027.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

18.	NET INCOME PER COMMON SHARE

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

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006

Numerator
Income (loss) from continuing operations	$1,170,237	$255,507	$(4,588,400)
Income (loss) from discontinued operations	-	175,000	(275,937)

Numerator for diluted income (loss) per share
available to common stockholders	$1,170,237	$430,507	$(4,864,337)

Denominator
Weighted average shares	20,973,924	20,988,348	20,996,013
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	-

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	20,973,924	20,988,348	20,996,013

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)
Income (loss) from discontinued operations	$-	$0.01	$(0.01)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.06	$0.01	$(0.22)
Income (loss) from discontinued operations	$-	$0.01	$(0.01)
Net Income (loss) per common share	$0.06	$0.02	$(0.23)

19.	STOCK OPTIONS AND WARRANTS

Stock options

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”) and a 2004 Stock Incentive Plan (the “2004 Plan”), which provide the granting of options to officers, employees, directors, and consultants of the Company.  As of December 31, 2008, options to purchase 183,701 shares of common stock were available for future grants under the 2002 Plan and 676,727 shares of common stock were available for future grants under the 2004 Plan.  As of December 31, 2008, 860,428 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

Options granted under our 2002 Plan and 2004 Plan generally have a three-year vesting period and expire five years after grant. Most of our stock options vest ratably during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options using the straight-line basis, reduced by estimated forfeitures. Upon exercise of stock options, we issue new shares of our common stock (as opposed to using treasury shares).  All options granted pursuant to the plans shall be exercisable at a price not less than the fair market value of the common stock on the date of grant.

The Plans are administered by the Company's Board of Directors.  The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the plans.  In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant.  The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the Plan.

During the years ended December 31, 2008 and 2007, the Company granted stock options totaling 995,500 and 1,060,000 shares of its common stock, with a weighted average strike price of $0.24 and $0.32 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from four months to five years. The following table summarizes the Company’s stock options activity under compensation plans:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Balance, December 31, 2006	974,225	$1.35
Options granted	1,060,000	0.32
Options cancelled	—	—
Options expired	(373,325)	1.08
Options exercised	—	—
Balance, December 31, 2007	1,660,900	$0.75
Options granted	995,500	0.24
Options cancelled	(272,000)	0.28
Options expired	(186,700)	1.47
Options exercised	—	—
Balance, December 31, 2008	2,197,700	$0.50

The following table summarizes information about options outstanding and exercisable at December 31, 2008:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Options Outstanding	Contractual Life Years	Exercise Price	Options Excercisible	Exercise Price

$< 0.13	-	-	-	-	-
$0.13	-	-	-	-	-
$0.14-$5.70	2,197,700	2.72	$0.50	969,200	$0.79

Totals	2,197,700		$0.50	969,200	$0.79

	Exercise Price Equals,
Number of Remaining	Exceeds or is Less than	Weighted Average	Range of	Weighted Average
Options Granted	Market Value as of 12/31/08	Exercise Price	Exercise Price	Fair Value

-	Less than	$-	$< 0.13	$-
-	Equals	$-	$0.13	$-
2,197,700	Exceeds	$0.50	$0.14-$5.70	$0.44

2,197,700

A summary of the status of the Company’s nonvested options as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted Average
	Options	Grant-Date
	Outstanding	Fair Value

Nonvested options outstanding as of December 31, 2007	930,100	$0.29
Granted	995,500	$0.21
Vested	(238,400)	$0.28
Forfeited	(458,700)	$0.29
Nonvested options outstanding as of December 31, 2008	1,228,500	$0.23

Stock warrants

The following table summarizes the Company’s stock warrant activity:

	Number	Weighted
	Of	Average
	Warrants	Exercise Price
Balance, December 31, 2006	11,817,060	$2.68
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(4,284,200)	3.04
Warrants exercised	—	—
Balance, December 31, 2007	7,532,860	$2.48
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(887,856)	1.61
Warrants exercised	—	—
Balance, December 31, 2008	6,645,004	$2.58

The following table summarizes information about warrants outstanding and exercisable at December 31, 2008:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Warrants Outstanding	Contractual Life Years	Exercise Price	Warrants Excercisible	Exercise Price

$1.25	135,000	1.8	$1.25	135,000	$1.25
$1.75	3,710,002	0.5	$1.75	3,710,002	$1.75
$2.50	1,400,001	0.1	$2.50	1,400,001	$2.50
$5.00	1,400,001	0.1	$5.00	1,400,001	$5.00
	6,645,004		$2.58	6,645,004	$2.58

20.	RELATED PARTY TRANSACTIONS

None.

21.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$93,242	$-	$93,242	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the year ended December 31, 2008, we recorded $40,985 of expense relating to the interest rate swap which is included in the interest expense, net in our consolidated statements of operations.

In the accompanying consolidated balance sheets, we have recorded debt discounted based upon the fair value of detachable warrants as well as an asset retirement obligation.  As discussed above, the application of SFAS 157 for these non-recurring items has been deferred.

22.	DISCONTINUED OPERATIONS

On May 2, 2006, the Company entered into a Shareholder Agreement to sell 50% of Cash Axcess Corporation (Proprietary) Limited, in a stock arrangement with Industrial Electronic Investments Limited. Under the requirements of FASB Interpretation No. 46(R), this transaction constituted a variable interest for the Company, with the Company being determined as the primary beneficiary.  In exchange for 200 additional shares, or 50% of the outstanding shares of Cash Axcess Corporation (Proprietary) Limited, the Company received the equivalent of $745,341 of cash before exchange losses, to be maintained in the accounts of Cash Axcess and used for their own ongoing operations. This sale resulted in the Company recording a $555,409 gain deferral on the sale which was subsequently recorded to the Company’s statement of income upon the sale of the remaining 50% of Cash Axcess Corporation.  During the quarter ended September 30, 2006, the Company approved plans to discontinue its South African operation which did not fit within management’s strategic plans.  On September 30, 2006, the Company finalized the sale of the remaining 50% of Cash Axcess Corporation (Proprietary) Limited (“CAC”), its Variable Interest Entity for $700,000.  As part of the sale of 50% of CAC on September 30, 2006, $175,000 of the sale price was held in an escrow account as security to cover any claims made in connection with a breach of any of the Company's warranties in the sale agreement.  The warranty period ended and the Company received the full escrowed amount of $175,000 on March 28, 2007.  The Company recognized the $175,000 deferred gain on sale as income from discontinued operations during the year ended December 31, 2007.

In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has classified CAC as discontinued operations and reported their operating results within discontinued operations in the accompanying condensed consolidated statements of income and statements of cash flows.  The resulting gain on the sale was as follows:

Sales price			$700,000

Cost basis
	Investment, less minority interest	$(812,198)
	Other assets transferred	$(196,704)	$(1,008,902)
Deferred escrow deposit			$(175,000)
			$(483,902)

Deferred gain on previous sale			$555,409

	Net gain on sale of assets		$71,507

The Company has not allocated interest to discontinued operations. Operating results, of these discontinued operations were as follows:

For the year ended
December 31, 2006

Revenues	$138,138

Cost of revenues	66,442
Gross Profit	71,696

Operating Expenses
Depreciation and amortization	62,162
Selling, general and administrative	356,978
Total operating expenses	419,140

Loss from operations	(347,444)

Gain on sale of assets	71,507

Net loss	$(275,937)

A summary of both sales is as follows:

Sale of subsidiary in 2006:
Cash proceeds from sale of 50% ownership in subsidiary	$745,341
Total purchase price	$745,341

Minority interest	189,932
Deferred gain on sale	555,409
$745,341

Cash proceeds from sale of remaining 50% ownership in subsidiary	$525,000
Note received	175,000
Total purchase price	$700,000

Balance sheet at time of sale
Cash	$319,118
Automated teller machine vault cash	657
Accounts receivable	51,093
Prepaid expenses and other current assets	9,006
Fixed assets	602,757
Inventory	142,614
Minority interest	(80,581)
Accounts payable	(35,105)
Automated teller machine vault cash payable	(657)
Deferred gain on sale	(555,409)
453,493
Deferred gain on sale of subsidiary	175,000
Gain on sale of subsidiary	71,507
$700,000

23.	NOTES RECEIVABLE

In February 2004, the Company issued a note receivable in the amount of $190,000 due within one year and requiring monthly payments of principal and interest, with an annual interest rate of 10%.  The note was amended to extend the term to February 2007.  The amount remaining on the note as of March 31, 2007 was $99,895.  The promissory note was collateralized by the Company’s stock and during the fiscal year ended December 31, 2006, the Company increased the reserve due to the declining stock price of the Company.  The 47,862 shares of Company stock held as collateral on this note were returned to the Company on April 20, 2007 as settlement of this note.   The Company recorded the $11,966 market value of the returned 47,862 shares of stock as treasury stock.  The settlement of this note resulted in an impairment of notes receivable charge of $5,743 recorded during the year ended December 31, 2007.

During the quarter ended September 30, 2005, the Company disposed of its wholly-owned subsidiary, Electronic Payment & Transfer Corporation (“EPT”), and discontinued offering prepaid debit cards and the related products and services that were marketed by EPT. Subsequently, effective September 30, 2005, the Company completed the sale of EPT to one former employee of the Company for $1,540,000 in a secured promissory note covering the full amount of the sale price. On August 1, 2006, Electronic Payment Systems, LLC (“EPS”), the acquirer, failed to make its required payment and was in default of the Stock Purchase Agreement made and entered into as of September 30, 2005.  During 2006, the Company reduced the carrying value of the note to zero.  On June 29, 2007, the Company settled all claims against EPS in exchange for a payment of $100,000.  Additionally, in the event EPT is sold or merged into another entity within three years from the date of the settlement, the Company is entitled to receive an additional $200,000 payment.  During the year ended December 31, 2007, the Company recorded the $100,000 settlement as a recovery of bad debts.  The $100,000 payment was received on July 6, 2007.

24.	IMPAIRMENT OF LONG-LIVED ASSETS AND BUSINESS REORGANIZATION CHARGES

Impairment of long-lived assets

As discussed in Financial Footnote #2 “Summary of Significant Accounting Policies,” the Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 ”Accounting for the Impairment or Disposal of Long-lived Assets.”  The following impairments were recognized during the third quarter of 2006.

In July 2006, the Company disconnected its processing switch which processed the transactions for its subsidiary EFT Integration, Inc. and replaced its switching software with a third party vendor. Accordingly, the switching software was evaluated for impairment and deemed to be impaired.

Assets held for sale, consisting of ATMs and related software, were reevaluated for impairment.  Of the $485,315 total assets held for sale, $125,586 worth of ATMs were determined to be useful and able to be placed back in service.  In accordance with SFAS No. 144 ” Accounting for the Impairment or Disposal of Long-lived Assets,” these useful assets were to be placed back  into service at zero book value which is their depreciated value had they not been held for sale.  Therefore, the full balance of assets held for sale was determined to be fully impaired.

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

			$1,329,396

Business Reorganization Charges

During the year ended December 31, 2006, the Company decided to restructure management and to outsource certain employee functions to third party vendors. As part of this decision to eliminate the positions held by the two senior officers and other employees, the Company incurred restructuring charges during the third quarter of 2006 in the amount of $757,811.  As of December 31, 2007, the amount of restructuring charges accrued was $141,313.  As of December 31, 2008, the Company had fulfilled all payment obligations regarding the management restructuring that occurred during fiscal year 2006.

25.	OTHER OPERATING EXPENSE AND OTHER NON-OPERATING INCOME

In fiscal year 2006, the Company incurred other operating expenses of $450,000 which related to legal fee expenses and reserves in connection with two claims.

Also, in fiscal 2006, the Company recorded other non-operating income of $146,703.  During fiscal 2006, the Company determined that $146,703 of prior period fees had accumulated which had not been recognized as revenue, and as such, the amount was recognized as other non-operating income during the fourth quarter ended December 31, 2006.

26.	SUBSEQUENT EVENTS

On January 22, 2009, the Company entered into an agreement with Sidney Michael Cole (“COLE”) to settle the lawsuit that COLE commenced on April 3, 2008.  Although the terms of the settlement are confidential, there will be no impact to the Company’s income statement or any cash outlay by the Company.  As a result of the settlement, all claims will be dismissed with prejudice, with each side to bear its own attorneys fees and costs.  All legal expenses incurred by the Company relating to this litigation will be covered under the Company’s directors and officers insurance policy.