Form 10-Q
period 2009-03-31
GLOBAL AXCESS CORP
filed 2009-05-06
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).          Yes ☐No ☒

As of May 04, 2009, the registrant had 21,883,924 shares outstanding of the common stock ($0.001 par value).

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,457,723	$1,560,910
Accounts receivable, net of allowance of $9,041 in 2009 and $9,799 in 2008	947,345	848,373
Inventory, net of allowance for obsolescence of $83,751 in 2009 and $54,033 in 2008	214,001	276,731
Deferred tax asset - current	615,332	615,332
Prepaid expenses and other current assets	137,181	164,968
Total current assets	3,371,582	3,466,314

Fixed assets, net	4,581,097	4,723,138

Other assets
Merchant contracts, net	11,138,485	11,331,126
Intangible assets, net	4,101,022	4,118,426
Restricted cash	800,000	-
Other assets	26,207	9,232

Total assets	$24,018,393	$23,648,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,667,240	$2,527,396
Notes payable - related parties - current portion, net	24,661	24,010
Senior lenders' notes payable - current portion, net	1,435,512	606,705
Capital lease obligations - current portion	702,858	779,990
Total current liabilities	4,830,271	3,938,101

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,301,248	1,304,595
Senior lenders' notes payable - long-term portion, net	3,597,763	4,240,086
Capital lease obligations - long-term portion	291,687	425,582
Deferred tax liability- long-term portion	275,532	275,532
Total liabilities	10,296,501	10,183,896

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 20,973,924 shares outstanding	21,022	21,022
Additional paid-in capital	22,774,214	22,613,424
Accumulated deficit	(9,061,378)	(9,158,140)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	13,721,892	13,464,340
Total liabilities and stockholders' equity	$24,018,393	$23,648,236

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$5,414,434	$5,528,360

Cost of revenues	2,855,879	3,120,044
Gross profit	2,558,555	2,408,316

Operating expenses
Depreciation expense	269,494	401,704
Amortization of intangible merchant contracts	193,617	191,791
Selling, general and administrative	1,292,963	1,313,375
Stock compensation expense	25,711	79,648
Total operating expenses	1,781,785	1,986,518
Operating income from continuing operations before items shown below	776,770	421,798

Interest expense, net	(212,617)	(309,643)
Loss on early extinguishment of debt	(467,391)	-
Net Income	$96,762	$112,155

Income per common share - basic:
Net Income per common share	$0.01	$0.01

Income per common share - diluted:
Net Income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	20,973,924	20,973,924
Diluted	20,973,924	20,973,924

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Income from continuing operations	$96,762	$112,155
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	25,711	79,648
Loss on early extinguishment of debt	467,391	-
Depreciation expense	269,494	401,704
Amortization of intangible merchant contracts	193,617	191,791
Amortization of capitalized loan fees	11,607	11,608
Allowance for doubtful accounts	410	(2,294)
Allowance for inventory obsolescence	29,718	-
Non-cash interest expense (income) on swap agreement with senior lender	(7,921)	44,042
Accretion of discount on notes payable	41,498	41,497
Changes in operating assets and liabilities:
Change in accounts receivable	(99,382)	(110,647)
Change in inventory	33,012	(33,481)
Change in prepaid expenses and other current assets	21,387	7,175
Change in other assets and deferred revenue	(16,975)	3,544
Change in intangible assets, net	(70,696)	634
Change in accounts payable and accrued liabilities	147,765	(125,277)
Net cash provided by continuing operating activities	1,143,398	622,099

Cash flows from investing activities:
Costs of acquiring merchant contracts	(976)	(12,312)
Purchase of property and equipment	(127,453)	(33,039)
Net cash used in investing activities	(128,429)	(45,351)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	5,000,000	18,909
Change in restricted cash	(800,000)	-
Principal payments on senior lenders' notes payable	(5,101,577)	(150,000)
Principal payments on notes payable	-	(25,000)
Principal payments on notes payable - related parties	(5,552)	(4,955)
Principal payments on capital lease obligations	(211,027)	(305,674)
Net cash used in financing activities	(1,118,156)	(466,720)
Increase (decrease) in cash	(103,187)	110,028
Cash, beginning of period	1,560,910	540,161
Cash, end of the period	$1,457,723	$650,189

Cash paid for interest	$166,164	$209,014

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2008 of Global Axcess Corp and its subsidiaries (the “Company").

The condensed consolidated financial statements present the condensed consolidated balance sheet, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All adjustments are of normal recurring nature with the exception of:

•           $467,391 loss on early extinguishment of debt charges ; and
•           $  24,600 recovery of expense accrual.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of Automated Teller Machine ("ATM") services in the United States.  Through its wholly-owned subsidiary, Nationwide Money Services, Inc., the Company provides turnkey ATM management solutions that include cash, project and account management services. The Company currently owns, manages or operates over 4,200 ATMs in its national network spanning 44 states.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains $800,000 of cash on deposit with SunTrust Bank that is pledged for a particular use and is restricted. This restricted cash balance is classified in other assets on the Company’s consolidated balance sheet.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. Global Axcess Corp has the following subsidiaries:  Nationwide Money Services, Inc. (“Nationwide”) and EFT Integration, Inc. (“EFTI”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the three-month period ended March 31, 2009, the Company did not book any revenue on breached contracts.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month period ended March 31, 2009 and 2008:

Revenues:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Surcharge / Convenience Fee revenue	$2,978,599	$2,890,099
Interchange revenue	1,839,321	1,996,465
Processing revenue	63,791	80,801
ATM Sales revenue	101,031	140,347
Other revenue	431,692	420,648
Total revenue	$5,414,434	5,528,360

	For the Three Months Ended
	March 31, 2009	March 31, 2008

ATM Operating revenue	$5,313,403	$5,388,013
ATM Sales revenue	101,031	140,347
Total revenue	$5,414,434	$5,528,360

Cost of Revenues:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Merchant residual / commission costs	$1,703,546	$1,744,636
Cost of cash	412,975	562,760
Processing costs	207,754	202,566
Communication costs	131,618	145,714
ATM Sales costs	96,286	138,881
Other cost of revenues	303,700	325,487
Total cost of revenues	$2,855,879	3,120,044

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cost of ATM operating revenue	$2,759,593	$2,981,163
ATM Sales costs	96,286	138,881
Total cost of revenues	$2,855,879	$3,120,044

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  Parts given to merchants for no charge are recorded to Merchant Contracts when the part is placed into service and the merchant signs a term extension to an existing contract.  The cost of the part will subsequently be amortized over the life of the contract extension.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues.  At March 31, 2009, the Company's inventory, net of an allowance for obsolescence of $83,751, totaled $214,001.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of March 31, 2009, the Company had bad debt reserves totaling $9,041 against gross accounts receivable totaling $956,386.

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives.  The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets.   The Company amortizes the merchant contracts over their estimated useful lives of 21 years.  The Company has adopted SFAS No. 142 to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets.  Additionally, when the Company gives away an ATM part to induce a contract extension from the merchant, the Company records the value of the ATM part to Merchant Contracts and amortizes the value of the part over the life of the contract extension.

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

The following table summarizes Intangible Assets and Merchant Contracts at March 31, 2009:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	79,663	-	79,663
Merchant contracts	14,701,564	3,563,079	11,138,485
Total Intangible assets and merchant contracts	$18,970,872	$3,731,365	$15,239,507

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at March 31, 2009, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 2,598,300 shares of common stock that were outstanding at March 31, 2009 were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  No warrants outstanding at March 31, 2009 were included in the computation of diluted earnings per share because they were anti-dilutive. Stock options to purchase 2,393,783 shares of common stock that were outstanding at March 31, 2008 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  No warrants outstanding at March 31, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Numerator
Income from continuing operations	$96,762	$112,155

Numerator for diluted income per share available to common stockholders	$96,762	$112,155

Denominator
Weighted average shares	20,973,924	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income per share adjusted weighted shares after assumed exercises	20,973,924	20,973,924

Income per common share - basic:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

Income per common share - diluted:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  The stock-based compensation expense is included in operating expenses in the consolidated statements of operations. During the three-month periods ended March 31, 2009 and 2008, the Company recorded $25,711 and $79,648, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  During the three-month periods ended March 31, 2009 and 2008, the Company recorded $10,720 and $11,121, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.  During the three-month period ended March 31, 2009, the Company recorded $55,588 of bonus and estimated payroll tax expenses relating to this plan.  Of the $55,588 recorded during the three-month period ended March 31, 2009, $35,611 is held back and will be paid upon achievement of fiscal 2009 net profits.  During the three-month period ended March 31, 2008, the Company recorded $31,528 of expenses relating to this plan.

Recent Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended, by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s Annual Report for the year ended December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement: of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.  Furthermore, beginning for fiscal year 2009, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Accounts payable	$394,789	$417,874
Accrued commissions/residual payments	1,404,778	1,157,410
Accrued cost of cash and cash replenishment expenses	326,245	326,015
Accrued payroll	246,394	298,139
Accrued audit fees	53,158	83,000
Accrued interest	4,594	97,827
Other	237,282	147,131
Accounts payable and accrued liabilities	$2,667,240	$2,527,396

4.	SENIOR LENDERS’ NOTES PAYABLE

On March 27, 2009, the Company entered into a credit and security agreement (the “Credit Agreement”) with SunTrust Bank (the “Lender”).  The Credit Agreement provides for a maximum term loan of up to $5 million.  On March 27, 2009, the Company borrowed $5 million under the Credit Agreement and issued a promissory note (the “Promissory Note”) in such amount to the Lender.  The Company will repay the amount borrowed over 42 months, beginning April 30, 2009, with 41 equal monthly principal payments plus accrued interest, with the final payment to be made on September 30, 2012.  The interest rate is fixed at 6.99% per annum.  The proceeds were used to repay CAMOFI Master LDC (“CAMOFI”) in connection with the settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.  Upon entering into the Credit Agreement, the Company repaid in full all outstanding borrowings under and terminated (1) its Fourth Amended and Restated Loan Agreement, entered into as of September 28, 2007 (the “Prior Loan Agreement”), by and between the Company and Wachovia Bank, and (2) its Consolidated Renewal Promissory Note issued on September 28, 2007 (the “Renewal Note”) to Wachovia Bank. See Note #10 “Loss on Early Extinguishment of Debt” for detail of the charges relating to the extinguishment of these debts.

The Company also paid a termination fee of $85,312 for its interest swap agreement in connection with the prepayment of the Prior Loan Agreement and Renewal Note, which amount was previously accounted for as accrued interest.

The Credit Agreement contains customary representations, warranties and covenants, including (1) maintenance of a minimum amount of $800,000 of restricted cash in a deposit account with the Lender, (2) maintenance of tangible net worth value of at least $9 million, and (3) maintenance of a debt service coverage of at least 1.25.  As of March 31, 2009, the Company was in compliance with all applicable covenants and ratios under its credit agreement with SunTrust Bank.

5.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2009 and 2012 and provide for lease payments at interest rates from 5.99% up to 14.37% per annum. The majority of the capital lease agreements, which total approximately 96% of our March 31, 2009 balances, are at interest rates at or below 12.11%. See Financial Footnote #12 to the Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2008.

During the three-month period ended March 31, 2009, we did not enter into any new capital lease obligations.  As of March 31, 2009, approximately $995,000 of capital lease obligations were included within the Company’s consolidated balance sheet.

6.	LITIGATION AND CLAIMS

From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

7.	INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at March 31, 2009 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the  amortization and depreciation losses from the projected acquisition assets.

At December 31, 2008, the Company has net operating loss carryforwards remaining of approximately $26 million that may be offset against future taxable income through 2027.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

8.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2009:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, December 31, 2008	20,973,924	$21,022	$22,613,424	$(9,158,140)	$(11,966)	$13,464,340

Stock compensation expense	-	-	25,711	-	-	25,711

Stock expense relating to early extinguishment of debt	-	-	135,079	-	-	135,079

Net income	-	-	-	96,762	-	96,762

Balances, March 31, 2009	20,973,924	$21,022	$22,774,214	$(9,061,378)	$(11,966)	$13,721,892

9.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 by level within the fair value hierarchy:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$-	$-	$-	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the three-month period ended March 31, 2009 and March 31, 2008, we recorded $7,921 of income and $44,042 of expense, respectively relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.

In the accompanying condensed consolidated balance sheets, we have recorded an asset retirement obligation.  As discussed above, the application of SFAS 157 for these non-recurring items has been deferred.

10.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

As discussed in Note #4 “Senior Lenders’ Notes Payable,” the Company entered into a credit and security agreement with SunTrust Bank.  The proceeds were used to repay CAMOFI in connection with a settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.

In accordance with Accounting Principles Board Opinion No. 26 “Early Extinguishment of Debt,”
the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.

The following summarizes the amounts charged to loss on early extinguishment of debt for the three-month period ended March 31, 2009:

Extinguishment
Item description	Charge

Accelerated accretion of discount on notes payable	$249,419

Accelerated amortization of capitalized loan fees	$76,493

Accelerated expense of prepaid loan fees	$6,400

Stock expense relating to repriced warrants on debt settlement	$107,025

Stock expense relating to warrants issued to subordinated note holders	$28,054

Total loss on early extinguishment of debt	$467,391

11.  SUBSEQUENT EVENTS

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

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	100.0%	100.0%
Cost of revenues	52.7%	56.4%
Gross profit	47.3%	43.6%

Depreciation expense	5.0%	7.3%
Amortization of intangible merchant contracts	3.6%	3.5%
Selling, general and administrative	23.9%	23.8%
Stock compensation expense	0.5%	1.4%
Total operating expenses	33.0%	36.0%
Operating income from continuing operations before items shown below	14.3%	7.6%

Interest expense, net	-3.9%	-5.6%
Loss related to early extinguishment of debt	-8.6%	0.0%
Net income	1.8%	2.0%
EBITDA (1)	14.3%	18.4%

(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008:

Revenues

The Company reported total operating revenue from continuing operations of $5,414,434 for the three-month period ended March 31, 2009 as compared to $5,528,360 for the three-month period ended March 31, 2008.  This decrease was mainly due to slightly lower transaction volumes.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $3,120,044 to $2,855,879 for the three-month period ended March 31, 2008 to the three-month period ended March 31, 2009.  The decrease in cost of revenues period over period was achieved due mainly to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for the three-month period in 2009.  Additionally, during the three-month period ended March 31, 2009, the Company recorded a $24,600 recovery of an expense accrual originally recorded to expense in fiscal 2008.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended March 31, 2009 and 2008 were approximately 47.3%, or $2,558,555, and approximately 43.6%, or $2,408,316, respectively. The increased gross profit and gross profit percentage for the first quarter of 2009 versus the same period in 2008 was mainly attributable to the decreased cost of revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2009 and 2008 were $1,781,785 and $1,986,518, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $1,292,963, or 23.9% of revenue for the three-month period ended March 31, 2009 from $1,313,375, or 23.8% of revenue for the three-month period ended March 31, 2008.

Depreciation Expense

Depreciation expense from continuing operations decreased for the three-month period ended March 31, 2009 to $269,494 from $401,704 for the same period in 2008. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases during the second quarter of fiscal 2008.  This refinancing requires the Company to depreciate the assets covered under the respective leases over a longer period of time thus reducing depreciation expense during the three-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended March 31, 2009 to $193,617 from $191,791 for the same period in 2008.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended March 31, 2009 and 2008, we recorded stock compensation expenses of $25,711 and $79,648, respectively.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended March 31, 2009 in the amount of $776,770 as compared to operating income from continuing operations of $421,798 in the three-month period ended March 31, 2008.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended March 31, 2009 to $212,617 from $309,643 for the three-month period ended March 31, 2008.  The decrease was mainly due to decreased debt balances at the three-month period ended March 31, 2009, as compared to the debt balances at the three-month period ended March 31, 2008. During the three-month period ended March 31, 2009 we recorded interest income of $7,921 relating to the interest swap agreement we entered into with our former senior lender.

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Interest expense, net	$171,119	$268,146
Accretion of discount on notes payable	41,498	41,497
Total Interest expense, net	$212,617	$309,643

Loss on early extinguishment of debt

During the three-month period ended March 31, 2009, we recorded non-cash expenses of $467,391 relating to the payoff of debt balances with two senior lenders.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Income Taxes

We incurred no tax expense in either of the respective periods ending March 31, 2009 and March 31, 2008. At December 31, 2008, the Company has a net operating loss carryforward of approximately $26.0 million available.  The net operating loss carryforward is due to expire during fiscal years 2008 through 2027.

Net Income

We had net income of $96,762 for the three months ended March 31, 2009, as compared to net income of $112,155 for the three-month period ended March 31, 2008.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Net income from continuing operations	$96,762	$112,155
Interest expense, net	212,617	309,643
Depreciation expense	269,494	401,704
Amortization of intangible merchant contracts	193,617	191,791
EBITDA from continuing operations	$772,490	$1,015,293

Our EBITDA from continuing operations decreased to $772,490 for the first quarter of fiscal 2009 from $1,015,293 for the first quarter of fiscal 2008. The decrease in EBITDA from continuing operations was due to the loss on early extinguishment of debt of $467,391 recorded during the first quarter of 2009.  EBITDA from continuing operations as a percentage of revenues decreased to 14.3% for the first quarter of fiscal 2009 from 18.4% for the first quarter of fiscal 2008.  Excluding the loss on early extinguishment of debt charges, EBITDA from continuing operations as a percentage of revenues would have been 22.9% for the first quarter of 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Net income from continuing operations	$96,762	$112,155
Interest expense, net	212,617	309,643
Depreciation expense	269,494	401,704
Amortization of intangible merchant contracts	193,617	191,791
Stock compensation expense	25,711	79,648
Loss on early extinguishment of debt	467,391	-
Adjusted EBITDA	$1,265,592	$1,094,941

Our Adjusted EBITDA increased to $1,265,592 for the first quarter of fiscal 2009 from $1,094,941 for the first quarter of fiscal 2008. Adjusted EBITDA as a percentage of revenues increased to 23.4% for the first quarter of fiscal 2009 from 19.8% for the first quarter of fiscal 2008.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the three-month period ended March 31, 2009 was $1,143,398, compared to the net cash provided by continuing operating activities during the three-month period ended March 31, 2008 of $622,099.  This represented a 83.8% increase year over year.

The Company used $1,118,156 for financing activities, mainly paying back senior lender notes and capital leases during the three-month period ended March 31, 2009 and depositing $800,000 into a restricted cash deposit account with SunTrust Bank per the credit and security agreement signed on March 27, 2009.  This compared to funds used in financing activities of $466,720 for the three-month period ended March 31, 2008.

Net cash used in investing activities was $128,429 during the three-month period ended March 31, 2009, mainly representing net purchases of property and equipment. This compares to net cash used in investing activities of $45,351 for the three-month period ended March 31, 2008, representing net purchases of property and equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2009, with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew.  As of March 31, 2009, the Company had 19 ATMs funded by WSFS with a vault cash outstanding balance of approximately $592,000 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2009, with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew.  As of March 31, 2009, the Company had 1,037 ATMs funded by Elan with a vault cash outstanding balance of about approximately $25,276,500.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of March 31, 2009, Nationwide had 54 branded financial partners, which funded 546 ATMs.

Working Capital

As of March 31, 2009, we had current assets of $3,371,582 and current liabilities of $4,830,271, which results in a negative working capital of $1,458,689 as compared to current assets of $2,091,010 and current liabilities of $4,787,320, which results in a negative working capital of $2,696,310 as of March 31, 2008. The ratio of current assets to current liabilities increased to 0.70 at March 31, 2009 from 0.44 at March 31, 2008. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2009.  As of March 31, 2009, we were in compliance with all applicable covenants and ratios under our credit agreement with SunTrust Bank.

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

ITEM  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults upon Senior Securities

None.

ITEM  4. Submission of Matters to a Vote of Security Holders

None.

ITEM  5. Other Information

None.

ITEM  6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.2	By-Laws of Global Axcess Corp - As Amended (Incorporated by reference to form 10KSB filed with the SEC on March 31, 2003)

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005)

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005)

10.1	Mediated Settlement Agreement, dated January 22, 2009, by and between the Company and Sidney Michael Cole (Incorporated by reference to Form 10-K filed with the SEC on March 3, 2009).

10.2	Settlement Agreement, effective as of March 17, 2009, between Global Axcess Corp and CAMOFI Master LDC (Incorporate by reference to Form 8-K filed with the SEC March 23, 2009).

10.3	Credit and Security Agreement, dated as of March 27, 2009, by and among Global Axcess Corp and SunTrust Bank (Incorporate by reference to Form 8-K filed with the SEC March 30, 2009).

10.4	Promissory Note, dated March 27, 2009, issued by Global Axcess Corp to SunTrust Bank (Incorporate by reference to Form 8-K filed with the SEC March 30, 2000).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 5, 2009 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of May, 2009.

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