Form 10-Q
period 2009-06-30
GLOBAL AXCESS CORP
filed 2009-08-05
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).          Yes ☐ No ☒

As of August 03, 2009, the registrant had 21,883,924 shares outstanding of the common stock ($0.001 par value).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,765,722	$1,560,910
Automated teller machine vault cash	250,000	—
Accounts receivable, net of allowance of $6,748 in 2009 and $9,799 in 2008	850,832	848,373
Inventory, net of allowance for obsolescence of $98,751 in 2009 and $54,033 in 2008	341,962	276,731
Deferred tax asset - current	615,332	615,332
Prepaid expenses and other current assets	140,685	164,968
Total current assets	3,964,533	3,466,314

Fixed assets, net	4,511,646	4,723,138

Other assets
Merchant contracts, net	10,972,410	11,331,126
Intangible assets, net	4,095,972	4,118,426
Restricted cash	800,000	-
Other assets	139,853	9,232

Total assets	$24,484,414	$23,648,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,792,607	$2,527,396
Automated teller machine vault cash payable	250,000	-
Notes payable - related parties - current portion, net	25,330	24,010
Notes payable - current portion	6,698	-
Senior lenders' note payable - current portion, net	1,428,571	606,705
Capital lease obligations - current portion	630,071	779,990
Total current liabilities	5,133,277	3,938,101

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,297,724	1,304,595
Notes payable - long-term portion	24,972	-
Senior lenders' note payable - long-term portion, net	3,214,286	4,240,086
Capital lease obligations - long-term portion	221,226	425,582
Deferred tax liability- long-term portion	275,532	275,532
Total liabilities	10,167,017	10,183,896

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized,
21,021,786 shares issued and 21,883,924 and 20,973,924 shares outstanding	21,932	21,022
Additional paid-in capital	22,811,778	22,613,424
Accumulated deficit	(8,504,347)	(9,158,140)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	14,317,397	13,464,340
Total liabilities and stockholders' equity	$24,484,414	$23,648,236

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Revenues	$5,369,408	$5,845,128

Cost of revenues	2,813,944	3,258,602
Gross profit	2,555,464	2,586,526

Operating expenses
Depreciation expense	289,848	377,553
Amortization of intangible merchant contracts	195,067	192,538
Selling, general and administrative	1,334,271	1,307,031
Stock compensation expense	29,374	42,376
Total operating expenses	1,848,560	1,919,498
Operating income from continuing operations
before items shown below	706,904	667,028

Interest expense, net	(149,873)	(216,738)
Net Income	$557,031	$450,290

Income per common share - basic:
Net Income per common share	$0.03	$0.02

Income per common share - diluted:
Net Income per common share	$0.03	$0.02

Weighted average common shares outstanding:
Basic	21,873,924	20,973,924
Diluted	22,321,389	20,979,768

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Revenues	$10,783,842	$11,373,488

Cost of revenues	5,669,823	6,378,646
Gross profit	5,114,019	4,994,842

Operating expenses
Depreciation expense	559,342	779,257
Amortization of intangible merchant contracts	388,684	384,329
Selling, general and administrative	2,627,234	2,620,406
Stock compensation expense	55,085	122,024
Total operating expenses	3,630,345	3,906,016
Operating income from continuing operations
before items shown below	1,483,674	1,088,826

Interest expense, net	(362,490)	(526,381)
Loss on early extinguishment of debt	(467,391)	-
Net Income	$653,793	$562,445

Income per common share - basic:
Net Income per common share	$0.03	$0.03

Income per common share - diluted:
Net Income per common share	$0.03	$0.03

Weighted average common shares outstanding:
Basic	21,428,924	20,973,924
Diluted	21,428,924	20,973,924

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Income from continuing operations	$653,793	$562,445
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	55,085	122,024
Loss on early extinguishment of debt	467,391	-
Depreciation expense	559,342	779,257
Amortization of intangible merchant contracts	388,684	384,329
Amortization of capitalized loan fees	16,657	23,216
Allowance for doubtful accounts	(2,984)	(12,925)
Allowance for inventory obsolescence	44,718	-
Non-cash interest expense (income) on swap agreement with senior lender	(7,921)	5,679
Accretion of discount on notes payable	44,354	82,994
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	(250,000)	-
Change in accounts receivable	525	(104,638)
Change in inventory	(165,187)	(341)
Change in prepaid expenses and other current assets	17,883	(40,868)
Change in other assets	(130,621)	5,920
Change in intangible assets, net	(70,696)	634
Change in accounts payable and accrued liabilities	273,132	(497,615)
Change in automated teller machine vault cash payable	250,000	-
Net cash provided by continuing operating activities	2,144,155	1,310,111

Cash flows from investing activities:
Costs of acquiring merchant contracts	(29,968)	(28,578)
Purchase of property and equipment	(215,662)	(79,901)
Net cash used in investing activities	(245,630)	(108,479)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,100	-
Proceeds from senior lenders' notes payable	5,000,000	39,028
Change in restricted cash	(800,000)	-
Principal payments on senior lenders' notes payable	(5,457,143)	(401,199)
Principal payments on notes payable	(3,182)	(25,000)
Principal payments on notes payable - related parties	(11,263)	(10,053)
Principal payments on capital lease obligations	(431,225)	(556,040)
Net cash used in financing activities	(1,693,713)	(953,264)
Increase in cash	204,812	248,368
Cash, beginning of period	1,560,910	540,161
Cash, end of the period	$1,765,722	$788,529

Cash paid for interest	$308,179	$408,061

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	June 30, 2009	June 30, 2008

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(55,238)	$124,728
Total non-cash operating activities	$(55,238)	$124,728

Investing activities:
Purchase of assets under capital lease obligations	$76,950	$407,404
Net transfer of de-installed net fixed assets (to) from inventory	55,238	(124,728)
Total non-cash investing activities	$132,188	$282,676

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All fiscal 2009 adjustments are of normal recurring nature with the exception of:

•	$467,391 loss on early extinguishment of debt charges; and
•	$ 24,600 recovery of expense accrual.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of self-service kiosk services in the United States.  Through its wholly-owned subsidiary, Nationwide Money Services, Inc., the Company provides turnkey ATM management solutions that include cash, project and account management services. The Company currently owns, manages or operates over 4,300 ATMs in its national network spanning 43 states.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in its condensed consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments,  inventory and income taxes. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains $800,000 of cash on deposit with SunTrust Bank that is pledged for a particular use and is restricted. This restricted cash balance is classified in other assets on the Company’s consolidated balance sheet.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. Global Axcess Corp has the following subsidiaries:  Nationwide Money Services, Inc. (“Nationwide”), Nationwide Ntertainment Services, Inc. and EFT Integration, Inc. (“EFTI”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

 Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

Transaction service and processing fees are recognized in the period that the service is performed.  The Company receives two types of fees:  surcharge/convenience fees paid by consumers utilizing certain ATMs owned or managed by the Company; and interchange fees paid by their banks.    Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the client.  ATM sales revenue is recognized when the ATM is shipped and installed.  Revenue from managing ATMs for others is recognized each month when the services are performed.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the six-month period ended June 30, 2009, the Company did not book any revenue on breached contracts.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and six-month periods ended June 30, 2009 and 2008:

Revenues:

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Surcharge / Convenience Fee revenue	$2,999,346	$3,083,583
Interchange revenue	1,841,682	2,044,322
Processing revenue	52,793	74,565
ATM Sales revenue	103,012	171,993
Other revenue	372,575	470,665
Total revenue	$5,369,408	5,845,128

	For the Three Months Ended
	June 30, 2009	June 30, 2008

ATM Operating revenue	$5,266,396	$5,673,135
ATM Sales revenue	103,012	171,993
Total revenue	$5,369,408	$5,845,128

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Surcharge / Convenience Fee revenue	$5,977,945	$5,973,681
Interchange revenue	3,681,002	4,040,787
Processing revenue	116,584	155,366
ATM Sales revenue	204,044	312,340
Other revenue	804,267	891,314
Total revenue	$10,783,842	$11,373,488

	For the Six Months Ended
	June 30, 2009	June 30, 2008

ATM Operating revenue	$10,579,798	$11,061,148
ATM Sales revenue	204,044	312,340
Total revenue	$10,783,842	$11,373,488

Cost of Revenues:

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Merchant residual / commission costs	$1,681,502	$1,889,646
Cost of cash	418,142	490,000
Processing costs	217,598	225,057
Communication costs	150,542	140,205
ATM Sales costs	106,139	143,247
Other cost of revenues	240,021	370,447
Total cost of revenues	$2,813,944	3,258,602

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Cost of ATM operating revenue	$2,707,805	$3,115,355
ATM Sales costs	106,139	143,247
Total cost of revenues	$2,813,944	$3,258,602

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Merchant residual / commission costs	$3,385,049	$3,634,282
Cost of cash	831,117	1,052,760
Processing costs	425,351	427,623
Communication costs	282,160	285,919
ATM Sales costs	202,425	282,128
Other cost of revenues	543,721	695,934
Total cost of revenues	$5,669,823	$6,378,646

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Cost of ATM operating revenue	$5,467,398	$6,096,518
ATM Sales costs	202,425	282,128
Total cost of revenues	$5,669,823	$6,378,646

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs, other self-service kiosks and related parts and equipment.  Parts given to merchants for no charge are recorded to Merchant Contracts when the part is placed into service and the merchant signs a term extension to an existing contract.  The cost of the part will subsequently be amortized over the life of the contract extension.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues.  At June 30, 2009, the Company's inventory, net of an allowance for obsolescence of $98,751, totaled $341,962.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of June 30, 2009, the Company had bad debt reserves totaling $6,748 against gross accounts receivable totaling $857,580.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values.  The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The first step is to periodically assess the remaining contract lives, including expected renewals.  If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts.  The Company’s merchant contracts have an average initial term of approximately seven years.  While the Company has historically experienced a higher turnover rate among its merchant-owned clients than with its company-owned portfolio, the Company is currently experiencing an average of 2.2 renewals on its current merchant-owned contracts acquired through the end of fiscal 2005.  Pursuant to FASB Staff Position No. FAS 142-3 dated April 25, 2008, “an entity shall consider its own historical experience” about “renewal or extension used to determine the useful life of a recognized intangible asset.”  Until such time when the Company’s historical experience does not support the useful and economic life of the merchant contracts, the Company concludes that the current economic life of 21 years is appropriate.

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

The following table summarizes Intangible Assets and Merchant Contracts at June 30, 2009:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	79,663	5,050	74,613
Merchant contracts	14,730,556	3,758,146	10,972,410
Total Intangible assets and merchant contracts	$18,999,864	$3,931,482	$15,068,382

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at June 30, 2009, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash and Automated Teller Machine Vault Cash Payable

Automated teller machine vault cash consists of funds collected from a branded bank partner to be utilized in managing the cash in a selected number of their ATMs.  These funds are reported as automated teller machine vault cash on the consolidated balance sheet with an offsetting amount reported as automated teller machine vault cash payable.  As of June 30, 2009, automated teller machine vault cash and automated teller machine vault cash payable both totaled $250,000.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 364,800 shares of common stock and stock warrants to purchase 135,000 shares of common stock that were outstanding at June 30, 2009 were not included in the computation of diluted earnings per share for the three months ended June 30, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  Stock options to purchase 1,615,000 shares of common stock that were outstanding at June 30, 2008 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  No stock warrants outstanding at June 30, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Numerator
Income from continuing operations	$557,031	$450,290

Numerator for diluted income per share available to common stockholders	$557,031	$450,290

Denominator
Weighted average shares	21,873,924	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	447,465	5,844

Denominator for diluted income per share adjusted weighted shares after assumed exercises	22,321,389	20,979,768

Income per common share - basic:
Income from continuing operations	$0.03	$0.02
Net Income per common share	$0.03	$0.02

Income per common share - diluted:
Income from continuing operations	$0.03	$0.02
Net Income per common share	$0.03	$0.02

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Numerator
Income from continuing operations	$653,793	$562,445

Numerator for diluted income per share available to common stockholders	$653,793	$562,445

Denominator
Weighted average shares	21,428,924	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income per share adjusted weighted shares after assumed exercises	21,428,924	20,973,924

Income per common share - basic:
Income from continuing operations	$0.03	$0.03
Net Income per common share	$0.03	$0.03

Income per common share - diluted:
Income from continuing operations	$0.03	$0.03
Net Income per common share	$0.03	$0.03

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred.  Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues.  The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  The stock-based compensation expense is included in operating expenses in the consolidated statements of operations. During the three-month periods ended June 30, 2009 and 2008, the Company recorded $29,374 and $42,376, respectively, of stock compensation expenses.  During the six-month periods ended June 30, 2009 and 2008, the Company recorded $55,085 and $122,024, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  During the three-month periods ended June 30, 2009 and 2008, the Company recorded $10,329 and $9,523, respectively, of expenses relating to this plan.  During the six-month periods ended June 30, 2009 and 2008, the Company recorded $21,050 and $20,857, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.

During the three-month period ended June 30, 2009, the Company recorded $51,601 of bonus and estimated payroll tax expenses relating to this plan.  Of the $51,601 recorded during the three-month period ended June 30, 2009, $32,976 is held back and will be paid upon achievement of fiscal 2009 net profits.  During the three-month period ended June 30, 2008, the Company recorded $35,728 of expenses relating to this plan.

During the six-month period ended June 30, 2009, the Company recorded $107,189 of bonus and estimated payroll tax expenses relating to this plan.  Of the $107,189 recorded during the six-month period ended June 30, 2009, $68,587 is held back and will be paid upon achievement of fiscal 2009 net profits.  During the six-month period ended June 30, 2008, the Company recorded $67,256 of expenses relating to this plan.

Recent Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended, by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s annual report for the year ended December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.  Furthermore, beginning with the Company’s annual report for fiscal year 2009, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In May 2009, the FASB issued the Financial Accounting Standards Board SFAS No. 165, “Subsequent Events” (“SFAS 165”).  While SFAS 165, does not change the requirements of GAAP, relative to reporting and disclosure of subsequent events, it does introduce a requirement to disclose the “date through which subsequent events have been evaluated”.  We have adopted that disclosure requirement.

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Accounts payable	$439,753	$417,874
Accrued commissions/residual payments	1,324,783	1,157,410
Accrued cost of cash and cash replenishment expenses	386,587	326,015
Accrued payroll	335,975	298,139
Accrued audit fees	76,050	83,000
Accrued interest	4,594	97,827
Other	224,865	147,131
Accounts payable and accrued liabilities	$2,792,607	$2,527,396

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

The Credit Agreement contains customary representations, warranties and covenants, including (1) maintenance of a minimum amount of $800,000 of restricted cash in a deposit account with the Lender, (2) maintenance of tangible net worth value of at least $9 million, and (3) maintenance of debt service coverage of at least 1.25.  As of June 30, 2009, the Company was in compliance with all applicable covenants and ratios under its credit agreement with SunTrust Bank.

5.    COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2009 and 2012 and provide for lease payments at interest rates from 5.99% up to 14.37% per annum. The majority of the capital lease agreements, which total approximately 100% of our June 30, 2009 balances, are at interest rates at or below 12.11%. See Financial Footnote #12 to the Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2008.

During the three-month period ended June 30, 2009, we entered into $76,950 of new capital lease obligations.  These new capital lease obligations are 30-month leases at an interest rate of between 8.7% and 10.4% per annum.    As of June 30, 2009, approximately $851,000 of capital lease obligations were included within the Company’s consolidated balance sheet.

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

7.  INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at June 30, 2009 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2008, the Company has net operating loss carryforwards remaining of approximately $26 million that may be offset against future taxable income through 2027.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

8.  CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2009:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, March 31, 2009	20,973,924	$21,022	$22,774,214	$(9,061,378)	$(11,966)	$13,721,892

Stock compensation expense	-	-	29,374	-	-	29,374

Stock warrants excercised	910,000	910	8,190	-	-	9,100

Net income	-	-	-	557,031	-	557,031

Balances, June 30, 2009	21,883,924	$21,932	$22,811,778	$(8,504,347)	$(11,966)	$14,317,397

9.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 by level within the fair value hierarchy:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:
Derivative financial instruments	$-	$-	$-	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the six-month period ended June 30, 2009 and June 30, 2008, we recorded $7,921 of income and $5,679 of expense, respectively, relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.  The interest rate swap agreement was terminated on March 27, 2009 upon the Company entering into a credit and security agreement with SunTrust Bank and the subsequent repayment of the Company’s outstanding principal balance with Wachovia Bank.  See Note #4 “Senior Lenders’ Notes Payable” for details on the agreement with SunTrust Bank.

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

The following summarizes the amounts charged to loss on early extinguishment of debt for the six-month period ended June 30, 2009:

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

Summary

The Company, through its wholly-owned subsidiaries, owns, manages or operates self-service kiosks  with Automated Teller Machines ("ATMs”) locations primarily in the eastern and southwestern United States of America. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

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

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Revenues	100.0%	100.0%
Cost of revenues	52.4%	55.7%
Gross profit	47.6%	44.3%

Depreciation expense	5.4%	6.5%
Amortization of intangible merchant contracts	3.6%	3.3%
Selling, general and administrative	24.8%	22.4%
Stock compensation expense	0.5%	0.7%
Total operating expenses	34.4%	32.9%
Operating income from continuing operations before items shown below	13.2%	11.4%

Interest expense, net	-2.8%	-3.7%
Net income	10.4%	7.7%
EBITDA (1)	22.2%	21.2%

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Revenues	100.0%	100.0%
Cost of revenues	52.6%	56.1%
Gross profit	47.4%	43.9%

Depreciation expense	5.2%	6.9%
Amortization of intangible merchant contracts	3.6%	3.4%
Selling, general and administrative	24.4%	23.0%
Stock compensation expense	0.5%	1.1%
Total operating expenses	33.7%	34.4%
Operating income from continuing operations before items shown below	13.8%	9.5%

Interest expense, net	(3.4%)	(4.6%)
Loss on early extinguishment of debt	(4.3%)	0.0%
Net income	6.0%	4.9%
EBITDA (1)	18.2%	19.8%

 (1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008:

Revenues

The Company reported total operating revenue from continuing operations of $5,369,408 for the three-month period ended June 30, 2009 as compared to $5,845,128 for the three-month period ended June 30, 2008.  This decrease was partly due to lower transaction volumes resulting from a lost distributor’s client account whose 90 lost terminals contributed significant transactions and revenue yet contributed only several thousand dollars a month in gross profit.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $3,258,602 to $2,813,944 for the three-month period ended June 30, 2008 to the three-month period ended June 30, 2009.  The decrease in cost of revenues period over period was achieved due mainly to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for the three-month period in 2009.  Additionally, the decrease in cost of revenues was also attributed to the loss of a distributor’s client account, resulting in lower residual / commission expenses.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended June 30, 2009 and 2008 were approximately 47.6%, or $2,555,464, and approximately 44.3%, or $2,586,526, respectively. The increased gross profit and gross profit percentage for the second quarter of 2009 versus the same period in 2008 was mainly attributable to the decreased cost of revenues discussed above.  Gross profit was minimally impacted due to the lost distributor’s client account discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended June 30, 2009 and 2008 were $1,848,560 and $1,919,498, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $1,334,271, or 24.8% of revenue for the three-month period ended June 30, 2009 from $1,307,031, or 22.4% of revenue for the three-month period ended June 30, 2008.

Depreciation Expense

Depreciation expense from continuing operations decreased for the three-month period ended June 30, 2009 to $289,848 from $377,553 for the same period in 2008. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases during the end of the second quarter in fiscal 2008.  This refinancing requires the Company to depreciate the assets covered under the respective leases over a longer period of time thus reducing depreciation expense during the three-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended June 30, 2009 to $195,067 from $192,538 for the same period in 2008.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended June 30, 2009 and 2008, we recorded stock compensation expenses of $29,374 and $42,376, respectively.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended June 30, 2009 in the amount of $706,904 as compared to operating income from continuing operations of $667,028 in the three-month period ended June 30, 2008.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended June 30, 2009 to $149,873 from $216,738 for the three-month period ended June 30, 2008.  The decrease was mainly due to the company refinancing its senior debt from interest rates of 9% to 6.99% combined with  decreased debt balances at the three-month period ended June 30, 2009, as compared to the debt balances at the three-month period ended June 30, 2008.

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Interest expense, net	$147,017	$175,241
Accretion of discount on notes payable	2,856	41,497
Total Interest expense, net	$149,873	$216,738

Income Taxes

We incurred no tax expense in either of the respective periods ending June 30, 2009 and June 30, 2008. At December 31, 2008, the Company has a net operating loss carryforward of approximately $26.0 million available.  The net operating loss carryforward is due to expire during fiscal years 2011 through 2028.

Net Income

We had net income of $557,031 for the three months ended June 30, 2009, as compared to net income of $450,290 for the three-month period ended June 30, 2008.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008:

Revenues

The Company reported total operating revenue from continuing operations of $10,783,842 for the six-month period ended June 30, 2009 as compared to $11,373,488 for the six-month period ended June 30, 2008.  This decrease was partly due to lower transaction volumes resulting from a lost distributor’s client account whose 90 lost terminals contributed significant transactions and revenue yet contributed only several thousand dollars a month in gross profit.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $6,378,646 to $5,669,823 for the six-month period ended June 30, 2008 to the six-month period ended June 30, 2009.  The decrease in cost of revenues period over period was achieved due mainly to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for the six-month period in 2009.  Also, during the six-month period ended June 30, 2009, the Company recorded a $24,600 recovery of an expense accrual originally recorded to expense in fiscal 2008.  Additionally, the decrease in cost of revenues was also attributed to the loss of a distributor’s client account, resulting in lower residual / commission expenses.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the six-month periods ended June 30, 2009 and 2008 were approximately 47.4%, or $5,114,019, and approximately 43.9%, or $4,994,842, respectively. The increased gross profit and gross profit percentage for the six-month period ended June 30, 2009 versus the same period in 2008 was mainly attributable to the decreased cost of revenues discussed above.  Gross profit was minimally impacted due to the lost distributor’s client account discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the six months ended June 30, 2009 and 2008 were $3,630,345 and $3,906,016, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $2,627,234, or 24.4% of revenue for the six-month period ended June 30, 2009 from $2,620,406, or 23.0% of revenue for the six-month period ended June 30, 2008.

Depreciation Expense

Depreciation expense from continuing operations decreased for the six-month period ended June 30, 2009 to $559,342 from $779,257 for the same period in 2008. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases at the end of the second quarter of fiscal 2008.  This refinancing requires the Company to depreciate the assets covered under the respective leases over a longer period of time thus reducing depreciation expense during the six-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the six-month period ended June 30, 2009 to $388,684 from $384,329 for the same period in 2008.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the six-month periods ended June 30, 2009 and 2008, we recorded stock compensation expenses of $55,085 and $122,024, respectively.

Operating Income from Continuing Operations

We had operating income from continuing operations for the six-month period ended June 30, 2009 in the amount of $1,483,674 as compared to operating income from continuing operations of $1,088,826 in the six-month period ended June 30, 2008.

Interest Expense, Net

Interest expense, net, decreased for the six-month period ended June 30, 2009 to $362,490 from $526,381 for the six-month period ended June 30, 2008.  The decrease was mainly due to the company refinancing its senior debt from interest rates of 9% to 6.99% combined with decreased debt balances at the six-month period ended June 30, 2009, as compared to the debt balances at the six-month period ended June 30, 2008. During the six-month period ended June 30, 2009 we recorded interest income of $7,921 relating to the interest swap agreement we entered into with our former senior lender.

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Interest expense, net	$318,136	$443,387
Accretion of discount on notes payable	44,354	82,994
Total Interest expense, net	$362,490	$526,381

Loss on early extinguishment of debt

During the six-month period ended June 30, 2009, we recorded non-cash expenses of $467,391 relating to the payoff of debt balances with two senior lenders.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Income Taxes

We incurred no tax expense in either of the respective periods ending June 30, 2009 and June 30, 2008. At December 31, 2008, the Company has a net operating loss carryforward of approximately $26.0 million available.  The net operating loss carryforward is due to expire during fiscal years 2011 through 2028.

Net Income

We had net income of $653,793 for the six months ended June 30, 2009, as compared to net income of $562,445 for the six-month period ended June 30, 2008.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Net income from continuing operations	$557,031	$450,290
Interest expense, net	149,873	216,738
Depreciation expense	289,848	377,553
Amortization of intangible merchant contracts	195,067	192,538
EBITDA from continuing operations	$1,191,819	$1,237,119

Our EBITDA from continuing operations decreased to $1,191,819 for the second quarter of fiscal 2009 from $1,237,119 for the second quarter of fiscal 2008. EBITDA from continuing operations as a percentage of revenues increased to 22.2% for the second quarter of fiscal 2009 from 21.2% for the second quarter of fiscal 2008.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Net income from continuing operations	$653,793	$562,445
Interest expense, net	362,490	526,381
Depreciation expense	559,342	779,257
Amortization of intangible merchant contracts	388,684	384,329
EBITDA from continuing operations	$1,964,309	$2,252,412

Our EBITDA from continuing operations decreased to $1,964,309 for the first six months of fiscal 2009 from $2,252,412 for the first six months of fiscal 2008. The decrease in EBITDA from continuing operations was due to the loss on early extinguishment of debt of $467,391 recorded during the first quarter of 2009.  EBITDA from continuing operations as a percentage of revenues decreased to 18.2% for the first six months of fiscal 2009 from 19.8% for the first six months of fiscal 2008.  Excluding the loss on early extinguishment of debt charges, EBITDA from continuing operations as a percentage of revenues would have been 22.5% for the first six months of 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Net income from continuing operations	$557,031	$450,290
Interest expense, net	149,873	216,738
Depreciation expense	289,848	377,553
Amortization of intangible merchant contracts	195,067	192,538
Stock compensation expense	29,374	42,376
Adjusted EBITDA	$1,221,193	$1,279,495

Our Adjusted EBITDA decreased to $1,221,193 for the second quarter of fiscal 2009 from $1,279,495 for the second quarter of fiscal 2008. Adjusted EBITDA as a percentage of revenues increased to 22.7% for the second quarter of fiscal 2009 from 21.9% for the second quarter of fiscal 2008.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Net income from continuing operations	$653,793	$562,445
Interest expense, net	362,490	526,381
Depreciation expense	559,342	779,257
Amortization of intangible merchant contracts	388,684	384,329
Stock compensation expense	55,085	122,024
Loss on early extinguishment of debt	467,391	-
Adjusted EBITDA	$2,486,785	$2,374,436

Our Adjusted EBITDA increased to $2,486,785 for the first six months of fiscal 2009 from $2,374,436 for the first six months of fiscal 2008. Adjusted EBITDA as a percentage of revenues increased to 23.1% for the first six months of fiscal 2009 from 20.9% for the first six months of fiscal 2008.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the six-month period ended June 30, 2009 was $2,144,155, compared to the net cash provided by continuing operating activities during the six-month period ended June 30, 2008 of $1,310,111.  This represented a 63.7% increase year over year.

The Company used $1,693,713 for financing activities, mainly paying back senior lender notes and capital leases during the six-month period ended June 30, 2009 and depositing $800,000 into a restricted cash deposit account with SunTrust Bank per the credit and security agreement signed on March 27, 2009.  This compared to funds used in financing activities of $953,264 for the six-month period ended June 30, 2008.

Net cash used in investing activities was $245,630 during the six-month period ended June 30, 2009, mainly representing net purchases of property and equipment. This compares to net cash used in investing activities of $108,479 for the six-month period ended June 30, 2008, representing net purchases of property and equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. Other than the $250,000 of automated teller machine vault cash discussed in Note # 2 “Description of Business and Summary of Significant Accounting Policies“, the vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its clients, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (WSFS). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society (“WSFS”) allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2009, with a one year auto renewal period unless one party gives 60 days notice of their intention not to renew.  As of June 30, 2009, the Company had 11 ATMs funded by WSFS with a vault cash outstanding balance of approximately $198,000 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2009, with a one year auto renewal period unless one party gives 180 days notice of their intention not to renew.  As of June 30, 2009, the Company had 1,081 ATMs funded by Elan with a vault cash outstanding balance of about approximately $23,330,100.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of June 30, 2009, Nationwide had 52 branded financial partners, which funded 521 ATMs.

Working Capital

As of June 30, 2009, we had current assets of $3,964,533 and current liabilities of $5,133,277, which results in a negative working capital of $1,168,744 as compared to current assets of $2,373,603 and current liabilities of $4,296,972, which results in a negative working capital of $1,923,369 as of June 30, 2008. The ratio of current assets to current liabilities increased to 0.77 at June 30, 2009 from 0.55 at June 30, 2008. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2009.  As of June 30, 2009, we were in compliance with all applicable covenants and ratios under our credit agreement with SunTrust Bank.

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

ITEM  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 4, 2009 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of August, 2009.

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