Form 10-Q
period 2009-09-30
GLOBAL AXCESS CORP
filed 2009-11-04
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

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
Yes ☐No ☒

As of November 03, 2009, the registrant had 21,883,924 shares outstanding of the common stock ($0.001 par value).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,898,483	$1,560,910
Automated teller machine vault cash	250,000	—
Accounts receivable, net of allowance of $8,027 in 2009 and $9,799 in 2008	802,352	848,373
Inventory, net of allowance for obsolescence of $101,260 in 2009 and $54,033 in 2008	235,489	276,731
Deferred tax asset - current	615,332	615,332
Prepaid expenses and other current assets	118,382	164,968
Total current assets	3,920,038	3,466,314

Fixed assets, net	5,194,853	4,723,138

Other assets
Merchant contracts, net	10,821,793	11,331,126
Intangible assets, net	4,090,923	4,118,426
Restricted cash	800,000	-
Other assets	30,307	9,232

Total assets	$24,857,914	$23,648,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,767,008	$2,527,396
Automated teller machine vault cash payable	250,000	-
Notes payable - related parties - current portion, net	26,017	24,010
Notes payable - current portion	19,213	-
Senior lenders' note payable - current portion, net	1,428,571	606,705
Capital lease obligations - current portion	704,791	779,990
Total current liabilities	5,195,600	3,938,101

Long-term liabilities
Notes payable - related parties - long-term portion, net	1,294,016	1,304,595
Notes payable - long-term portion	78,336	-
Senior lenders' note payable - long-term portion, net	2,857,143	4,240,086
Capital lease obligations - long-term portion	316,804	425,582
Deferred tax liability- long-term portion	275,532	275,532
Total liabilities	10,017,431	10,183,896

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,021,786 shares issued and 21,883,924 and 20,973,924 shares outstanding	21,932	21,022
Additional paid-in capital	22,858,820	22,613,424
Accumulated deficit	(8,028,303)	(9,158,140)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	14,840,483	13,464,340
Total liabilities and stockholders' equity	$24,857,914	$23,648,236

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Revenues	$5,314,857	$5,652,977

Cost of revenues	2,787,699	3,199,906
Gross profit	2,527,158	2,453,071

Operating expenses
Depreciation expense	303,864	329,061
Amortization of intangible merchant contracts	201,790	193,173
Selling, general and administrative	1,367,182	1,367,572
Stock compensation expense	30,979	30,540
Total operating expenses	1,903,815	1,920,346
Operating income from continuing operations before items shown below	623,343	532,725

Interest expense, net	(147,299)	(255,900)
Net Income	$476,044	$276,825

Income per common share - basic:
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Net Income per common share	$0.02	$0.01

Weighted average common shares outstanding:
Basic	21,883,924	20,973,924
Diluted	23,471,284	21,043,567

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$16,098,699	$17,026,465

Cost of revenues	8,457,522	9,578,552
Gross profit	7,641,177	7,447,913

Operating expenses
Depreciation expense	863,206	1,108,318
Amortization of intangible merchant contracts	590,474	577,502
Selling, general and administrative	3,994,416	3,987,978
Stock compensation expense	86,064	152,564
Total operating expenses	5,534,160	5,826,362
Operating income from continuing operations before items shown below	2,107,017	1,621,551

Interest expense, net	(509,789)	(782,281)
Loss on early extinguishment of debt	(467,391)	-
Net Income	$1,129,837	$839,270

Income per common share - basic:
Net Income per common share	$0.05	$0.04

Income per common share - diluted:
Net Income per common share	$0.05	$0.04

Weighted average common shares outstanding:
Basic	21,579,475	20,973,924
Diluted	22,442,190	20,998,495

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Income from continuing operations	$1,129,837	$839,270
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	86,064	152,564
Stock options issued to consultants in lieu of cash compensation	16,063	-
Loss on early extinguishment of debt	467,391	-
Depreciation expense	863,206	1,108,318
Amortization of intangible merchant contracts	590,474	577,502
Amortization of capitalized loan fees	21,706	34,824
Allowance for doubtful accounts	(1,707)	(13,220)
Allowance for inventory obsolescence	47,227	-
Non-cash interest expense (income) on swap agreement with senior lender	(7,921)	14,300
Accretion of discount on notes payable	47,211	124,491
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	(250,000)	-
Change in accounts receivable	47,728	(47,197)
Change in inventory	(247,818)	24,097
Change in prepaid expenses and other current assets	40,186	(10,735)
Change in other assets	(21,075)	5,907
Change in intangible assets, net	(70,696)	633
Change in accounts payable and accrued liabilities	247,533	(671,047)
Change in automated teller machine vault cash payable	250,000	-
Net cash provided by continuing operating activities	3,255,409	2,139,707

Cash flows from investing activities:
Costs of acquiring merchant contracts	(81,141)	(39,483)
Purchase of property and equipment	(628,365)	(178,725)
Net cash used in investing activities	(709,506)	(218,208)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,100	-
Proceeds from senior lenders' notes payable	5,000,000	39,028
Proceeds from notes payable	69,905	-
Change in restricted cash	(800,000)	-
Principal payments on senior lenders' notes payable	(5,814,286)	(552,658)
Principal payments on notes payable	(7,208)	(25,000)
Principal payments on notes payable - related parties	(17,139)	(15,299)
Principal payments on capital lease obligations	(648,702)	(779,993)
Net cash used in financing activities	(2,208,330)	(1,333,922)
Increase in cash	337,573	587,577
Cash, beginning of period	1,560,910	540,161
Cash, end of the period	$1,898,483	$1,127,738

Cash paid for interest	$447,764	$603,579

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	September 30, 2009	September 30, 2008

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(241,833)	$124,728
Total non-cash operating activities	$(241,833)	$124,728

Investing activities:
Purchase of assets under capital lease obligations	$464,723	$407,404
Net transfer of de-installed net fixed assets (to) from inventory	241,833	(124,728)
Total non-cash investing activities	$706,556	$282,676

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All fiscal 2009 adjustments are of normal recurring nature with the exception of:

•           $467,391 loss on early extinguishment of debt charges.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, through its wholly-owned subsidiaries, is an independent provider of self-service kiosk services in the United States.  Through its wholly-owned subsidiary, Nationwide Money Services, Inc., the Company provides turnkey ATM management solutions that include cash, project and account management services. The Company currently owns, manages or operates approximately 4,500 ATMs in its national network spanning 43 states.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America and requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in its condensed consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments,  inventory and income taxes. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the Company’s consolidated financial statements.

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

Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per ATM to the Company to have their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the bank’s customers can use those branded ATMs without paying a surcharge fee.  Branding fees are recognized in the period that the service is performed. None of the branding fees are subject to escalation clauses.  Should the Company include escalation clauses in its future branding contracts, pursuant to GAAP guidelines for revenue recognition, the monthly per ATM branding fees, which would be subject to escalation clauses within the agreements, would be recognized as revenues on a straight-line basis over the term of the agreement. In most of its branding agreements, the Company does not receive any one-time set-up fees in addition to the monthly branding fees. The Company has received immaterial one-time set-up fees per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Since any and all one-time set up fees have been immaterial to date, the Company has recorded the fee upon contract signing.  Should any future branding agreements contain material set-up fees, in accordance with GAAP, the Company would defer these set-up fees (as well as the corresponding costs associated with the initial set-up) and recognize such amounts as revenue (and expense) over the terms of the underlying bank branding agreements.

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the nine-month period ended September 30, 2009, the Company did not book any revenue on breached contracts.

In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. In accordance with GAAP, the Company has recorded such payments as a direct reduction of revenue.

The Company follows GAAP in reporting revenue gross as a principal versus net as an agent for its merchant contracts. In accordance with GAAP, if the company performs as an agent or broker without assuming the risks and rewards of ownership of the goods, sales should be and are reported on a net basis.

The Company is not exposed to similar financial obligations and risks on merchant-owned ATM contracts as it is on its company-owned ATM contracts.  For example, under a merchant-owned arrangement, the merchant is responsible for most of the operating expenses of the ATM such as maintenance, cash management and loading, supplies, signage and telecommunication services. As such, the Company reports the surcharge/convenience fees relating to merchant-owned ATM arrangements on a net basis.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2009 and 2008:

Revenues:

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Surcharge / Convenience Fee revenue	$3,009,025	$3,031,740
Interchange revenue	1,814,198	1,978,252
Processing revenue	45,103	72,257
ATM Sales revenue	67,160	119,254
Other revenue	379,371	451,474
Total revenue	$5,314,857	5,652,977

	For the Three Months Ended
	September 30, 2009	September 30, 2008

ATM Operating revenue	$5,247,697	$5,533,723
ATM Sales revenue	67,160	119,254
Total revenue	$5,314,857	$5,652,977

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Surcharge / Convenience Fee revenue	$8,986,970	$9,005,422
Interchange revenue	5,495,201	6,019,038
Processing revenue	161,687	227,623
ATM Sales revenue	271,203	431,594
Other revenue	1,183,638	1,342,788
Total revenue	$16,098,699	$17,026,465

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

ATM Operating revenue	$15,827,496	$16,594,871
ATM Sales revenue	271,203	431,594
Total revenue	$16,098,699	$17,026,465

Cost of Revenues:

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Merchant residual / commission costs	$1,585,053	$1,886,794
Cost of cash	442,833	467,170
Processing costs	221,928	222,735
Communication costs	156,484	146,405
ATM Sales costs	49,509	118,516
Other cost of revenues	331,892	358,286
Total cost of revenues	$2,787,699	3,199,906

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Cost of ATM operating revenue	$2,738,190	$3,081,390
ATM Sales costs	49,509	118,516
Total cost of revenues	$2,787,699	$3,199,906

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Merchant residual / commission costs	$4,970,103	$5,521,077
Cost of cash	1,273,950	1,519,930
Processing costs	647,279	650,358
Communication costs	438,644	432,323
ATM Sales costs	251,934	400,644
Other cost of revenues	875,612	1,054,220
Total cost of revenues	$8,457,522	$9,578,552

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Cost of ATM operating revenue	$8,205,588	$9,177,908
ATM Sales costs	251,934	400,644
Total cost of revenues	$8,457,522	$9,578,552

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs, other self-service kiosks and related parts and equipment.  Parts given to merchants for no charge are recorded to Merchant Contracts when the part is placed into service and the merchant signs a term extension to an existing contract.  The cost of the part will subsequently be amortized over the life of the contract extension.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues.  At September 30, 2009, the Company's inventory, net of an allowance for obsolescence of $101,260, totaled $235,489.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of September 30, 2009, the Company had bad debt reserves totaling $8,027 against gross accounts receivable totaling $810,379.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values.  The Company reviews fixed assets for impairment and if it finds impairment, the Company accounts for the impairment in accordance with GAAP.

Intangible Assets – Goodwill and Merchant Contracts

In June 2001, the FASB issued guidance on goodwill and other intangible assets.  The guidance established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. The guidance included provisions discontinuing the periodic amortization of, and requiring the assessment of, the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As the guidance replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under GAAP.  The guidance also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. The guidance required completion of this first step within the first nine months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Intangible assets with finite lives and merchant contracts are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with GAAP. These assets are amortized on the straight-line method over their estimated useful lives or period of expected benefit. These assets are subject to periodic impairment testing in accordance with GAAP.

The Company’s merchant contracts are made up of contracts with automatic renewable lives.  The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets.   The Company amortizes the merchant contracts over their estimated useful lives of 21 years.  The Company has adopted GAAP to reflect the fair value of the merchant contracts, and uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets.  Additionally, when the Company gives away an ATM part to induce a contract extension from the merchant, the Company records the value of the ATM part to Merchant Contracts and amortizes the value of the part over the life of the contract extension.

The first step is to periodically assess the remaining contract lives, including expected renewals.  If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts.  The Company’s merchant contracts have an average initial term of approximately seven years.  While the Company has historically experienced a higher turnover rate among its merchant-owned clients than with its company-owned portfolio, the Company is currently experiencing an average of 2.2 renewals on its current merchant-owned contracts acquired through the end of fiscal 2005.  In accordance with GAAP, an entity shall consider its own historical experience about renewal or extension used to determine the useful life of a recognized intangible asset.  Until such time when the Company’s historical experience does not support the useful and economic life of the merchant contracts, the Company concludes that the current economic life of 21 years is appropriate.

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

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2009:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	79,663	10,099	69,564
Merchant contracts	14,775,729	3,953,936	10,821,793
Total Intangible assets and merchant contracts	$19,045,037	$4,132,321	$14,912,716

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at September 30, 2009, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash and Automated Teller Machine Vault Cash Payable

Automated teller machine vault cash consists of funds collected from a branded bank partner to be utilized in managing the cash in a selected number of their ATMs.  These funds are reported as automated teller machine vault cash on the consolidated balance sheet with an offsetting amount reported as automated teller machine vault cash payable.  As of September 30, 2009, automated teller machine vault cash and automated teller machine vault cash payable both totaled $250,000.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 1,028,940 shares of common stock and stock warrants to purchase 480,000 shares of common stock that were outstanding at September 30, 2009 were not included in the computation of diluted earnings per share for the three months ended September 30, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  Stock options to purchase 1,662,000 shares of common stock that were outstanding at September 30, 2008 were not included in the computation of diluted earnings per share for the three months ended September 30, 2008 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  No stock warrants outstanding at September 30, 2008 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	September 30, 2009	September 30, 2008
Numerator
Income from continuing operations	$476,044	$276,825

Numerator for diluted income per share
available to common stockholders	$476,044	$276,825

Denominator
Weighted average shares	21,883,924	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,587,360	69,643

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	23,471,284	21,043,567

Income per common share - basic:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Numerator
Income from continuing operations	$1,129,837	$839,270

Numerator for diluted income per share
available to common stockholders	$1,129,837	$839,270

Denominator
Weighted average shares	21,579,475	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	862,715	24,571

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	22,442,190	20,998,495

Income per common share - basic:
Income from continuing operations	$0.05	$0.04
Net Income per common share	$0.05	$0.04

Income per common share - diluted:
Income from continuing operations	$0.05	$0.04
Net Income per common share	$0.05	$0.04

Income Taxes

The Company accounts for its income taxes in accordance with GAAP which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred.  Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues.  The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods.  The stock-based compensation expense is included in operating expenses in the consolidated statements of operations. During the three-month periods ended September 30, 2009 and 2008, the Company recorded $30,979 and $30,540, respectively, of stock compensation expenses.  During the nine-month periods ended September 30, 2009 and 2008, the Company recorded $86,064 and $152,564, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  During the three-month periods ended September 30, 2009 and 2008, the Company recorded $0 and $11,050, respectively, of expenses relating to this plan.  During the nine-month periods ended September 30, 2009 and 2008, the Company recorded $21,050 and $31,907, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.

During the three-month period ended September 30, 2009, the Company recorded $55,588 of bonus and estimated payroll tax expenses relating to this plan.  Of the $55,588 recorded during the three-month period ended September 30, 2009, $32,976 is held back and will be paid upon achievement of fiscal 2009 net profits.  During the three-month period ended September 30, 2008, the Company recorded $35,728 of expenses relating to this plan.

During the nine-month period ended September 30, 2009, the Company recorded $162,777 of bonus and estimated payroll tax expenses relating to this plan.  Of the $162,777 recorded during the nine-month period ended September 30, 2009, $110,778 is held back and will be paid upon achievement of fiscal 2009 net profits.  During the nine-month period ended September 30, 2008, the Company recorded $98,784 of expenses relating to this plan.

Recent Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended, by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company’s annual report for the year ended December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.  Furthermore, beginning with the Company’s annual report for fiscal year 2010, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued guidance regarding the hierarchy of generally accepted accounting principles. The guidance identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The Company currently follows the hierarchy of GAAP as presented and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

In May 2009, the FASB issued guidance regarding subsequent events.  While the guidance does not change the requirements of GAAP, relative to reporting and disclosure of subsequent events, it does introduce a requirement to disclose the “date through which subsequent events have been evaluated.”  We have adopted that disclosure requirement.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.  The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Accounts payable	$573,213	$417,874
Accrued commissions/residual payments	1,296,156	1,157,410
Accrued cost of cash and cash replenishment expenses	329,762	326,015
Accrued payroll	319,103	298,139
Accrued audit fees	79,250	83,000
Accrued interest	4,594	97,827
Other	164,930	147,131
Accounts payable and accrued liabilities	$2,767,008	$2,527,396

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

The Credit Agreement contains customary representations, warranties and covenants, including (1) maintenance of a minimum amount of $800,000 of restricted cash in a deposit account with the Lender, (2) maintenance of tangible net worth value of at least $9 million, and (3) maintenance of debt service coverage of at least 1.25.  As of September 30, 2009, the Company was in compliance with all applicable covenants and ratios under its credit agreement with SunTrust Bank.

5.    COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2009 and 2012 and provide for lease payments at interest rates from 5.99% up to 14.37% per annum. The majority of the capital lease agreements, which total approximately 100% of our September 30, 2009 balances, are at interest rates at or below 12.11%. See Financial Footnote #12 to the Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2008.

During the three-month period ended September 30, 2009, we entered into $387,773 of new capital lease obligations.  These new capital lease obligations are 30-month leases at an interest rate of 10.42% per annum.    As of September 30, 2009, approximately $1,021,600 of capital lease obligations were included in the Company’s consolidated balance sheet.

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

7.    INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at September 30, 2009 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2008, the Company has net operating loss carryforwards remaining of approximately $26 million that may be offset against future taxable income through 2027.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

8.  CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2009:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, June 30, 2009	21,883,924	$21,932	$22,811,778	$(8,504,347)	$(11,966)	$14,317,397

Stock compensation expense	-	-	30,979	-	-	30,979

Stock options issued to consultants in lieu of cash compensation	-	-	16,063	-	-	16,063

Stock warrants excercised	-	-	-	-	-	-

Net income	-	-	-	476,044	-	476,044

Balances, September 30, 2009	21,883,924	$21,932	$22,858,820	$(8,028,303)	$(11,966)	$14,840,483

9.	FAIR VALUE MEASUREMENT

On January 1, 2008, we adopted FASB guidance regarding fair value measurements which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  The guidance is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which application has been deferred for one year.

The guidance established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.   At each balance sheet date, we perform an analysis of all instruments subject in accordance with GAAP and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$-	$-	$-	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the nine-month period ended September 30, 2009 and September 30, 2008, we recorded $7,921 of income and $14,300 of expense, respectively, relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.  The interest rate swap agreement was terminated on March 27, 2009 upon the Company entering into a credit and security agreement with SunTrust Bank and the subsequent repayment of the Company’s outstanding principal balance with Wachovia Bank.  See Note #4 “Senior Lenders’ Notes Payable” for details on the agreement with SunTrust Bank.

In the accompanying condensed consolidated balance sheets, we have recorded an asset retirement obligation.  As discussed above, the application of the guidance regarding fair value measurements for these non-recurring items has been deferred.

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

In accordance with GAAP, the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.

The following summarizes the amounts charged to loss on early extinguishment of debt for the nine-month period ended September 30, 2009:

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

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Revenues	100.0%	100.0%
Cost of revenues	52.5%	56.6%
Gross profit	47.5%	43.4%

Depreciation expense	5.7%	5.8%
Amortization of intangible merchant contracts	3.8%	3.4%
Selling, general and administrative	25.7%	24.2%
Stock compensation expense	0.6%	0.5%
Total operating expenses	35.8%	33.9%
Operating income from continuing operations
before items shown below	11.7%	9.5%

Interest expense, net	-2.8%	-4.5%
Net income	8.9%	5.0%
EBITDA (1)	21.2%	18.7%

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	100.0%	100.0%
Cost of revenues	52.5%	56.3%
Gross profit	47.5%	43.7%

Depreciation expense	5.4%	6.5%
Amortization of intangible merchant contracts	3.7%	3.4%
Selling, general and administrative	24.8%	23.4%
Stock compensation expense	0.5%	0.9%
Total operating expenses	34.4%	34.2%
Operating income from continuing operations
before items shown below	13.1%	9.5%

Interest expense, net	(3.2%)	(4.6%)
Loss on early extinguishment of debt	(2.9%)	0.0%
Net income	6.9%	4.9%
EBITDA (1)	19.2%	19.4%

 (1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008:

Revenues

The Company reported total operating revenue from continuing operations of $5,314,857 for the three-month period ended September 30, 2009 as compared to $5,652,977 for the three-month period ended September 30, 2008.  This decrease was partly due to lower transaction volumes resulting from a lost distributor’s client account whose 90 lost terminals contributed significant transactions and revenue yet contributed only several thousand dollars a month in gross profit.  Additionally, lower transaction volumes were experienced during the summer months of 2009.  The Company typically sees an increase in transaction activity during the summer months, but lower vacation travel and the slower economy reduced the positive seasonal impact.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $3,199,906 to $2,787,699 for the three-month period ended September 30, 2008 to the three-month period ended September 30, 2009.  The decrease in cost of revenues period over period was achieved due mainly to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for the three-month period in 2009.  Additionally, the decrease in cost of revenues was also attributed to the loss of a distributor’s client account, resulting in lower residual / commission expenses.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended September 30, 2009 and 2008 were approximately 47.5%, or $2,527,158, and approximately 43.4%, or $2,453,071, respectively. The increased gross profit and gross profit percentage for the third quarter of 2009 versus the same period in 2008 was mainly attributable to the decreased cost of revenues discussed above.  Gross profit was minimally impacted due to the lost distributor’s client account discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended September 30, 2009 and 2008 were $1,903,815 and $1,920,346, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations decreased to $1,367,182, or 25.7% of revenue for the three-month period ended September 30, 2009 from $1,367,572, or 24.2% of revenue for the three-month period ended September 30, 2008.

Depreciation Expense

Depreciation expense from continuing operations decreased for the three-month period ended September 30, 2009 to $303,864 from $329,061 for the same period in 2008.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended September 30, 2009 to $201,790 from $193,173 for the same period in 2008.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended September 30, 2009 and 2008, we recorded stock compensation expenses of $30,979 and $30,540, respectively.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended September 30, 2009 in the amount of $623,343 as compared to operating income from continuing operations of $532,725 in the three-month period ended September 30, 2008.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended September 30, 2009 to $147,299 from $255,900 for the three-month period ended September 30, 2008.  The decrease was mainly due to the Company refinancing its senior debt from interest rates of 9% to 6.99% combined with  decreased debt balances at the three-month period ended September 30, 2009, as compared to the debt balances at the three-month period ended September 30, 2008.

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Interest expense, net	$144,443	$214,403
Accretion of discount on notes payable	2,856	41,497
Total Interest expense, net	$147,299	$255,900

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2009 and September 30, 2008. At December 31, 2008, the Company had a net operating loss carryforward of approximately $26.0 million available.  The net operating loss carryforward is due to expire during fiscal years 2011 through 2027.

Net Income

We had net income of $476,044 for the three months ended September 30, 2009, as compared to net income of $276,825 for the three-month period ended September 30, 2008.

Comparison of Results of Operations for the Nine months Ended September 30, 2009 and 2008:

Revenues

The Company reported total operating revenue from continuing operations of $16,098,699 for the nine-month period ended September 30, 2009 as compared to $17,026,465 for the nine-month period ended September 30, 2008.  This decrease was partly due to lower transaction volumes resulting from a lost distributor’s client account whose 90 lost terminals contributed significant transactions and revenue yet contributed only several thousand dollars a month in gross profit.  Additionally, lower transaction volumes were experienced during the summer months of 2009.  The Company typically sees an increase in transaction activity during the summer months, but lower vacation travel and the slower economy reduced the positive seasonal impact.

Cost of Revenues

Our total cost of revenues from continuing operations decreased from $9,578,552 to $8,457,522 for the nine-month period ended September 30, 2008 to the nine-month period ended September 30, 2009.  The decrease in cost of revenues period over period was achieved due mainly to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for the nine-month period in 2009.  Also, during the nine-month period ended September 30, 2009, the Company recorded a $24,600 recovery of an expense accrual originally recorded to expense in fiscal 2008.  Additionally, the decrease in cost of revenues was also attributed to the loss of a distributor’s client account, resulting in lower residual / commission expenses.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the nine-month periods ended September 30, 2009 and 2008 were approximately 47.5%, or $7,641,177, and approximately 43.7%, or $ 7,447,913, respectively. The increased gross profit and gross profit percentage for the nine-month period ended September 30, 2009 versus the same period in 2008 was mainly attributable to the decreased cost of revenues discussed above.  Gross profit was minimally impacted due to the lost distributor’s client account discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the nine months ended September 30, 2009 and 2008 were $5,534,160 and $5,826,362, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $3,994,416, or 24.8% of revenue for the nine-month period ended September 30, 2009 from $3,987,978, or 23.4% of revenue for the nine-month period ended September 30, 2008.

Depreciation Expense

Depreciation expense from continuing operations decreased for the nine-month period ended September 30, 2009 to $863,206 from $1,108,318 for the same period in 2008. This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases at the end of the second quarter of fiscal 2008.  This refinancing requires the Company to depreciate the assets covered under the respective leases over a longer period of time thus reducing depreciation expense during the nine-month period.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the nine-month period ended September 30, 2009 to $590,474 from $577,502 for the same period in 2008.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the nine-month periods ended September 30, 2009 and 2008, we recorded stock compensation expenses of $86,064 and $152,564, respectively.

Operating Income from Continuing Operations

We had operating income from continuing operations for the nine-month period ended September 30, 2009 in the amount of $2,107,017 as compared to operating income from continuing operations of $1,621,551 in the nine-month period ended September 30, 2008.

Interest Expense, Net

Interest expense, net, decreased for the nine-month period ended September 30, 2009 to $509,789 from $782,281 for the nine-month period ended September 30, 2008.  The decrease was mainly due to the Company refinancing its senior debt from interest rates of 9% to 6.99% combined with decreased debt balances at the nine-month period ended September 30, 2009, as compared to the debt balances at the nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2009, we recorded interest income of $7,921 relating to the interest swap agreement we entered into with our former senior lender.

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Interest expense, net	$462,578	$657,790
Accretion of discount on notes payable	47,211	124,491
Total Interest expense, net	$509,789	$782,281

Loss on early extinguishment of debt

During the nine-month period ended September 30, 2009, we recorded non-cash expenses of $467,391 relating to the payoff of debt balances with two senior lenders.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Income Taxes

We incurred no tax expense in either of the respective periods ending September 30, 2009 and September 30, 2008. At December 31, 2008, the Company had a net operating loss carryforward of approximately $26.0 million available.  The net operating loss carryforward is due to expire during fiscal years 2011 through 2027.

Net Income

We had net income of $1,129,837 for the nine months ended September 30, 2009, as compared to net income of $839,270 for the nine-month period ended September 30, 2008.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Net income from continuing operations	$476,044	$276,825
Interest expense, net	147,299	255,900
Depreciation expense	303,864	329,061
Amortization of intangible merchant contracts	201,790	193,173
EBITDA from continuing operations	$1,128,997	$1,054,959

Our EBITDA from continuing operations increased to $1,128,997 for the third quarter of fiscal 2009 from $1,054,959 for the third quarter of fiscal 2008. EBITDA from continuing operations as a percentage of revenues increased to 21.2% for the third quarter of fiscal 2009 from 18.7% for the third quarter of fiscal 2008.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Net income from continuing operations	$1,129,837	$839,270
Interest expense, net	509,789	782,281
Depreciation expense	863,206	1,108,318
Amortization of intangible merchant contracts	590,474	577,502
EBITDA from continuing operations	$3,093,306	$3,307,371

Our EBITDA from continuing operations decreased to $3,093,306 for the first nine months of fiscal 2009 from $3,307,371 for the first nine months of fiscal 2008. The decrease in EBITDA from continuing operations was due to the loss on early extinguishment of debt of $467,391 recorded during the first quarter of 2009.  EBITDA from continuing operations as a percentage of revenues decreased to 19.2% for the first nine months of fiscal 2009 from 19.4% for the first nine months of fiscal 2008.  Excluding the loss on early extinguishment of debt charges, EBITDA from continuing operations as a percentage of revenues would have been 22.1% for the first nine months of 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Net income from continuing operations	$476,044	$276,825
Interest expense, net	147,299	255,900
Depreciation expense	303,864	329,061
Amortization of intangible merchant contracts	201,790	193,173
Stock compensation expense	30,979	30,540
Adjusted EBITDA	$1,159,976	$1,085,499

Our Adjusted EBITDA increased to $1,159,976 for the third quarter of fiscal 2009 from $1,085,499 for the third quarter of fiscal 2008. Adjusted EBITDA as a percentage of revenues increased to 21.8% for the third quarter of fiscal 2009 from 19.2% for the third quarter of fiscal 2008.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Net income from continuing operations	$1,129,837	$839,270
Interest expense, net	509,789	782,281
Depreciation expense	863,206	1,108,318
Amortization of intangible merchant contracts	590,474	577,502
Stock compensation expense	86,064	152,564
Loss on early extinguishment of debt	467,391	-
Adjusted EBITDA	$3,646,761	$3,459,935

Our Adjusted EBITDA increased to $3,646,761 for the first nine months of fiscal 2009 from $3,459,935 for the first nine months of fiscal 2008. Adjusted EBITDA as a percentage of revenues increased to 22.7% for the first nine months of fiscal 2009 from 20.3% for the first nine months of fiscal 2008.

Seasonality

In our ATM operations, we traditionally experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.  During 2009 however, lower vacation travel and the slower economy reduced the positive seasonal impact.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt.

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the nine-month period ended September 30, 2009 was $3,255,409, compared to the net cash provided by continuing operating activities during the nine-month period ended September 30, 2008 of $2,139,707.  This represented a 52.1% increase year over year.

The Company used $2,208,330 for financing activities, mainly paying back senior lender notes and capital leases during the nine-month period ended September 30, 2009 and depositing $800,000 into a restricted cash deposit account with SunTrust Bank per the credit and security agreement signed on March 27, 2009.  This compared to funds used in financing activities of $1,333,922 for the nine-month period ended September 30, 2008.

Net cash used in investing activities was $709,506 during the nine-month period ended September 30, 2009, mainly representing net purchases of property and equipment. This compares to net cash used in investing activities of $218,208 for the nine-month period ended September 30, 2008, representing net purchases of property and equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. Other than the $250,000 of automated teller machine vault cash discussed in Note # 2 “Description of Business and Summary of Significant Accounting Policies“, the vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its clients, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2010, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of September 30, 2009, the Company had 13 ATMs funded by WSFS with a vault cash outstanding balance of approximately $258,000 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2010, with a one year automatic renewal period unless one party gives 180 days notice of their intention not to renew.  As of September 30, 2009, the Company had 1,202 ATMs funded by Elan with a vault cash outstanding balance of about approximately $26,792,100.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of September 30, 2009, Nationwide had 53 branded financial partners, which funded 523 ATMs.

Working Capital

As of September 30, 2009, we had current assets of $3,920,038 and current liabilities of $5,195,600, which results in a negative working capital of $1,275,562  as compared to current assets of $2,601,095  and current liabilities of $4,100,309, which results in a negative working capital of $1,499,214  as of September 30, 2008. The ratio of current assets to current liabilities increased to 0.75 at September 30, 2009 from 0.63 at September 30, 2008. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2009.  As of September 30, 2009, we were in compliance with all applicable covenants and ratios under our credit agreement with SunTrust Bank.

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

ITEM  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 4, 2009 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of November, 2009.

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