Form 10-K
period 2009-12-31
GLOBAL AXCESS CORP
filed 2010-03-03
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).   ☐ Yes  ☒ No

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,373,696.

As of March 01, 2010, the registrant had 21,883,924 shares outstanding of the common stock ($0.001 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

TABLE OF CONTENTS

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2010. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.   Estimates of future financial results are inherently unreliable.

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

Global Axcess Corp was reorganized in 2001 by principals with backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as the leading independent provider of self-service kiosk services in the United States.  The Company’s objective is to expand through internal growth and through the offering of enhanced self-service kiosk products or services.  The Company is evaluating the attractiveness of possible acquisitions, its current strategy is to grow via acquisitions and organic growth.

Business Description

The Company operates one of the United States’ largest networks of self-service kiosks. These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  Our network currently includes approximately 4,500 ATMs and DVD kiosks, principally in regional chains and individual merchant locations. Approximately 1,712 of the ATMs we operate are Company-owned (full placement), 2,644 are merchant-owned and 127 are under a service-only agreement. Our high-traffic retail locations and national footprint make us an attractive partner for regional and national financial institutions that are seeking to increase their market penetration. We provide proprietary ATM branding and processing services for approximately 53 financial institutions that have approximately 512 branded sites under contract with the Company nationwide.  We provide network processing for an average of approximately 1.4 million ATM financial transactions per month.

Additional Company Information

General information about us can be found at http://www.globalaxcess.biz. We file annual, quarterly, and other reports as well as other information with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request a copy of these filings at no cost by writing or telephoning us at the following address: Global Axcess Corp, Attention: Investor Relations, 7800 Belfort Parkway, Suite 165, Jacksonville, Florida 32256, (904) 280-3950. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings.

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

ATM Relationships.  We purchase our ATMs primarily from Hyosung (America), Inc and Triton Systems. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment.

Merchant Customers.  We have contracts with national and regional merchants and with numerous independent store operators. The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms for contracts currently in place typically include:

•	an initial term of at least five to seven years;

•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

•	a requirement that the merchant provide a highly visible space for the ATM and signage;

•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs; and

•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones.

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

Nationwide Ntertainment Services, Inc.

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during fiscal 2009, is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores. Our DVD kiosks, through our brand InstaFlix,  serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Revenues generated from our DVD rental kiosks were immaterial to our fiscal 2009 results.

Revenue Sources

Transaction Fees.  Our revenue is recurring in nature and principally derived from two types of feesthat we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in many cases, we receive a surcharge/convenience fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See the “Overview” section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Surcharge/Convenience Fees.  In April 1996, national debit and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge/convenience fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge/convenience fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge/convenience fees would have a material adverse effect on our financial results. See "Government and Industry Regulation - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge/convenience fees on cash withdrawals from ATMs.

ATM Network Management Services.  In addition to revenues derived from interchange and surcharge/convenience fees, we also derive revenues from providing ATM network management services to banks and other third-party owners of ATMs included in our ATM network. These services include 24-hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases dispatch of field service personnel for necessary service calls, and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network.  See the “Overview” section in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality.  We have traditionally experienced higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States.  However, during 2009 lower vacation travel and the slower economy reduced the positive seasonal impact.

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

Expanding our existing customer base.  We believe our experience combined with our dedication to enhance our existing customer relationships will enable us to expand our customer base.  We believe in creating loyal customers by providing a superior experience at a great value. We are committed to providing “hassle-free” consistent products and services based on standards-based technology and processes, and outperforming the competition with value and a superior customer experience, particularly in the financial services markets.

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

Our Strengths

Leading Market Position.  We operate one of the largest networks of ATMs in the United States. Our network currently includes approximately 4,483 ATMs located throughout the United States. Our size and diversity of products and services give us significant economies of scale and the ability to provide attractive and efficient solutions to national, regional and local financial institutions and retailers.

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

Fiscal Year 2009 and Recent Developments in Our Company

To improve our revenues and cost structure, during 2009 we:

•	Increased the surcharge at a number of the Company’s owned ATMs;

•	Closed a financing agreement with SunTrust Bank, extending a $5 million line of credit to the Company at a fixed interest rate of 6.99%, thereby satisfying 9% loans with Wachovia Bank and CAMOFI;

•
Refinanced $1.2 million in 9% debenture notes due in October 2010, reducing the Company's working capital requirements for 2010 by extending the maturity date of the notes by 15 months without any pre-payment penalty. As a result of the refinancing, Global Axcess expects approximately $40,000 in 2010 interest savings due to the lower interest rate of the loan.  Additionally, there will be the elimination of warrants for 345,000 shares of the Company's common stock which were issued in relation to these notes;

•	Improved ATM uptime rates on company-owned machines to an average of over 99.0%;

•	Renewed a major client's placement contract for five years;

•	Renewed the contract of a major distributor for five years;

•	Closed a bank branding deal on select ATMs in Texas;

•	Renewed an existing financial institution outsourcing deal on ATMs;

•	Signed new, four-year contract valued at almost $100,000 per year, with a convenience store chain that will cover processing for a total of 50 ATMs when complete;

•	Closed two new ATM placement deals for a combined 61 new ATMs;

•	Expanded an existing client relationship by 65 new placement ATMs;

•
Signed a three-year, $750,000 annual contract, with a national grocery chain that has 400 locations nationwide. Under this new contract, the Company will install, maintain and conduct transaction processing for ATMs in 51 of their retail outlets;

•	Signed a five-year, $550,000 annual contract, with a regional convenience store chain in the Southeastern United States for ATMs at 52 locations; and

•	The Company announced an expansion of its DVD initiative.

Breach of Contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores or are unable to load cash into their ATMs due to cash flow issues.  When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts.  The Company lost 26 ATM locations during 2009 as a result of breached contracts. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General.  Our network ATMs are located primarily in the south and on the east coast, and our concentration as of December 31, 2009 is in the ten states listed below:

STATE	NUMBER OF ATMs
GA	845
TX	692
NY	641
VA	580
FL	445
NC	256
NM	233
MD	136
SC	112
NJ	72

The operation of our network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATMs to be utilized by us and our customers;

•	selecting ATM locations and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

•	the sale of our Branded Cash services to local and regional banks or credit unions;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

•	processing ATM transactions;

•	supplying ATMs with cash and monitoring cash levels for re-supply;

•	monitoring ATM operations and managing the service needs of ATMs; and

•	managing the collection of fees generated by our network operations.

ATM Locations.  We believe that the profitable operation of any ATM is largely dependent upon the ATM’s location. Thus, we devote significant effort to selecting locations that we believe will generate high cardholder utilization. Additionally, we believe the availability of attractive sites is a principal factor affecting our ability to achieve further market penetration. We attempt to identify locations where pedestrian traffic is high, people need quick access to cash, and use of the ATM is convenient and secure. In addition, we believe such locations also provide a convenience to the retailer who may wish to avoid the financial exposure and added overhead of offering check-cashing services to their customers. Key target locations for our ATMs include the following:

•	grocery stores;

•	convenience stores and combination convenience stores and gas stations;

•	major regional and national retailers:

•	hotels;

•	shopping malls;

•	airports;

•	colleges;

•	amusement parks;

•	sports arenas;

•	bars/clubs;

•	theaters; and

•	bowling alleys.

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

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, seasonality and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of approximately 17,090,000 transactions in fiscal 2009 and 17,936,000 transactions on our network in fiscal 2008.

ATM transactions. During 2009, compared to 2008, the Company experienced an approximate 5% decrease in the average number of transactions and withdrawals per ATM.  The decrease in the average number of transactions from 2009 to 2008 is mainly due the loss of high volume ATMs during the year combined with fallout from current economic environment.

Acquisition Strategy

The Company is evaluating the attractiveness of possible acquisitions, its current strategy is to grow via acquisitions and organic growth.

Business Continuity Plan

The Company’s business continuity plan includes the following two main components:

•	a plan to ensure the continuous operation of the Company’s core information technology infrastructure; and

•	a plan to minimize disruption of the remainder of its business functions.

Information Technology Infrastructure

The Company hosts its IT infrastructure at Peak 10, the largest independent data center operator and managed services provider in the United States, to utilize Peak 10’s managed collocation, communications, and security services out of its Jacksonville, Florida data center facility.  The Company and Peak 10 maintain Universal Power Systems and diesel generators for back-up power in the event of temporary and extended power outages.  In the event of a longer-term business interruption, our Business Continuity Plan directs the process by which all core IT infrastructure needs are re-routed to the Company’s back-up site at SunGard Availability Services (“SunGard”), an international leader in business continuity services.  The Company’s back-up site is located in Carlstadt, New Jersey.

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

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the Company including Access To Money, Payment Alliance International and Cardtronics, Inc. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

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

In April 1996, national debit and credit card organizations changed the rules applicable to their members to permit the imposition of surcharge/convenience fees.  Since that time, we have experienced increased competition, both from existing ATM network operators and new companies entering the industry. There can be no assurance that we will compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

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

Vault Cash

Currently, we rent cash (“vault cash”) for 1,200 of our ATMs through agreements with various banks, which are located throughout the United States.  The vault cash is replenished periodically based upon cash withdrawals.  In addition, our branded cash partners provide cash for 512 ATMs covered under our Branded Cash program.  For the remaining 2,644 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan, we do not supply the vault cash. See the “Liquidity and Capital Resources” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Significant Relationships

We have agreements with Food Lion and Kash n’ Karry Stores for whom approximately 677 and 104 ATMs, respectively, have been installed at their locations as of December 31, 2009. Both of these agreements were extended in September 2003 to run through April 2011 and are set to automatically renew, unless terminated 60 days prior to their termination dates. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. Currently, there is no such breach or circumstance.  The aggregate revenues from Food Lion and Kash n’ Karry Stores accounted for approximately 22.8% and 4.0% of our revenues from continuing operations in fiscal year 2009, respectively.

Government and Industry Regulation

Our business is generally not subject to significant government regulation, although we are subject to certain industry regulations. Our failure to comply with applicable regulations could result in restrictions on our ability to provide our services.

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

Electronic Funds Transfer Act.  The United States Electronic Funds Transfer Act, commonly known as “Regulation E”, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators that impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs provide both types of notification.

Americans with Disabilities Act.  The Americans with Disabilities Act (“ADA”) includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacturing of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations.  Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

Rehabilitation Act. On December 1, 2006, a United States District Court judge ruled that the United States’ currencies violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Under the current ruling, the United States Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Department of Justice filed an appeal with the United States Court of Appeals for the District of Columbia Circuit requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, we, along with other participants in the ATM industry, may be forced to incur significant costs to upgrade current machines’ hardware and software components.

Anti-fraud Initiatives. Because of reported instances of fraudulent use of ATMs, legislation was passed  that requires state or federal licensing and background checks of ATM operators. We completed the U.S. Patriot Act-mandated merchant underwriting process on all of our ATMs. Additionally, there are proposals pending in some jurisdictions, including New York and New Jersey, which would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises.  There are other jurisdictions that currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

Electronic Financial Transactions Network Regulations. Electronic Financial Transactions Networks (“EFTN”) has adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in the “Triple DES” section below, we needed to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in compliance with the regulations that are currently in effect and, if any deficiencies were discovered, we would be able to correct them before they had a material adverse impact on our business.

Encrypting Pin Pad and Triple-Data Encryption Standards.  Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as Encrypting Pin Pad (“EPP”) and the Triple Data Encryption Standard (“Triple-DES”).  In 2005, we adopted a policy that any new ATMs we acquire from a manufacturer must be both EPP and Triple-DES compliant. As of December 31, 2007, we had substantially completed our Triple-DES upgrade efforts related to our Company-owned and merchant-owned machines, and all of our machines were EPP compliant.

Network Regulations.  National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2009, the Company had 48 full-time employees working in the following entities:

Global Axcess Corp	3
Nationwide Ntertainment Services, Inc.	1
Nationwide Money Services, Inc.	44
48

Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for the operation of our network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced work stoppages and consider our employee relations to be good.

ITEM 1A.           RISK FACTORS

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to cause, actual results to differ materially from expectations. We caution all readers to pay particular attention to the descriptions of risks and uncertainties described below, in other sections of this report and in our other filings with the SEC.

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

•
competition, which can result in over-served markets, pressure to reduce existing fee structures and increase sales discounts to merchants, and reduced opportunities to secure merchant or other placements of our machines;

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

Additionally, the growth in the use of surcharge-free ATM networks by consumers may reduce the number of cash withdrawals from our ATMs and may adversely affect our revenues from surcharge/convenience fees. A continued increase in surcharge-free ATM networks could have a material adverse effect on our business, results of operations and financial condition.

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

•	Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees;

•	Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

•	Our ability to expand our ATM based business;

•	The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our ATM expansion plans;

•	Our ability to maintain our existing relationships with Food Lion and Kash n’ Karry;

•	Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates;

•	The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

•	Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

•	Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

•	Our entrance into the DVD kiosk business could be cash dilutive;

•	Our entrance into the DVD kiosk business could contribute negative earnings;

Our DVD services business has a very limited operating history and faces many of the risks inherent to a new business. Redbox, the largest player in the DVD services business, incurred a net operating loss each year since it began operations in 2002 through 2007. As a result of its limited operating history, it is difficult to accurately forecast our potential revenue and operating results from our new DVD kiosk business. If we are unable to attract customers to our DVD rental kiosks, our operations and financial condition will be adversely affected. Because of our limited operating history in this business line and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to achieve and maintain adequate internal controls, in an industry that is relatively new and complex, could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K filed with the SEC. Our independent auditors are not required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting until fiscal 2010. Our management is also required to report on the effectiveness of our disclosure controls and procedures.   Any material weakness and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on our business, financial condition or results of operations. Further, if we do not remediate any material weakness, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, we could fail to timely meet our regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on our business, financial condition or results of operations.

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

New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service. The Americans with Disabilities Act (“ADA”) includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacturing of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations.  No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.

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

Our ATM revenues depend to a significant extent upon the transaction fees we receive through EFTNs. If one or more of the EFTNs in which we participate reduces the transaction fees it pays to us, and we are unable to route transactions to other EFTNs to replace them, our ATM revenues would be reduced. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to, whenever possible, move transactions through EFTNs whose interchange rates are higher than those paid by the Visa/Plus EFTN.

Risks Relating to Our Common Stock

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Since January 2001, our common stock has traded as high as $13.75 and as low as $0.10 per share (after giving effect to the 1-for-5 reverse stock split of our common stock that occurred on April 28, 2005). Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenues and operating results;

•	litigation against the Company;

•	announcements of product releases or new services by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors.

There is no assurance that the price of our common stock will not continue to be volatile in the future.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future. As of February 15, 2010, approximately 5.6 million or 25.5% of registered securities are beneficially owned by 4 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock.  This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock.

We do not plan to declare dividends on our common stock. We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with SunTrust Bank, are prohibited from doing so.

Risk Relating to Our Operating Results

Our business is subject to numerous factors affecting our operating results. In addition to the risk factors discussed above, our operating results may be affected by:

We have an operating history which may not be an indicator of our future results. As a result of our operating history, our plan for growth, and the increasingly competitive nature of the markets in which we operate, our historical financial data may not be a good indicator of our future revenues and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenues, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

If we incur operating losses, we may be unable to continue our current operations. We incurred significant operating losses during the two fiscal years of 2005 and 2006. Even though we reported net income during fiscal year 2007 through fiscal 2009, we have reported an accumulated deficit of $7.6 million as of December 31, 2009. If we incur operating losses in the future, we may be unable to continue our current operations. Our future profitability depends on our ability to retain current customers, obtain new customers, respond to competition, introduce new products and services, and successfully market and support our products. We cannot assure that this will be achieved.

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

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. In November 2001, we entered into new contracts with Food Lion and its affiliated company, Kash n’ Karry.  These contracts replaced a prior agreement with Food Lion that expired in September 2001. The new contracts were for a five-year term and included approximately 550 sites then operating, plus an additional 400 sites that we began servicing in September 2001. During fiscal year 2003, we renegotiated these contracts to extend the term to April 2011, and as of December 31, 2009, we have in service approximately 781 ATM sites. The sites maintained by Food Lion and Kash n’ Karry constitute approximately 17.4% of our total sites and approximately 26.8% of our total revenues. Historically, these sites have generated average revenue per site in excess of other sites. The loss of, or any further reduction in business from, this major customer could have a material adverse impact on our working capital and future results of operations.

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

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $12.0 million, or 55.7%, of our revenues from continuing operations in fiscal 2009. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and results of operations.  There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through by increasing surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and results of operations.

If banks decrease the surcharge/convenience fees they charge, we may need to reduce the surcharge/convenience fees we charge.  While we experience competition from independent ATM companies, our principal competition comes from national and regional banks.  Should these national and regional banks decrease the surcharge/convenience fees they charge, in order to remain competitive, we may also need to reduce the surcharge/convenience fees we charge, which may adversely affect our revenues.

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

If our computer network and data centers were to suffer a significant interruption, our business and customer reputation could be adversely impacted and result in a loss of customers. Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and third party data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we and the third party data centers have taken steps to prevent a system failure, we cannot be certain that the measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

We do not own any real property.  The following table sets forth certain information about our leased properties as of December 31, 2009.

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

ITEM 4.          [REMOVED AND RESERVED]

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range

On April 28, 2005, the Company completed a one-for-five reverse split of its common shares outstanding as of that date at which time our trading symbol changed from “GLXS” to “GAXC.”  Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC." As of March 1, 2009, there were 21,931,786 shares of the Company’s common stock ($0.001 par value) issued and 21,883,924 shares outstanding.

We are currently authorized to issue a total of 45,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value). The Company does not currently have any shares of its preferred stock outstanding.  The following table sets forth the high and low sales price per share of our common stock (as adjusted for the one-for-five reverse split that occurred on April 28, 2005).  The quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Price Range

	High	Low
Fiscal 2010:
First Quarter through February 24th	$1.06	0.85

Fiscal 2009:
First Quarter	$0.22	0.10
Second Quarter	0.44	0.20
Third Quarter	0.99	0.40
Fourth Quarter	0.90	0.58
Fiscal Year	0.99	0.10

Fiscal 2008:
First Quarter	$0.31	0.20
Second Quarter	0.30	0.23
Third Quarter	0.30	0.24
Fourth Quarter	0.26	0.11
Fiscal Year	0.31	0.11

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

Shareholders

On March 1, 2010, there were 232 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities authorized for issuance under equity compensation plans

As of December 31, 2009, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders
Stock Options	2,889,700	$0.40	193,427
Warrants	365,000	$0.59	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,254,700	$0.42	193.427

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our peer group (described below) for the five years ended December 31, 2009, assuming an initial investment of $100 and the reinvestment of all dividends.

Our current peer group consists of the following: Cardtronics Inc. and Access to Money.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Global Axcess Corp	$100.00	$305.56	$102.78	$94.44	$36.11	$247.22
Current Peer Group	$278.19	$87.34	$25.09	$52.64	$8.88	$73.09
NADSAQ	$108.59	$110.08	$120.56	$132.39	$78.72	$113.27

ITEM 6.                 SELECTED FINANCIAL DATA

Summary Statement of Operations Data
	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except gross profit percentage and per share data)

Revenues	$21,495	$22,171	$21,751	$21,437	$19,526
Gross profit	10,178	9,823	9,045	9,032	8,004
Gross profit %	47.4%	44.3%	41.6%	42.1%	41.0%
Operating income (loss) from continuing operations	2,655	2,193	1,511	(3,510)	1,284
Net Income (loss) from continuing operations	$2,813	$1,170	$256	$(4,588)	$550
Income (loss) from discontinued operations	$-	$-	$175	$(276)	$(1,273)
Net Income (loss)	$2,813	$1,170	$431	$(4,864)	$(723)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.13	$0.06	$0.01	$(0.22)	$0.03
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.01)	$(0.07)
Net Income (loss) per common share	$0.13	$0.06	$0.02	$(0.23)	$(0.04)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.12	$0.06	$0.01	$(0.22)	$0.03
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.01)	$(0.07)
Net Income (loss) per common share	$0.12	$0.06	$0.02	$(0.23)	$(0.04)

Weighted average common shares outstanding:	(**As adjusted for the one-for-five reverse split that occurred on April 28, 2005)
Basic	21,654,554	20,973,924	20,988,348	20,996,013	18,858,947 **
Diluted	22,845,241	20,973,924	20,988,348	20,996,013	19,416,107 **

Summary Balance Sheet Data
	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Total current assets	$4,412	$3,466	$1,842	$2,797	$5,081
Total assets	26,117	23,648	24,001	26,091	31,638
Total current liabilities	5,776	3,938	4,968	6,343	6,049
Total liabilities	9,551	10,184	11,866	14,462	15,068
Working Capital	(1,364)	(472)	(3,127)	(3,546)	(969)
Total stockholders' equity	16,566	13,464	12,134	11,629	16,570

Cash and cash equivalents	$2,008	$1,561	$540	$754	$2,358
Resticted cash	800	-	-	-	-
Total cash, cash equivalents and restricted cash	$2,808	$1,561	$540	$754	$2,358

Short-term and long-term debt	$6,317	$7,381	$8,505	$10,070	$10,802
Warrant valuation discounts	-	307	473	639	807
Total debt	$6,317	$7,688	$8,978	$10,709	$11,609

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2010. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, which are the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and, to some extent, from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to $2.50 per transaction. We do not receive any portion of these service fees.

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

We compete in a fragmented industry, in which no one firm has a significant market share and can strongly influence the industry outcome.  Our industry is populated by a large number of financial institutions and Independent Sales Organizations (“ISOs”) which deploy ATMs.  Our industry is also characterized by essentially undifferentiated services.

There are underlying economic causes as to why our industry is fragmented.  For example:

•	Low overall entry barriers;

•	Absence of national economies of scale;

•	Seasonal and geographic volume fluctuations;

•	The need for local presence in some market segments; and

•	The need for low overhead.

Additionally, our industry is showing increasing signs of being an industry in decline.  Reasons for this market decline include:

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

	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues	52.6%	55.7%	58.4%
Gross profit	47.4%	44.3%	41.6%

Depreciation expense	5.5%	6.4%	7.1%
Amortization of intangible merchant contracts	3.7%	3.5%	3.3%
Selling, general and administrative	25.3%	23.9%	24.3%
Impairment of notes receivable	0.0%	0.0%	0.0%
Recovery of bad debts	0.0%	0.0%	(0.5)%
Stock compensation expense	0.6%	0.7%	0.4%
Total operating expenses	35.1%	34.5%	34.6%
Operating income from continuing operations before items shown below	12.3%	9.8%	7.0%

Interest expense, net	(3.0)%	(4.7)%	(5.7)%
Gain on disposal of assets	0.0%	0.1%	(0.1)%
Loss on early extinguishment of debt	(2.2)%	0.0%	0.0%
Income tax benefit	5.9%	0.0%	0.0%
Income from continuing operations	13.1%	5.3%	1.2%
Income from discontinued operations	0.0%	0.0%	0.8%
Net income	13.1%	5.3%	2.0%
EBITDA (1)	19.3%	19.8%	17.2%

(1) See “—EBITDA” below.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

Revenues

Our revenues from continuing operations decreased 3.0% to $21,494,867  for the fiscal year ended December 31, 2009 ("fiscal 2009") from $22,171,072 for the fiscal year ended December 31, 2008 ("fiscal 2008").  This decrease was partly due to lower transaction volumes resulting from a lost distributor’s client account whose 90 terminals contributed significant transactions and revenue yet contributed only several thousand dollars a month in gross profit.  Additionally, lower transaction volumes were experienced during the summer months of 2009.  The Company typically sees an increase in transaction activity during the summer months, but lower vacation travel and the slower economy reduced the positive seasonal impact.

Cost of Revenues

Our total cost of revenues from continuing operations decreased by approximately 8.4% to $11,316,919  in fiscal 2009 from $12,347,991 in fiscal 2008.  Total cost of revenues as a percentage of revenues from continuing operations was approximately 52.6% in fiscal 2009 and 55.7% in fiscal 2008.  The principal components of cost of revenues are merchant and distributor commissions, cost of cash, cash replenishment, maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  The decrease in cost of revenues period over period was achieved mainly due to lower fuel charges resulting in lower first line and second line maintenance costs, and lower interest rates which resulted in lower cash costs for fiscal 2009.

Gross Profit

Gross profit from continuing operations as a percentage of revenues was approximately 47.4% in fiscal 2009 and approximately 44.3% in fiscal 2008. The increased gross profit and gross profit percentage for the fiscal year ended December 31, 2009 versus the same period in 2008 was mainly attributable to the decreased costs discussed above.

Operating Expenses

Our total operating expenses from continuing operations decreased to $7,522,912, or approximately 35.1% of revenues, in fiscal 2009 from $7,630,429, or approximately 34.5% of revenues in fiscal 2008. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of notes receivable, recovery of bad debts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the year ended	For the year ended	2008 to 2009	2008 to 2009
	December 31, 2009	December 31, 2008	$ Change	% Change

Depreciation expense	$1,178,927	$1,411,360	$(232,433)	(16.5)%
Amortization of intangible merchant contracts	786,173	770,270	15,903	2.1%
Selling, general and administrative	5,437,624	5,288,959	148,665	2.8%
Stock compensation expense	120,188	159,840	(39,652)	(24.8)%
Total operating expenses	$7,522,912	$7,630,429	$(107,517)	(1.4)%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from continuing operations decreased in fiscal 2009 to $1,178,927 from $1,411,360 in fiscal 2008.  This decrease in depreciation expense was mainly due to depreciation savings resulting from refinancing several fair market value capital leases to bargain price capital leases at the end of the second quarter of fiscal 2008.  This refinancing requires the Company to depreciate the assets covered under the respective leases over a longer period of time thus reducing depreciation expense during 2009.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased in fiscal 2009 to $786,173 from $770,270 in fiscal 2008.  The increase in amortization expense was mainly due to the additional amortization from the capitalized merchant contracts relating to newly acquired business in fiscal 2009.

The Company amortized $0 and $103,884 of developed software in fiscal years 2009 and 2008, respectively.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #7 “Intangible Assets and Merchant Contracts,” regarding the amortization of intangible merchant contracts.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from continuing operations increased to $5,437,624 in fiscal 2009 from $5,288,959 in fiscal 2008.  SG&A expenses represented 25.3% of revenues for the year ended December 31, 2009 compared to 23.9% of revenues for the year ended December 31, 2008.  The increase in SG&A expenses for fiscal 2009 was mainly due to expenses incurred in connection with our DVD rental kiosk initiative, the hiring of an investor relations firm to promote the company’s stock, and the hiring of an investment banking firm to evaluate possible merger and acquisitions.

Stock Compensation Expense

In fiscal 2009, we recorded stock compensation expenses of $120,188 mainly relating to executive stock option grants (see Financial Footnotes #1 “Description of Business and Basis of Presentation,” #2 “Summary of Significant Accounting Policies” and # 18 “Stock Options and Warrants”) during fiscal years 2007, 2008 and 2009.  During the fiscal year ended December 31, 2008 we recorded stock compensation expenses of $159,840.

Interest Expense

Interest expense from continuing operations decreased to $645,758, or 3.0% of revenues, for the fiscal year ended December 31, 2009 compared to $1,046,287, or 4.7% of revenues, in fiscal 2008. The decrease was mainly due to the Company refinancing its senior debt from interest rates of 9.0% to 6.99% combined with decreased debt balances in fiscal 2009 as compared to the debt balances in fiscal 2008. During the fiscal period ended December 31, 2009, we recorded interest income of $7,921 relating to the change in fair value of an interest rate swap agreement we entered into with our former senior lender.  The interest rate swap had not been designated as a hedging instrument and our policy is to record the change in fair value as an increase or decrease to interest expense in our consolidated statements of income.  During the fiscal period ended December 31, 2008 we recorded interest expense of $40,985 relating to the interest rate swap agreement.

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008

Interest expense, net	$595,692	$880,299
Accretion of discount on notes payable	50,066	165,988
Total Interest expense, net	$645,758	$1,046,287

Gain on Sale or Disposal of Assets

In fiscal 2008, we recorded a gain on disposal of certain ATM assets of $23,872.  This gain related to insurance proceeds from a warehouse flood in Texas during the summer of 2008.

Loss on early extinguishment of debt

During the fiscal 2009, we recorded non-cash expenses of $474,960 relating to the payoff of debt balances with two senior lenders and related parties notes.  See Financial Footnote #21 “Loss on Early Extinguishment of Debt” for detail of these charges.

Income Tax Benefit

The income tax benefit from continuing operations was $1,278,888 for fiscal year 2009 due to the reversal of a portion of the valuation allowance as the Company expects to utilize the net operating losses against future taxable income, and $0 for 2008.  At December 31, 2009, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $22.7 million available.  The NOL is due to expire during fiscal years 2010-2028.

As of December 31, 2009, 2008 and 2007, the Company’s gross deferred tax assets are reduced by a valuation allowance of $3,856,880, $4,946,030 and $5,413,703, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at December 31, 2009 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the  amortization and depreciation losses from the projected acquisition assets.  During 2009, the Company reduced the valuation allowance related to the remaining deferred tax assets by approximately $1,100,000.  This reduction reflects the Company’s expectation that it is more than likely than not that it will generate future taxable income to utilize this amount of net deferred tax assets. While management’s projection of future taxable income for the foreseeable future does not provide sufficient positive evidence that the entire balance of valuation allowance should be eliminated (as previously mentioned), management does believe it is more likely than not this $1,100,000 reduction in valuation allowance is substantiated by its projection of future taxable income. The benefit from this reduction was recorded as income tax benefit in the accompanying statement of income.

Net Income

We had net income of $2,813,206 during the fiscal year ended December 31, 2009 compared to net income of $1,170,237 for the fiscal year ended December 31, 2008.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA for each period included herein:

	For the Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Net income from continuing operations	$2,813,206	$1,170,237	$255,507
Income tax benefit	(1,278,888)	-	-
Interest expense, net	645,758	1,046,287	1,232,661
Depreciation expense	1,178,927	1,411,360	1,536,616
Amortization of intangible merchant contracts	786,173	770,270	725,935
EBITDA from continuing operations	$4,145,176	$4,398,154	$3,750,719

Our EBITDA from continuing operations decreased to $4,145,176 for fiscal 2009 from $4,398,154 for fiscal 2008. EBITDA from continuing operations as a percentage of revenues decreased to 19.3% for fiscal 2009 from 19.8% for fiscal 2008.  The decrease in EBITDA from continuing operations was due to the loss on early extinguishment of debt charges of $474,960 recorded during fiscal 2009.  See Financial Footnote #21 “Loss on Early Extinguishment of Debt” for details of the amounts charged to loss on early extinguishment of debt charges incurred during fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for each period included herein:

	For the Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Net income from continuing operations	$2,813,206	$1,170,237	$255,507
Income tax benefit	(1,278,888)	-	-
Interest expense, net	645,758	1,046,287	1,232,661
Depreciation expense	1,178,927	1,411,360	1,536,616
Amortization of intangible merchant contracts	786,173	770,270	725,935
Stock compensation expense	120,188	159,840	87,181
Loss on early extinguishment of debt	474,960	-	-
Adjusted EBITDA	$4,740,324	$4,557,994	$3,837,900

Our Adjusted EBITDA from continuing operations increased to $4,740,324 for fiscal 2009 from $4,557,994 for fiscal 2008. Adjusted EBITDA from continuing operations as a percentage of revenues increased to 22.1% for fiscal 2009 from 20.6% for fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	For the year ended	For the year ended	2008 to 2009	2008 to 2009
	December 31, 2009	December 31, 2008	$ Change	% Change

Net cash provided by operating activities	$4,444,097	$2,979,341	$1,464,756	49.2%
Net cash used in investing activities	(1,172,154)	(261,381)	(910,773)	348.4%
Net cash used in financing activities	(2,824,993)	(1,697,211)	(1,127,782)	66.4%
Increase in cash	$446,950	$1,020,749	$(573,799)

Operating Activities

During fiscal 2009, we funded our continuing operations through operating activities. Net cash provided by continuing operating activities amounted to $4,444,097 as compared to $2,979,341 during fiscal 2008, an increase of 49.2%.

Investing Activities

Net cash used in investing activities from continuing operations for fiscal 2009 was $1,172,154.  The increase from the $261,381 used for fiscal 2008 was due to the ATM purchases associated with new contracts signed in 2009 and was also due to DVD rental kiosk purchases associated with Company’s DVD rental kiosks initiative.

Financing Activities

Net cash used in financing activities for continuing operations for fiscal 2009 amounted to $2,824,993, mainly relating to principal payments on senior lenders’ notes payable and capital lease obligations and depositing $800,000 into a restricted cash deposit account with SunTrust Bank per the credit and security agreement signed on March 27, 2009.

Working Capital

As of December 31, 2009, the Company had current assets of $4,411,839 and current liabilities of $5,775,913, which results in negative working capital of $1,364,074.  This compares to a working capital deficit of $471,787 that existed at December 31, 2008.  During fiscal 2009, the Company refinanced debt through notes with SunTrust Bank (see Financial Footnote # 11 “Senior Lenders’ Notes Payable”.)  The refinancing of this debt eliminated the CAMOFI Master and Wachovia Bank loans and eliminated the balloon payments for this debt. As a result of the new financing, the amortization of these loans was not reflected in the balance sheet last year, hence 2009 working capital shows a greater deficit.  Despite the negative working capital, we believe that if we achieve our 2010 business plan, we will have sufficient working capital to meet our current obligations during 2010.  However, we do anticipate the need to raise capital lease financing to meet our capital needs of approximately $2,500,000 to expand our ATM and DVD kiosk portfolio and fund new back office equipment during 2010.

Additional Funding Sources

We are continuing our efforts to raise additional capital lease financing.  We estimate the Company will require approximately $2,500,000 of new lease financing to fund new purchases of ATMs, DVD kiosks and back office equipment.  We currently have lease and bank lines available for these new purchases.

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society. Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2010, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of December 31, 2009, the Company had 11 ATMs funded by WSFS with a vault cash outstanding balance of approximately $215,000 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2010, with a one year automatic renewal period unless one party gives 180 days notice of their intention not to renew.  As of December 31, 2009, the Company had 1,316 ATMs funded by Elan with a vault cash outstanding balance of about approximately $27,310,130.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of December 31, 2009, Nationwide had 53 branded financial partners, which funded 512 ATMs.

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

We anticipate that our capital expenditures for fiscal 2010 will total approximately $2,500,000, primarily for the acquisition of ATMs and DVD rental kiosks and related installation costs. We lease our kiosks under capital lease agreements that expire in 2012 and provide for lease payments at interest rates averaging approximately 9.8% per annum. In 2009, we acquired approximately $663,500 of new lease financing for ATMs.  Also, we acquired approximately $69,900 of auto financing for two trucks for our technicians.  See Financial Footnote #12 “Capital Lease Obligations” to our consolidated financial statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$118,005	$36,000	$36,000	$46,005
Notes payable (*)	112,509	27,601	27,601	57,307
Senior lender notes (*)	5,600,265	2,107,837	1,988,140	1,504,288
Capital lease obligations (*)	1,087,972	736,806	314,178	36,988
Operating leases	321,491	124,787	114,794	81,910

Total contractual cash obligations	$7,240,242	$3,033,031	$2,480,713	$1,726,498

(*) Includes interest in future periods

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions that are used for, but not limited to, the accounting for allowance for doubtful accounts, depreciation and amortization, fixed assets, goodwill and intangible asset impairments, stock-based compensation, restructurings and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies

We recognize revenues as ATM card holders use ATMs or as services are rendered to customers.  Revenues are adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is our policy to book as revenue all surcharge and interchange fees we receive and have earned based on contracts, whether for company-owned ATMs or for those we manage. In the case of managed ATMs, the Company then books as commission expense all monies paid to the owners of the ATMs. Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed mostly range from $1.50 to $2.75 based upon a cash withdrawal transaction from the ATM terminals.

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

DVD revenue is recognized during the term of a customer’s rental transaction or purchase, and is recorded net of applicable sales taxes.

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

Fixed assets

ATM and computer equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require significant judgment.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of GAAP, using the modified-prospective-transition method which required us to recognize compensation expense on a prospective basis. GAAP requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The stock based compensation expense is included in operating expenses in the consolidated statements of income.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment under GAAP.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the estimated sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Deferred Income Tax Assets

The Company had net deferred tax assets of approximately $1,682,466 at December 31, 2009. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred income tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company has had taxable income for the last three years and believes a portion of its net deferred income tax assets at December 31, 2009, are realizable. If future operating results generate taxable losses, it may be necessary to increase valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Recent Accounting Pronouncements

See Financial Footnotes #2 “Summary of Significant Accounting Policies” regarding the impact of recently issued accounting pronouncements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Inflation and Changing Prices. Our results of operations were impacted by decreasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses.  We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheet. During 2009, amounts we accessed each month ranged from $23 million to $28 million and we paid cash fees for the fiscal year totaling approximately $515 thousand for use of the cash. During 2008, amounts we accessed each month ranged from $19.0 million to $23.0 million and we paid cash fees totaling approximately $800 thousand for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our gross profit would decline by approximately $200,000 on a pre-tax basis for 2009 and 2008.   If such rates were to decrease by 100 basis points, our gross profit would increase by approximately $200,000.

Interest Rate Impact. We paid an average interest rate of approximately 2.04% for our vault cash fees in fiscal 2009 compared to an average interest rate of 3.94% in fiscal 2008.   Specific to this decrease in interest rates, our gross profit increased in fiscal 2009 by approximately $285,000.

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

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the Company, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in “Internal Control-Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2009 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.           EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)             INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001(incorporated by reference to form 10-KSB filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

4.1	Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.2	Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.3	Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.4	Subsidiary Guarantee dated October 27, 2005 (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

4.5	Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (incorporated by reference to Form 8-K filed with the SEC on November 1, 2005).

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (incorporated by reference to form 10KSB filed with the SEC on April 16, 2002).

10.2
Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (incorporated by reference to Form 8-K filed with the SEC on December 20, 2005).

10.3	Cash Provisioning Agreement, dated November 24, 2006, by and between Genpass Technologies, LLC and Nationwide Money Services, Inc. (incorporated by reference to Form 8-K filed February 1, 2007).

10.4	Office Lease with Surburban Owner LLC (incorporated by reference to Form 8-K filed March 27, 2007).

10.5	Net Enterprise Value Special Transaction Plan (incorporated by reference to Form 8-K filed June 14, 2007) (Management compensation plan or arrangement).

10.6
Shareholder Agreement with Industrial Electronic Investments Limited for sale of Cash Axcess Corporations (Proprietary) Limited (incorporated by reference to Form 8-K filed with the SEC on October 17, 2006).

10.7	Separation Agreement and Release by and between the Company and Michael Dodak (incorporated by reference to Form 8-K filed October 11, 2006).

Exhibit Number	Exhibit Description
10.8	Separation Agreement and Release by and between the Company and David Fann (incorporated by reference to Form 8-K filed October 11, 2006).

10.9	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 8-K filed July 2, 2008) (Management compensation plan or arrangement).

10.10	Director Compensation Arrangements (incorporated by reference to Form 10-Q filed August 7, 2008) (Management compensation plan or arrangement).

10.11	Settlement Agreement, effective as of August 12, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed August 18, 2008).

10.12	First Modification to Settlement Agreement, dated November 6, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed November 10, 2008).

10.13	2002 Stock Incentive Plan (incorporated by reference to Form S-8 filed December 10, 2003).

10.14	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to Form 10-K filed March 3, 2009).

10.15	2004 Stock Incentive Plan (incorporated by reference to Form S-8 filed June 25, 2004).

10.16	First Amendment to 2004 Stock Incentive Plan. (incorporated by reference to Form 10-K filed March 3, 2009).

10.17
Mediated Settlement Agreement, dated January 22, 2009, by and between the Company and Sidney Michael Cole (incorporated by reference to Form 10-K filed March 3, 2009) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).

10.18	Settlement Agreement, effective as of March 17, 2009, between Global Axcess Corp and CAMOFI Master LDC (incorporated by reference to Form 8-K filed March 23, 2009).

10.19	Credit and Security Agreement, dated as of March 27, 2009, by and among Global Axcess Corp and SunTrust bank (incorporated by reference to Form 8-K file March 30, 2009).

10.20	Promissory Note, dated March 27, 2009, issued by Global Axcess Corp to SunTrust Bank (incorporated by reference to Form 8-K filed March 30, 2009).

10.21	Credit and Security Agreement, dated as of December 23, 2009, by and among Global Axcess Corp and SunTrust Bank (incorporated by reference to Form 8-K filed December 30, 2009).

10.22	Promissory Note, dated December 23, 2009, issued by Global Axcess Corp to SunTrust Bank (incorporated by reference to Form 8-K filed December 30, 2009).

10.23	Loan and Security Agreement, dated December 29, 2009, by Global Axcess Corp to Proficio Bank (incorporated by reference to Form 8-K filed December 30, 2009).

10.24	Master Non-Revolving Line of Credit Note, dated December 29, 2009, issued by Global Axcess Corp to Proficio Bank (incorporated by reference to Form 8-K filed December 30, 2009).

Exhibit Number	Exhibit Description
21.1	List of Subsidiaries: Nationwide Money Services, Inc., a Nevada corporation Nationwide Ntertainment Services, Inc., a Nevada corporation EFT Integration, Inc., a Florida corporation

23.1	Consent of Kirkland, Russ, Murphy & Tapp, P.A.

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of March 2, 2010 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2010.

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

We have audited the accompanying consolidated balance sheets of Global Axcess Corp and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIRKLAND, RUSS, MURPHY & TAPP, P.A.
Certified Public Accountants
Clearwater, Florida
March 2, 2010

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$2,007,860	$1,560,910
Automated teller machine vault cash	250,000	-
Accounts receivable, net of allowance of $12,616 in 2009 and $9,799 in 2008	845,000	848,373
Inventory, net of allowance for obsolescence of $94,572 in 2009 and $54,033 in 2008	308,031	276,731
Deferred tax asset - current	868,848	615,332
Prepaid expenses and other current assets	132,100	164,968
Total current assets	4,411,839	3,466,314

Fixed assets, net	5,299,661	4,723,138

Other assets
Merchant contracts, net	10,665,613	11,331,126
Intangible assets, net	4,095,911	4,118,426
Deferred tax asset - non-current	813,618	-
Restricted cash	800,000	-
Other assets	30,307	9,232

Total assets	$26,116,949	$23,648,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,983,583	$2,527,396
Automated teller machine vault cash payable	250,000	-
Notes payable - related parties - current portion, net	26,722	24,010
Notes payable - current portion	19,803	-
Senior lenders' notes payable - current portion, net	1,828,572	606,705
Capital lease obligations - current portion	667,233	779,990
Total current liabilities	5,775,913	3,938,101

Long-term liabilities
Notes payable - related parties - long-term portion, net	72,690	1,304,595
Notes payable - long-term portion	73,120	-
Senior lenders' notes payable - long-term portion, net	3,300,000	4,240,086
Capital lease obligations - long-term portion	329,314	425,582
Deferred tax liability- long-term portion	-	275,532
Total liabilities	9,551,037	10,183,896

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 21,931,786 and 21,021,786 shares issued and 21,883,924 and 20,973,924 shares outstanding at 12/31/09 and 12/31/08, respectively	21,932	21,022
Additional paid-in capital	22,900,880	22,613,424
Accumulated deficit	(6,344,934)	(9,158,140)
Treasury stock; 47,862 shares of common stock at cost	(11,966)	(11,966)
Total stockholders' equity	16,565,912	13,464,340
Total liabilities and stockholders' equity	$26,116,949	$23,648,236

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended December 31,
	2009	2008	2007

Revenues	$21,494,867	$22,171,072	$21,750,897

Cost of revenues	11,316,919	12,347,991	12,705,636
Gross profit	10,177,948	9,823,081	9,045,261

Operating expenses
Depreciation expense	1,178,927	1,411,360	1,536,616
Amortization of intangible merchant contracts	786,173	770,270	725,935
Selling, general and administrative	5,437,624	5,288,959	5,279,101
Impairment of notes receivable	-	-	5,743
Recovery of bad debts	-	-	(100,000)
Stock compensation expense	120,188	159,840	87,181
Total operating expenses	7,522,912	7,630,429	7,534,576
Operating income from continuing operations before items shown below	2,655,036	2,192,652	1,510,685

Interest expense, net	(645,758)	(1,046,287)	(1,232,661)
Gain (loss) on sale or disposal of assets	-	23,872	(22,517)
Loss on early extinguishment of debt	(474,960)	-	-
Income from continuing operations before income tax benefit	1,534,318	1,170,237	255,507
Income tax benefit	1,278,888	-	-
Income from continuing operations	$2,813,206	$1,170,237	$255,507
Income from discontinued operations	$-	$-	$175,000
Net Income	$2,813,206	$1,170,237	$430,507

Income per common share - basic:
Income from continuing operations	$0.13	$0.06	$0.01
Income from discontinued operations	$-	$-	$0.01
Net Income per common share	$0.13	$0.06	$0.02

Income per common share - diluted:
Income from continuing operations	$0.12	$0.06	$0.01
Income from discontinued operations	$-	$-	$0.01
Net Income per common share	$0.12	$0.06	$0.02

Weighted average common shares outstanding:
Basic	21,654,554	20,973,924	20,988,348
Diluted	22,845,241	20,973,924	20,988,348

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, December 31, 2006	21,021,786	$21,022	$22,366,403	$(10,758,884)	$-	$11,628,541

Settlement of note receivable through receipt of treasury stock (47,862 shares)	(47,862)	-	-	-	(11,966)	(11,966)

Stock compensation expense	-	-	87,181	-	-	87,181

Net income	-	-	-	430,507	-	430,507

Balances, December 31, 2007	20,973,924	$21,022	$22,453,584	$(10,328,377)	$(11,966)	$12,134,263

Stock compensation expense	-	-	159,840	-	-	159,840

Net income	-	-	-	1,170,237	-	1,170,237

Balances, December 31, 2008	20,973,924	$21,022	$22,613,424	$(9,158,140)	$(11,966)	$13,464,340

Stock compensation expense	-	-	120,188	-	-	120,188

Stock options issued to consultants in lieu of cash compensation	-	-	23,999	-	-	23,999

Stock expense relating to early extinguishment of debt	-	-	135,079	-	-	135,079

Stock warrants excercised	910,000	910	8,190	-	-	9,100

Net income	-	-	-	2,813,206	-	2,813,206

Balances, December 31, 2009	21,883,924	$21,932	$22,900,880	$(6,344,934)	$(11,966)	$16,565,912

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Income from continuing operations	$2,813,206	$1,170,237	$255,507
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	120,188	159,840	87,181
Stock options issued to consultants in lieu of cash compensation	23,999	-	-
Loss on early extinguishment of debt	474,960	-	-
Depreciation expense	1,178,927	1,411,360	1,536,616
Amortization of intangible merchant contracts	786,173	770,270	725,935
Amortization of capitalized loan fees	26,756	46,431	66,975
Allowance for doubtful accounts	2,883	(14,201)	(36,240)
Allowance for inventory obsolescence	40,539	54,033	-
Non-cash interest expense (income) on swap agreement with senior lender	(7,921)	40,985	48,551
Accretion of discount on notes payable	50,066	165,988	165,987
Impairment of notes receivable	-	-	5,743
(Gain) loss on sale or disposal of assets	-	(23,872)	22,517
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	(250,000)	-	26,220
Change in accounts receivable	490	90,457	300,491
Change in other receivable	-	-	15
Change in inventory	(112,270)	116	164,881
Change in prepaid expenses and other current assets	26,468	(23,620)	93,969
Change in other assets	(21,075)	5,907	(383)
Change in intangible assets, net	(80,734)	634	(10,635)
Change in deferred taxes	(1,342,666)	-	-
Change in accounts payable and accrued liabilities	464,108	(875,224)	(878,002)
Change in automated teller machine vault cash payable	250,000	-	(26,220)
Net cash provided by continuing operating activities	4,444,097	2,979,341	2,549,108
Discontinued operations
Net income (loss)	-	-	175,000
Adjustments to reconcile net income (loss) to net cash used in discontinued operations:
Change in deferred gain on sale of subsidiary	-	-	(175,000)
Net cash used in discontinued operating activities	-	-	-
Net cash provided by continuing operating activities	4,444,097	2,979,341	2,549,108

Cash flows from investing activities:
Proceeds from other receivable related to sale of subsidiary	-	-	175,000
Insurance proceeds on disposal of fixed assets	-	72,681	47,180
Costs of acquiring merchant contracts	(120,660)	(43,758)	(273,628)
Purchase of property and equipment	(1,051,494)	(290,304)	(869,935)
Net cash used in investing activities	(1,172,154)	(261,381)	(921,383)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,100	-	-
Proceeds from senior lenders' notes payable	6,200,000	39,028	100,000
Proceeds from notes payable	69,905	-	-
Change in restricted cash	(800,000)	-	-
Principal payments on senior lenders' notes payable	(6,171,429)	(704,177)	(658,333)
Principal payments on notes payable	(11,833)	(25,000)	(25,000)
Principal payments on notes payable - related parties	(1,248,186)	(20,695)	(18,472)
Principal payments on capital lease obligations	(872,550)	(986,367)	(1,239,603)
Net cash used in financing activities	(2,824,993)	(1,697,211)	(1,841,408)
Increase (decrease) in cash	446,950	1,020,749	(213,683)
Cash, beginning of period	1,560,910	540,161	753,844
Cash, end of the period	$2,007,860	$1,560,910	$540,161

Cash paid for interest	$555,969	$786,697	$931,357

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2009	2008	2007

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(40,431)	$95,283	$-
Total non-cash operating activities	$(40,431)	$95,283	$-

Investing activities:
Purchase of assets under capital lease obligations	$663,525	$407,404	$110,505
Net transfer of de-installed net fixed assets (to) from inventory	40,431	(95,283)	-
Total non-cash investing activities	$703,956	$312,121	$110,505
Settlement of note receivable through issuance of treasury stock:
Note receivable	$-	$-	$(17,709)
Impairment of notes receivable	-	-	5,743
Repurchase of treasury stock, 47,862 shares of common stock at cost	$-	$-	$(11,966)

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984.  The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company’s fiscal year ended December 31, 2009.

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

Principles of consolidation

The consolidated financial statements include the accounts of Global Axcess Corp and its subsidiaries. The Company has the following subsidiaries:  Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc.  and EFT Integration, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the 2007 consolidated statements of income to conform to the 2008 and 2009 presentation.  These reclassifications had no impact on net income or stockholders’ equity.

Merchant contract concentration

The Company contracts the locations for its ATMs with various merchants. As of December 31, 2009, the Company has approximately 4,483 active ATMs, of which approximately 677 machines are contracted through a single merchant. Revenues from this merchant were approximately 22.8%, 24.1% and 21.4% of total fees from continuing operations for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

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

Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per ATM to the Company to have their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the bank’s customers can use those branded ATMs without paying a surcharge fee.  Branding fees are recognized in the period that the service is performed. None of the branding fees are subject to escalation clauses.  Should the Company include escalation clauses in its future branding contracts, pursuant to Generally Accepted Accounting Principles (”GAAP”) guidelines for revenue recognition, the monthly per ATM branding fees, which would be subject to escalation clauses within the agreements, would be recognized as revenues on a straight-line basis over the term of the agreement. In most of its branding agreements, the Company does not receive any one-time set-up fees in addition to the monthly branding fees. The Company has received immaterial one-time set-up fees per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Since any and all one-time set up fees have been immaterial to date, the Company has recorded the fee upon contract signing.  Should any future branding agreements contain material set-up fees, in accordance with GAAP, the Company would defer these set-up fees (as well as the corresponding costs associated with the initial set-up) and recognize such amounts as revenue (and expense) over the terms of the underlying bank branding agreements.

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the fiscal year ended December 31, 2009, the Company did not record any revenue on breached contracts.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as single line items in the consolidated statements of income.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the fiscal years ended December 31, 2009, 2008 and 2007:

Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Surcharge / Convenience Fee revenue	$11,975,275	$11,782,306	$10,807,322
Interchange revenue	7,252,177	7,806,372	8,177,250
Processing revenue	210,329	286,914	322,938
ATM Sales revenue	458,759	519,861	575,804
Other revenue	1,598,327	1,775,619	1,867,583
Total revenue	$21,494,867	$22,171,072	$21,750,897

	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

ATM Operating revenue	$21,036,108	$21,651,211	$21,175,093
ATM Sales revenue	458,759	519,861	575,804
Total revenue	$21,494,867	$22,171,072	$21,750,897

Cost of Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Merchant residual / commission costs	$6,480,422	$7,051,263	$6,672,380
Cost of cash	1,738,813	2,025,680	2,616,403
Processing costs	860,910	848,428	960,544
Communication costs	593,642	562,030	558,557
ATM Sales costs	434,693	486,901	472,286
Other cost of revenues	1,208,439	1,373,689	1,425,466
Total cost of revenues	$11,316,919	$12,347,991	$12,705,636

	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Cost of ATM operating revenue	$10,882,226	$11,861,090	$12,233,350
ATM Sales costs	434,693	486,901	472,286
Total cost of revenues	$11,316,919	$12,347,991	$12,705,636

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts.  As of December 31, 2009 and 2008, the Company reserved $12,616 and $9,799 as an allowance for doubtful accounts against the accounts receivable of $857,616 and $858,172, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs, DVD rental kiosks and related parts and equipment.  Parts relating to upgrading ATMs to become Triple DES compliant were recorded to fixed assets when the part was placed into service, if the ATM is company-owned. Parts relating to upgrading ATMs to become Triple DES compliant were recorded to Merchant Contracts when the part was placed into service, if the ATM is merchant-owned and the merchant signed a term extension to an existing contract.  The cost of the part was subsequently amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant were expensed when the part was placed into service, if the Company upgraded the merchant-owned ATMs at no charge to the merchant with no contract extension.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of revenues. The Company reserves for inventory obsolescence based upon physical inventory count and evaluations of how long items remain in inventory combined with historical usage of respective items.  At December 31, 2009 and 2008, the Company's inventory, net of an allowance for obsolescence of $94,572 and $54,033 totaled $308,031 and $276,731, respectively.

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

Depreciation is recognized using the straight-line method over the following approximate useful lives.

Useful Life
ATMs	10 years
DVD kiosks	5 years
Computers	5 years
Office furniture and equipment	5 years
Vehicles	5 years
Leasehold improvements	shorter of lease term or useful life of improvement

Lease Committments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $206,068, $218,379 and $237,639 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company is also party to various capital leases for ATMs and related components.  The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly.  The capital lease obligation is recorded and amortized over the life the of the lease.

Merchant Contracts and Intangible Assets, including Goodwill

In June 2001, the Financial Accounting Stansards Board issued guidance on goodwill and other intangible assets.  The guidance established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. The guidance included provisions discontinuing the periodic amortization of, and requiring the assessment of, the potential impairments of goodwill (and intangible assets deemed to have indefinite lives). As the guidance replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may now be considered impaired under GAAP.  The guidance also required that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. The guidance required completion of this first step within the first nine months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

In June 2001, the Company acquired 100% of the outstanding capital stock of Nationwide Money Services, Inc. in consideration of 3,874,000 shares of the Company's common stock, including 149,000 shares for a finder's fee. This acquisition was recorded using the purchase method of accounting under GAAP and as such, the Company accounted for its 100% ownership interest in Nationwide. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

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

When the Company acquires another company’s assets, GAAP requires the Company to estimate the fair value of the other company's tangible assets and liabilities and identifiable intangible assets. Any unallocated purchase price has been recorded as goodwill. The Company applies GAAP to review for impairment to the intangible goodwill and merchant contracts. As of September 2004, the Company had relied on the reported values of the assets acquired from the seller to estimate fair value. In reviewing the seller's balances, current fair values in the market, discounted cash flow analysis of the merchant contracts; and after considering the outlay of cash for maintenance and capital costs along with the projected income from the future income stream from the contracts, the Company allocated $2,878,450 of the ATM Network's asset purchase to goodwill, as of December 31, 2004, all other acquisitions assets had fair values equal or greater than the acquisition price. To date, the Company’s testing has indicated that there is no impairment of its goodwill.

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

Impairment of Long-Lived Assets

In accordance with GAAP, the Company reviews its long-lived assets, including property and equipment and capitalized software development, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.  During the fiscal years ended December 31, 2009, 2008 and 2007, the Company recorded no impairment charges of long-lived assets.

Fair value of financial instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at December 31, 2009 and 2008, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

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

Income taxes

The Company accounts for its income taxes in accordance with GAAP which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

Pursuant to GAAP, when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” GAAP defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. If it is later determined that it is more likely than not that the deferred tax assets will be realized, the Company will release the valuation allowance to current earnings or adjust the purchase price allocation, consistent with the manner of origination.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to GAAP.  GAAP requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to GAAP and tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Repairs and maintenance costs

Repairs and maintenance costs are expensed as incurred.  Repairs and maintenance pertaining to the Company’s ATMs are recorded in cost of revenues.  The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its Net Income budget, the Company matches up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  The Company recorded $21,050, $44,741 and $7,917 of expenses relating to this plan during the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.  During the fiscal years ended December 31, 2009 and 2008, the Company recorded $214,083 and $178,927, respectively, of expenses relating to this plan. During fiscal 2007, the Company implemented a performance based incentive program for several employees and management of the Company.  A quarterly cash bonus pool was funded by the Company’s achievement of operating profits from continuing operations.  During the fiscal period ended December 31, 2007 the Company recorded $15,793 of expenses relating to this plan.

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

As of December 31, 2009, total unrecognized compensation cost related to non-vested stock-based compensation plans was $378 thousand.  This unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years.

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

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.  The adoption of this standard did not have a material impact on the Company's financial statements.

3.	QUARTERLY INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

Fiscal 2009 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$5,414	$5,369	$5,315	$5,396
Gross profit	2,559	2,555	2,527	2,537
Operating income from continuing operations	777	707	623	548
Net Income	$97	$557	$476	$1,683

Income per common share - basic:
Net Income per common share	$0.01	$0.03	$0.02	$0.08

Income per common share - diluted:
Net Income per common share	$0.01	$0.03	$0.02	$0.07

Weighted average common shares outstanding:
Basic	20,973,924	21,873,924	21,883,924	21,883,924
Diluted	20,973,924	22,321,389	23,471,284	23,606,552

Fiscal 2008 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$5,528	$5,845	$5,653	$5,145
Gross profit	2,408	2,587	2,453	2,375
Operating income from continuing operations	422	667	533	571
Net Income	$112	$450	$277	$331

Income per common share - basic:
Net Income per common share	$0.01	$0.02	$0.01	$0.02

Income per common share - diluted:
Net Income per common share	$0.01	$0.02	$0.01	$0.02

Weighted average common shares outstanding:
Basic	20,973,924	20,973,924	20,973,924	20,973,924
Diluted	20,973,924	20,979,768	21,043,567	20,973,924

4.    ACCOUNTS RECEIVABLE

The components of accounts receivable for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Trade accounts receivable, billed	$183,052	$130,478
Trade accounts receivable, unbilled	674,564	727,694
	857,616	858,172
Less: allowance for doubtful accounts	12,616	9,799
Accounts receivable, net	$845,000	$848,373

5.   INVENTORY

The components of inventory for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Parts and supplies	$221,320	$130,173
Automated teller machines	120,679	200,591
DVD rental kiosks	60,604	-
	402,603	330,764
Less: reserve for inventory obsolescence	94,572	54,033
Inventory, net	$308,031	$276,731

6.	FIXED ASSETS

The components of fixed assets for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Automated teller machines (A)	$10,094,375	$9,031,960
DVD rental kiosks	311,925	-
Furniture and fixtures	443,922	443,922
Computers, equipment and software (A)	2,356,724	2,060,954
Automobiles	412,322	342,418
Leasehold equipment	72,533	72,533
	13,691,801	11,951,787
Less: accumulated depreciation and amortization (B)	8,392,140	7,228,649
Fixed assets, net	$5,299,661	$4,723,138

(A)	See Financial Footnote #12 “Capital Lease Obligations” for ATMs and computers held under capital leases.
(B)	Depreciation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $1,178,927, $1,411,360 and $1,536,616, respectively.

7.	INTANGIBLE ASSETS AND MERCHANT CONTRACTS

The following table summarizes Intangible assets and merchant contracts at December 31, 2009:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	89,701	15,149	74,552
Merchant contracts	14,818,294	4,152,681	10,665,613
Total Intangible assets and merchant contracts	$19,097,640	$4,336,116	$14,761,524

The following table summarizes Intangible assets and merchant contracts at December 31, 2008:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	338,092	241,025	97,067
Merchant contracts	14,700,588	3,369,462	11,331,126
Total Intangible assets and merchant contracts	$19,228,325	$3,778,773	$15,449,552

The Company recorded amortization expense of $786,173, $770,270 and $725,935, for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years, assuming a useful life of 21 years for merchant contracts, is expected to be as follows:

2010	$787,221
2011	$776,967
2012	$765,971
2013	$689,821
2014	$674,661

The Company has no intangible assets, other than goodwill, that are not subject to amortization.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Accounts payable	$624,874	$417,874
Accrued commissions/residual payments	1,223,734	1,157,410
Accrued cost of cash and cash replenishment expenses	440,043	326,015
Accrued payroll	332,117	298,139
Accrued audit fees	84,000	83,000
Accrued interest	-	97,827
Asset Retirement Obligation	63,074	60,120
Income tax payable	64,500	-
Other	151,241	87,011
Accounts payable and accrued liabilities	$2,983,583	$2,527,396

9.	NOTES PAYABLE – RELATED PARTIES

The components of notes payable – related parties for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Promissory note in the original amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$99,412	$122,598

Subordinated unsecured debentures of $1,225,000 provided by certain stockholders with interest only payments made quarterly at a rate of 9%, with balloon payments due October 28, 2010, net of discounts and fees of $18,993 in 2009 and 2008. Notes were repaid in December 2009.	-	1,206,007
	99,412	1,328,605
Less: current portion	26,722	24,010
Long-term portion, net of notes payable – related parties	$72,690	$1,304,595

As of December 31, 2009, principal payments due on the notes payable – related parties are as follows:

2010	$26,722
2011	29,741
2012	33,100
2013	9,849
$99,412

10.	NOTES PAYABLE

The components of notes payable for the periods presented are as follows:

	December 31, 2009	December 31, 2008

Various auto loans	$92,923	$-

	92,923	-
Less: current portion	19,803	-
Long-term portion, net of notes payable	$73,120	$-

On December 29, 2009, the Company, entered into a Loan and Security Agreement (the "Loan Agreement"), with Proficio Bank (the "Lender").  The Loan Agreement provides for a line of credit of up to $1 million.  On December 29, 2009, the Company issued a Master Non-Revolving Line of Credit Note (the "LOC Note") in the amount of $1 million to the Lender.  The Company will repay any amounts borrowed under the LOC Note over 36 equal and consecutive monthly installments of principal payments plus accrued interest.  The Lender has no obligation to make advances on the LOC Note after December 29, 2011.  The interest rate applicable to any principal advances shall be the greater of eight and three-quarters of one percent (8.75%) per annum, and, at the Company’s election, either (i) a variable rate of five and one-half of one percent (5.50%) in excess of the interest rate published by the Wall Street Journal, Jacksonville, Florida, from time to time as the prime rate of interest (the "Prime Rate"); or (ii) a fixed rate equal to the Prime Rate in effect on the date that the Company requests an advance from Lender under the LOC Note (as to such advance), plus five and one-half of one percent (5.50%).  Any proceeds drawn under the line of credit will be used for the leasing of certain equipment to be used in connection with the Company’s business.  As of December 31, 2009, the Company did not draw down any amounts against the LOC Note.

As of December 31, 2009, principal payments due on the notes payable are as follows:

2010	$19,803
2011	21,815
2012	23,575
2013	27,730
$92,923

11.	SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	December 31, 2009	December 31, 2008

SunTrust Bank	$5,128,572	$-
Wachovia Bank – Fourth Amended and Restated Loan Agreement		1,634,851
CAMOFI Master LDC, net of warrant valuation discounts of $288,060 in 2008	-	3,211,940
	5,128,572	4,846,791
Less: current portion	1,828,572	606,705
Long-term portion, net of senior lenders' notes payable	$3,300,000	$4,240,086

On March 27, 2009, the Company entered into a credit and security agreement (the “Credit Agreement”) with SunTrust Bank (the “Lender”).  The Credit Agreement provides for a maximum term loan of up to $5 million.  On March 27, 2009, the Company borrowed $5 million under the Credit Agreement and issued a promissory note (the “Promissory Note”) in such amount to the Lender.  The Company will repay the amount borrowed over 42 months, beginning April 30, 2009, with 41 equal monthly principal payments plus accrued interest, with the final payment to be made on September 30, 2012.  The interest rate is fixed at 6.99% per annum.  The proceeds were used to repay CAMOFI Master LDC (“CAMOFI”) in connection with the settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.  Upon entering into the Credit Agreement, the Company repaid in full all outstanding borrowings under and terminated (1) its Fourth Amended and Restated Loan Agreement, entered into as of September 28, 2007 (the “Prior Loan Agreement”), by and between the Company and Wachovia Bank, and (2) its Consolidated Renewal Promissory Note issued on September 28, 2007 (the “Renewal Note”) to Wachovia Bank.  See Financial Footnote #21 “Loss on Early Extinguishment of Debt” for detail of the charges relating to the extinguishment of these debts.

The Company also paid a termination fee of $85,312 for its interest swap agreement in connection with the prepayment of the Prior Loan Agreement and Renewal Note, which amount was previously accounted for as accrued interest.

The Credit Agreement contains customary representations, warranties and covenants, including (1) maintenance of a minimum amount of $800,000 of restricted cash in a deposit account with the Lender, (2) maintenance of tangible net worth value of at least $9 million, and (3) maintenance of debt service coverage of at least 1.25.  As of December 31, 2009, the Company was in compliance with all applicable covenants and ratios under its credit agreement with SunTrust Bank.

On December 23, 2009, the Company entered into a Credit and Security Agreement, dated as of December 23, 2009 (the "Second Credit Agreement"), with SunTrust Bank.  The Second Credit Agreement provides for a maximum term loan of up to $1.2 million.  On December 23, 2009, the Company borrowed $1.2 million under the Credit Agreement and issued a promissory note (the "Promissory Note") in such amount to SunTrust.  The Company will repay the amount borrowed over 25 months, beginning January 31, 2010, with 25 equal monthly principal payments plus accrued interest, with the final payment to be made on January 31, 2012.  The interest rate is fixed at 4.96% per annum.  The proceeds were used to redeem certain subordinated, unsecured debentures of $1.2 million from certain stockholders.  See Financial Footnote # 9 “Notes Payable – Related Parties” for detail regarding the subordinated unsecured debentures.

The Second Credit Agreement contains customary representations, warranties and covenants, including covenants on the following: (1) maintenance of deposit accounts with SunTrust; (2) sale of assets; (3) merger, consolidation and dissolution; (4) loans and advances; (5) change in business; (6) other agreements; (7) discount or sale of receivables; (8) capital expenditures; (9) limitations on debt; (10) limitations on liens; (11) limitations on changes in ownership structure; (12) dividends; and (13) repurchases of shares.  The Credit Agreement and Promissory Note also include customary default provisions, including, without limitation, payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, and the deterioration of the Company’s relationship with a specified customer.  In general, upon an event of default, SunTrust may, among other things, declare the outstanding principal and interest immediately due and payable.

As of December 31, 2009, principal payments due on the senior lenders’ notes payable are as follows:

2010	$1,828,572
2011	1,828,572
2012	1,471,428
$5,128,572

12.	CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $996,547 require minimum monthly lease payments ranging from approximately $30 to $7,700 with interest rates ranging between 5.99% and 12.11%. The existing capital lease agreements as of December 31, 2009 are at an average interest rate of 9.79%. The future minimum lease payments required under capital lease obligations as of December 31, 2009 are as follows:

2010	$736,806
2011	314,178
2012	36,988
1,087,972
Less: amount representing interest	91,425
Present value of minimum lease payments	996,547
Less: current portion of capital lease obligations	667,233

Total	$329,314

Equipment leased under capital leases as of December 31, 2009 and 2008, totaled $4,977,987 and $2,224,389, which is net of accumulated depreciation of $2,467,532 and $1,972,774, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Leased facilities

Commencing May 2007, the Company entered into a lease for their Jacksonville, Florida office. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,545, for the second year is $7,773, for the third year is $8,007, for the fourth year is $8,246 and for the final period through the end of the term is $8,494. The Company entered into a new office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease and a facility in Georgia is also on a month to month term.  The Company also has various operating leases for computers and equipment.  Rental expense under operating leases aggregated $206,068, $218,379 and $237,639  for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

2010	$124,787
2011	114,794
2012	66,585
2013	9,193
2014	6,132
Total	$321,491

14.	LEGAL PROCEEDINGS

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

During the fiscal year ended December 31, 2008, the Company entered into a one-year employment agreement with Mr. George A. McQuain.  The contract was for one year beginning April 1, 2008.  The contract provides for a one-year employment term, and provides that if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year at the end of each calendar year and as such was extended on April 1, 2009.

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

The components of the provision for income taxes are as follows:

	2009	2008	2007
Current:
Federal	$-	$-	$-
State	64,500	-	-
Federal and state deferred tax assets	(253,516)	1,614,873	421,230
Change in valuation allowance	(1,089,150)	(1,614,873)	(421,230)
Provision for income taxes	$(1,278,166)	$-	$-

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate	-34.00%	-34.00%	-34.00%
State Income Tax Rate, net of federal tax effect	3.47%	-3.96%	-0.78%
Permanent items	0.24%	-0.69%	-2.35%
Change in valuation allowance	-26.95%
Other, net	-25.76%	38.65%	37.13%

Effective tax rate	-83.00%	0.00%	0.00%

The components of the net deferred tax assets and the deferred tax liabilities are shown below.

	2009	2008	2007
Deferred tax assets (liabilities)
Current portion
Arising from operating loss and credit carryforwards	$868,848	$615,332
Total	$868,848	$615,332	$-

Long term portion
Arising from operating loss and credit carryforwards	6,591,736	$8,298,145	$8,719,407
Arising from accumulated depreciation and amortization	(3,068,438)	(4,774,847)	(2,965,904)
Total	3,523,298	3,523,298	5,753,503
Valuation allowance	(2,709,680)	(3,798,830)	(5,413,703)
Total	$813,618	$(275,532)	$339,800

As of December 31, 2009, 2008 and 2007, the Company’s gross deferred tax assets are reduced by a valuation allowance of $2,709,680, $3,798,830 and $5,413,703, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at December 31, 2009 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the  amortization and depreciation losses from the projected acquisition assets.  During 2009, the Company reduced the valuation allowance related to the remaining deferred tax assets by approximately $1,100,000.  This reduction reflects the Company’s expectation that it is more than likely than not that it will generate future taxable income to utilize this amount of net deferred tax assets. While management’s projection of future taxable income for the foreseeable future does not provide sufficient positive evidence that the entire balance of valuation allowance should be eliminated (as previously mentioned), management does believe it is more likely than not this $1,100,000 reduction in valuation allowance is substantiated by its projection of future taxable income. The benefit from this reduction was recorded as income tax benefit in the accompanying statement of income.

In July 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with GAAP and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under GAAP, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, GAAP provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2008 and 2009 is as follows:

Balance at January 1, 2008	$-
Additions based on tax positions related to the current year	1,147,200
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2008	$1,147,200

Balance at January 1, 2009	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2009	$1,147,200

At December 31, 2009, the Company has net operating loss carryforwards remaining of approximately $22.7 million that may be offset against future taxable income through 2028.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the NOL.

The Company’s income tax returns for all tax years remain open to examination by federal and state taxing authorities due to the Company’s net operating loss carryforwards. There were no income tax audits during the year ended December 31, 2009.

17.	NET INCOME PER COMMON SHARE

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

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Numerator
Income from continuing operations	$2,813,206	$1,170,237	$255,507
Income from discontinued operations	-	-	175,000

Numerator for diluted income per share available to common stockholders	$2,813,206	$1,170,237	$430,507

Denominator
Weighted average shares	21,654,554	20,973,924	20,988,348
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,190,687	-	-

Denominator for diluted income per share adjusted weighted shares after assumed exercises	22,845,241	20,973,924	20,988,348

Income per common share - basic:
Income from continuing operations	$0.13	$0.06	$0.01
Income from discontinued operations	$-	$-	$0.01
Net Income per common share	$0.13	$0.06	$0.02

Income per common share - diluted:
Income from continuing operations	$0.12	$0.06	$0.01
Income from discontinued operations	$-	$-	$0.01
Net Income per common share	$0.12	$0.06	$0.02

18.	STOCK OPTIONS AND WARRANTS

Stock options

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”) and a 2004 Stock Incentive Plan (the “2004 Plan”), which provide the granting of options to officers, employees, directors, and consultants of the Company.  As of December 31, 2009, options to purchase 2,000 shares of common stock were available for future grants under the 2002 Plan and 191,427 shares of common stock were available for future grants under the 2004 Plan.  As of December 31, 2009, 193,427 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

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

During the years ended December 31, 2009 and 2008, the Company granted stock options totaling 979,000 and 995,500 shares of its common stock, with a weighted average strike price of $0.39 and $0.24 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from four months to five years. The following table summarizes the Company’s stock options activity under compensation plans:

	Number	Weighted
	Of	Average
	Options	Exercise Price
Balance, December 31, 2007	1,660,900	$0.75
Options granted	995,500	0.24
Options cancelled	(272,000)	0.28
Options expired	(186,700)	1.47
Options exercised	—	—
Balance, December 31, 2008	2,197,700	$0.50
Options granted	979,000	0.39
Options cancelled	-	-
Options expired	(287,000)	1.18
Options exercised	—	—
Balance, December 31, 2009	2,889,700	$0.40

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Options Outstanding	Contractual Life Years	Exercise Price	Options Excercisible	Exercise Price

< $0.89	2,697,500	3.26	$0.33	868,812	$0.32
$0.89	-	-	-	-	-
$0.89-$1.55	192,200	0.41	$1.36	192,200	$1.36

Totals	2,889,700		$0.40	1,061,012	$0.51

	Exercise Price Equals,
Number of Remaining	Exceeds or is Less than	Weighted Average	Range of	Weighted Average
Options Granted	Market Value as of 12/31/09	Exercise Price	Exercise Price	Fair Value

2,697,500	Less than	$0.33	< $0.89	$0.28
-	Equals	$-	$0.89	$-
192,200	Exceeds	$1.36	$0.89-$1.55	$1.15

2,889,700

A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted Average
	Options	Grant-Date
	Outstanding	Fair Value

Nonvested options outstanding as of December 31, 2008	1,228,500	$0.23
Granted	979,000	$0.29
Vested	(378,813)	$0.30
Forfeited	-	$-
Nonvested options outstanding as of December 31, 2009	1,828,688	$0.30

Stock warrants

The following table summarizes the Company’s stock warrant activity:

	Number	Weighted
	Of	Average
	Warrants	Exercise Price
Balance, December 31, 2007	7,532,860	$2.48
Warrants granted	—	—
Warrants cancelled	—	—
Warrants expired	(887,856)	1.61
Warrants exercised	—	—
Balance, December 31, 2008	6,645,004	$2.58
Warrants granted	230,000	.20
Warrants cancelled	—	—
Warrants expired	(5,600,004)	2.87
Warrants exercised	(910,000)	.01
Balance, December 31, 2009	365,000	$0.59

The following table summarizes information about warrants outstanding and exercisable at December 31, 2009:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Warrants Outstanding	Contractual Life Years	Exercise Price	Warrants Excercisible	Exercise Price

$0.20	230,000	4.3	$0.20	230,000	$0.20
$1.25	135,000	0.8	$1.25	135,000	$1.25
	365,000		$0.59	365,000	$0.59

19.	RELATED PARTY TRANSACTIONS

None.

20.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-

Liabilities:

Derivative financial instruments	$-	$-	$-	$-

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the year ended December 31, 2009, we recorded $7,921 of income relating to the interest rate swap which is included in the interest expense, net in our consolidated statements of operations.

In the accompanying consolidated balance sheets, we have recorded an asset retirement obligation.  As discussed above, the application of the guidance regarding fair value measurements for these non-recurring items has been deferred.

21.	LOSS ON EARLY EXTINGUISHMENT OF DEBT

As discussed in Note #11 “Senior Lenders’ Notes Payable,” the Company entered into a credit and security agreement with SunTrust Bank.  The proceeds were used to repay CAMOFI in connection with a settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.  Additionally, the Company entered into a second credit and security agreement with SunTrust Bank on December 23, 2009.  The proceeds were used to repay certain subordinated, unsecured debentures of $1.2 million from certain stockholders.

In accordance with GAAP, the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.

The following summarizes the amounts charged to loss on early extinguishment of debt for the fiscal period ended December 31, 2009:

Extinguishment
Item description	Charge

Accelerated accretion of discount on notes payable	$256,988

Accelerated amortization of capitalized loan fees	$76,493

Accelerated expense of prepaid loan fees	$6,400

Stock expense relating to repriced warrants on debt settlement	$107,025

Stock expense relating to warrants issued to subordinated note holders	$28,054

Total loss on early extinguishment of debt	$474,960

22.	DISCONTINUED OPERATIONS

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