Form 10-Q
period 2010-03-31
GLOBAL AXCESS CORP
filed 2010-05-05
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).          Yes ☐No ☒

As of May 03, 2010, the registrant had 21,943,940 shares outstanding of the common stock ($0.001 par value).

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2010.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,073,838	$2,007,860
Automated teller machine vault cash	250,000	250,000
Accounts receivable, net of allowance of $16,579 in 2010 and $12,616 in 2009	898,672	845,000
Inventory, net of allowance for obsolescence of $94,572 in 2010 and $94,572 in 2009	364,667	308,031
Deferred tax asset - current	868,848	868,848
Prepaid expenses and other current assets	328,821	132,100
Total current assets	4,784,846	4,411,839

Fixed assets, net	5,399,358	5,299,661

Other assets
Merchant contracts, net	10,466,556	10,665,613
Intangible assets, net	4,093,319	4,095,911
Deferred tax asset - non-current	813,618	813,618
Restricted cash	800,000	800,000
Other assets	35,807	30,307

Total assets	$26,393,504	$26,116,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,337,746	$2,983,583
Automated teller machine vault cash payable	250,000	250,000
Notes payable - related parties - current portion, net	27,447	26,722
Notes payable - current portion	70,678	19,803
Senior lenders' notes payable - current portion, net	1,828,572	1,828,572
Capital lease obligations - current portion	552,706	667,233
Total current liabilities	6,067,149	5,775,913

Long-term liabilities
Notes payable - related parties - long-term portion, net	65,745	72,690
Notes payable - long-term portion	230,198	73,120
Senior lenders' notes payable - long-term portion, net	2,850,840	3,300,000
Capital lease obligations - long-term portion	247,937	329,314
Deferred tax liability- long-term portion	-	-
Total liabilities	9,461,869	9,551,037

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 22,025,536 and 21,931,786 shares issued and 21,943,940 and 21,883,924 shares outstanding at 03/31/10 and 12/31/09, respectively	21,992	21,932
Additional paid-in capital	22,977,975	22,900,880
Accumulated deficit	(6,026,366)	(6,344,934)
Treasury stock; 81,596 and 47,862 shares of common stock at cost at 03/31/10 and 12/31/09, respectively	(41,966)	(11,966)
Total stockholders' equity	16,931,635	16,565,912
Total liabilities and stockholders' equity	$26,393,504	$26,116,949

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$5,380,078	$5,414,434

Cost of revenues	2,857,934	2,855,879
Gross profit	2,522,144	2,558,555

Operating expenses
Depreciation expense	309,895	269,494
Amortization of intangible merchant contracts	199,332	193,617
Selling, general and administrative	1,525,863	1,292,963
Stock compensation expense	47,155	25,711
Total operating expenses	2,082,245	1,781,785
Operating income from continuing operations before items shown below	439,899	776,770

Interest expense, net	(121,331)	(212,617)
Loss on early extinguishment of debt	-	(467,391)
Net Income	$318,568	$96,762

Income per common share - basic:
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Net Income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	21,892,152	20,973,924
Diluted	23,758,755	20,973,924

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Income from continuing operations	$318,568	$96,762
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	47,155	25,711
Loss on early extinguishment of debt	-	467,391
Depreciation expense	309,895	269,494
Amortization of intangible merchant contracts	199,332	193,617
Amortization of capitalized loan fees	6,470	11,607
Allowance for doubtful accounts	3,963	410
Allowance for inventory obsolescence	-	29,718
Non-cash interest income on swap agreement with senior lender	-	(7,921)
Accretion of discount on notes payable	-	41,498
Changes in operating assets and liabilities:
Change in accounts receivable	(57,635)	(99,382)
Change in inventory	(56,636)	33,012
Change in prepaid expenses and other current assets	(196,721)	21,387
Change in other assets	(5,500)	(16,975)
Change in intangible assets, net	(3,878)	(70,696)
Change in accounts payable and accrued liabilities	354,163	147,765
Net cash provided by continuing operating activities	919,176	1,143,398

Cash flows from investing activities:
Costs of acquiring merchant contracts	(275)	(976)
Purchase of property and equipment	(409,592)	(127,453)
Net cash used in investing activities	(409,867)	(128,429)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	-	5,000,000
Proceeds from notes payable	225,282	-
Change in restricted cash	-	(800,000)
Principal payments on senior lenders' notes payable	(449,160)	(5,101,577)
Principal payments on notes payable	(17,329)	-
Principal payments on notes payable - related parties	(6,220)	(5,552)
Principal payments on capital lease obligations	(195,904)	(211,027)
Net cash used in financing activities	(443,331)	(1,118,156)
Increase (decrease) in cash	65,978	(103,187)
Cash, beginning of period	2,007,860	1,560,910
Cash, end of the period	$2,073,838	$1,457,723

Cash paid for interest	$115,032	$166,164

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	March 31, 2010	March 31, 2009

The significant non-cash investing and financing activities of the Company were as follows:

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 33,734 shares of common stock at cost	$(30,000)	$-
Total non-cash financing activities	$(30,000)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2009 of Global Axcess Corp and its subsidiaries (the “Company").

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All fiscal 2010 adjustments are of normal recurring nature.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk solutions.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company currently owns, manages or operates approximately 4,500 self-service kiosks in its national network spanning 43 states.

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

The Company maintains $800,000 of cash on deposit with SunTrust Bank that is pledged for a particular use and is restricted. This restricted cash balance is classified in other assets on the Company’s condensed consolidated balance sheet.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the three-month period ended March 31, 2010, the Company did not book any revenue on breached contracts.

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

Through our wholly-owned subsidiary, Nationwide Ntertainment Services, Inc., we are also engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores. Our DVD kiosks, through our brand InstaFlix,  serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Revenues generated from our DVD rental kiosks were immaterial to our results for the three-month period ended March 31, 2010.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month periods ended March 31, 2010 and 2009:

Revenues:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Surcharge / Convenience Fee revenue	$3,085,166	$2,978,599
Interchange revenue	1,814,160	1,839,321
Processing revenue	44,290	63,791
ATM Sales revenue	65,628	101,031
Other revenue	370,834	431,692
Total revenue	$5,380,078	$5,414,434

	For the Three Months Ended
	March 31, 2010	March 31, 2009

ATM Operating revenue	$5,314,450	$5,313,403
ATM Sales revenue	65,628	101,031
Total revenue	$5,380,078	$5,414,434

Cost of Revenues:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Merchant residual / commission costs	$1,517,028	$1,703,546
Cost of cash	538,579	412,975
Processing costs	237,249	207,754
Communication costs	164,618	131,618
ATM Sales costs	109,303	96,286
Other cost of revenues	291,157	303,700
Total cost of revenues	$2,857,934	$2,855,879

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cost of ATM operating revenue	$2,748,631	$2,759,593
ATM Sales costs	109,303	96,286
Total cost of revenues	$2,857,934	$2,855,879

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

Also included in inventory is the library of DVDs in the Company’s DVD rental kiosks.  DVDs are initially recorded at cost and are amortized into cost of sales over an assumed useful life to their estimated salvage value and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs.

At March 31, 2010, the Company's inventory, net of an allowance for obsolescence of $94,572, totaled $364,667.  Of the $459,239 of gross inventory at March 31, 2010, $150,937 related to DVD library.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of March 31, 2010, the Company had bad debt reserves totaling $16,579 against gross accounts receivable totaling $915,251.

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
life of improvement

Intangible Assets – Goodwill and Merchant Contracts

GAAP requires that the Company complete a two-step goodwill impairment test annually. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Intangible assets with finite lives and merchant contracts are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with GAAP. These assets are amortized on the straight-line method over their estimated useful lives or period of expected benefit. These assets are subject to periodic impairment testing.

The Company’s merchant contracts are made up of contracts with automatic renewable lives.  The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated over 21 years (or three times renewal) based on historical and expected useful lives of similar assets.   The Company amortizes the merchant contracts over their estimated useful lives of 21 years.  The Company uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets.  Additionally, when the Company gives away an ATM part to induce a contract extension from the merchant, the Company records the value of the ATM part to Merchant Contracts and amortizes the value of the part over the life of the contract extension.

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

The following table summarizes Intangible Assets and Merchant Contracts at March 31, 2010:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	93,579	21,619	71,960
Merchant contracts	14,818,569	4,352,013	10,466,556
Total Intangible assets and merchant contracts	$19,101,793	$4,541,918	$14,559,875

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at March 31, 2010, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash and Automated Teller Machine Vault Cash Payable

Automated teller machine vault cash consists of funds collected from a branded bank partner to be utilized in managing the cash in a selected number of their ATMs.  These funds are reported as automated teller machine vault cash on the condensed consolidated balance sheet with an offsetting amount reported as automated teller machine vault cash payable.  As of March 31, 2010 and December 31, 2010, automated teller machine vault cash and automated teller machine vault cash payable both totaled $250,000.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 233,750 shares of common stock and stock warrants to purchase 135,000 shares of common stock that were outstanding at March 31, 2010 were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise prices of these stock options and stock warrants were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  Stock options to purchase 2,598,300 shares of common stock that were outstanding at March 31, 2009 were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  No warrants outstanding at March 31, 2009 were included in the computation of diluted earnings per share because they were anti-dilutive.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Numerator
Income from continuing operations	$318,568	$96,762

Numerator for diluted income per share
available to common stockholders	$318,568	$96,762

Denominator
Weighted average shares	21,892,152	20,973,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,866,603	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	23,758,755	20,973,924

Income per common share - basic:
Income from continuing operations	$0.02	$0.01
Net Income per common share	$0.02	$0.01

Income per common share - diluted:
Income from continuing operations	$0.01	$0.01
Net Income per common share	$0.01	$0.01

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

Stock-based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, compensation expense is recognized to reflect the remaining service period of share-based awards.  The stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations. During the three-month periods ended March 31, 2010 and 2009, the Company recorded $47,155 and $25,711, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  During the three-month periods ended March 31, 2010 and 2009, the Company recorded $12,532 and $10,720, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.

During the three-month period ended March 31, 2010, the Company recorded $26,716 of bonus and estimated payroll tax expenses relating to this plan.  Of the $26,716 recorded during the three-month period ended March 31, 2010, $9,487 is held back and will be paid upon achievement of fiscal 2010 net profits.  During the three-month period ended March 31, 2009, the Company recorded $55,588 of expenses relating to this plan.

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s condensed consolidated financial statements.  The adoption of this standard did not have a material impact on the Company's financial statements.

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Accounts payable	$873,611	$624,874
Accrued commissions/residual payments	1,389,888	1,223,734
Accrued cost of cash and cash replenishment expenses	504,292	440,043
Accrued payroll	239,043	332,117
Accrued audit fees	38,020	84,000
Asset Retirement Obligation	63,074	63,074
Income tax payable	63,778	64,500
Other	166,040	151,241
Accounts payable and accrued liabilities	$3,337,746	$2,983,583

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

The Credit Agreement contains customary representations, warranties and covenants, including (1) maintenance of a minimum amount of $800,000 of restricted cash in a deposit account with the Lender, (2) maintenance of tangible net worth value of at least $9 million, and (3) maintenance of debt service coverage of at least 1.25.  As of March 31, 2010, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement with SunTrust Bank.

5.    COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2010 and 2012 and provide for lease payments at interest rates from 5.99% up to 12.11% per annum. See Financial Footnote #12 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2009.

During the three-month period ended March 31, 2010, we did not enter into any new capital lease obligations.  As of March 31, 2010, approximately $800,600 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

7.    INCOME TAXES

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at March 31, 2010 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2009, the Company had net operating loss carryforwards remaining of approximately $22.7 million that may be offset against future taxable income through 2028.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

8.  CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2010:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances, December 31, 2009	21,883,924	$21,932	$22,900,880	$(6,344,934)	$(11,966)	$16,565,912

Stock compensation expense	-	-	47,155	-	-	47,155

Stock options excercised, cashless	60,016	60	29,940	-	(30,000)	-

Net income	-	-	-	318,568	-	318,568

Balances, March 31, 2010	21,943,940	$21,992	$22,977,975	$(6,026,366)	$(41,966)	$16,931,635

9.	FAIR VALUE MEASUREMENT

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

As of March 31, 2010, there were no financial assets and liabilities that were accounted for at fair value on a recurring basis.

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the three-month period ended March 31, 2009, we recorded $7,921 of income relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.  The interest rate swap agreement was terminated on March 27, 2009 upon the Company entering into the Credit Agreement with SunTrust Bank.

10.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

As discussed in Note #4 “Senior Lenders’ Notes Payable,” the Company entered into the Credit Agreement with SunTrust Bank.  The proceeds were used to repay CAMOFI in connection with a settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.

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

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	100.0%	100.0%
Cost of revenues	53.1%	52.7%
Gross profit	46.9%	47.3%

Depreciation expense	5.8%	5.0%
Amortization of intangible merchant contracts	3.7%	3.6%
Selling, general and administrative	28.4%	23.9%
Stock compensation expense	0.9%	0.5%
Total operating expenses	38.7%	33.0%
Operating income from continuing operations before items shown below	8.2%	14.3%

Interest expense, net	(2.3)%	(3.9)%
Loss on early extinguishment of debt	0.0%	(8.6)%
Net income	5.9%	1.8%
EBITDA (1)	17.6%	14.3%
(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009:

Revenues

The Company reported total operating revenue from continuing operations of $5,380,078 for the three-month period ended March 31, 2010 as compared to $5,414,434 for the three-month period ended March 31, 2009.  During the first quarter of 2010, we saw a softening of ATM usage where severe winter weather impacted geographic locations with dense ATM concentration.  Additionally, we had $50,000 of lower ATM sales and lower other non-transactional revenue during the first quarter of 2010 as compared to the first quarter of 2009.   Despite the slight decrease in revenue, we experienced a 2% increase in transaction volumes year over year.

Cost of Revenues

Our total cost of revenues from continuing operations very slightly increased from $2,855,879 to $2,857,934 for the three-month period ended March 31, 2009 to the three-month period ended March 31, 2010.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended March 31, 2010 and 2009 were approximately 46.9%, or $2,522,144, and approximately 47.3%, or  $2,558,555, respectively. The decreased gross profit and gross profit percentage for the first quarter of 2010 versus the same period in 2009 was mainly attributable to the decreased revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended March 31, 2010 and 2009 were $2,082,245 and $1,781,785, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $1,525,863, or 28.4% of revenue for the three-month period ended March 31, 2010 from $1,292,963, or 23.9% of revenue for the three-month period ended March 31, 2009.   The increase in SG&A expenses was mainly due to expenses incurred in connection with our DVD rental kiosk initiative as we hired consultants and employees with industry expertise to spearhead our efforts in this line of business.  Also, investor relations expenses, expenses relating to the hiring of an investment banking firm to evaluate possible merger and acquisitions, increases in headcount-related expenses and increased state sales tax accruals contributed to the increase in SG&A.

Depreciation Expense

Depreciation expense from continuing operations increased for the three-month period ended March 31, 2010 to $309,895 from $269,494 for the same period in 2009.  The increase was due to increased ATM and DVD kiosks purchased during 2009 and 2010 to support new business in both business lines.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended March 31, 2010 to $199,332 from $193,617 for the same period in 2009.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended March 31, 2010 and 2009, we recorded stock compensation expenses of $47,155 and $25,711, respectively.  The increase was due to increased stock option grants during fiscal 2009.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended March 31, 2010 in the amount of $439,899 as compared to operating income from continuing operations of $776,770 in the three-month period ended March 31, 2009.  The decrease in operating income was primarily due to the increased SG&A and depreciation expenses discussed above.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended March 31, 2010 to $121,331 from $212,617 for the three-month period ended March 31, 2009.  The decrease was mainly due to the Company refinancing its debt to lower interest rates combined with  decreased debt balances at the three-month period ended March 31, 2010, as compared to the debt balances at the three-month period ended March 31, 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Interest expense, net	$121,331	$171,119
Accretion of discount on notes payable	-	41,498
Total Interest expense, net	$121,331	$212,617

Loss on early extinguishment of debt

During the three-month period ended March 31, 2009, we recorded non-cash expenses of $467,391 relating to the payoff of debt balances with two senior lenders and related parties notes.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Net Income

We had net income of $318,568 for the three-month period ended March 31, 2010, as compared to net income of $96,762 for the three-month period ended March 31, 2009.  The increase in net income year over year was primarily due to the loss on early extinguishment of debt recorded during the three-month period ended March 31, 2009 partially offset by increased spending in SG&A and depreciation expenses.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with GAAP. Our use of EBITDA should be considered within the following context:

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net income from continuing operations	$318,568	$96,762
Interest expense, net	121,331	212,617
Depreciation expense	309,895	269,494
Amortization of intangible merchant contracts	199,332	193,617
EBITDA from continuing operations	$949,126	$772,490

Our EBITDA from continuing operations increased to $949,126 for the first quarter of fiscal 2010 from $772,490 for the first quarter of fiscal 2009. EBITDA from continuing operations as a percentage of revenues increased to 17.6% for the first quarter of fiscal 2010 from 14.3% for the first quarter of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Net income from continuing operations	$318,568	$96,762
Interest expense, net	121,331	212,617
Depreciation expense	309,895	269,494
Amortization of intangible merchant contracts	199,332	193,617
Stock compensation expense	47,155	25,711
Loss on early extinguishment of debt	-	467,391
Adjusted EBITDA	$996,281	$1,265,592

Our Adjusted EBITDA decreased to $996,281 for the first quarter of fiscal 2010 from $1,265,592 for the first quarter of fiscal 2009. Adjusted EBITDA as a percentage of revenues decreased to 18.5% for the first quarter of fiscal 2010 from 23.4% for the first quarter of fiscal 2009.

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

We have funded our operations and investment activities from cash flow generated by operations. Net cash provided by continuing operating activities during the three-month period ended March 31, 2010 was $919,176, compared to the net cash provided by continuing operating activities during the three-month period ended March 31, 2009 of $1,143,398.

The Company used $443,331 for financing activities, mainly paying back senior lender notes and capital leases during the three-month period ended March 31, 2010.  This compared to funds used in financing activities of $1,118,156 for the three-month period ended March 31, 2009 which included depositing $800,000 into a restricted cash deposit account with SunTrust Bank per the Credit Agreement signed on March 27, 2009.

Net cash used in investing activities was $409,867 during the three-month period ended March 31, 2010, mainly representing net purchases of DVD rental kiosks and ATMs. This compares to net cash used in investing activities of $128,429 for the three-month period ended March 31, 2009, representing net purchases of ATMs.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. Other than the $250,000 of automated teller machine vault cash discussed in Note # 2 “Description of Business and Summary of Significant Accounting Policies“, the vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its clients, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2010, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of March 31, 2010, the Company had 8 ATMs funded by WSFS with a vault cash outstanding balance of approximately $113,300 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2010, with a one year automatic renewal period unless one party gives 180 days notice of their intention not to renew.  As of March 31, 2010, the Company had 1,385 ATMs funded by Elan with a vault cash outstanding balance of about approximately $40,270,000.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of March 31, 2010, Nationwide had 52 branded financial partners, which funded 511 ATMs.

Working Capital

As of March 31, 2010, we had current assets of $4,784,846 and current liabilities of $6,067,149, which results in a negative working capital of $1,282,302 as compared to current assets of $3,371,582 and current liabilities of $4,830,271, which results in a negative working capital of $1,458,689 as of March 31, 2009. The ratio of current assets to current liabilities increased to 0.79 at March 31, 2010 from 0.70 at March 31, 2009. Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2010.  As of March 31, 2010, we were in compliance with all applicable covenants and ratios under the Credit Agreement with SunTrust Bank.

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

ITEM  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults upon Senior Securities

None.

ITEM  4. [Removed and Reserved]

ITEM  5. Other Information

None.

ITEM  6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

10.1	Net Enterprise Value Special Transaction Plan (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 5, 2010 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of May, 2010.

Signature	Title

/S/ Walter A. Howell
Walter A. Howell	Director

/S/ Lock Ireland
Lock Ireland	Vice Chairman and Director

/S/ Robert Landis
Robert Landis	Director

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer

/S/ Joseph Loughry
Joseph Loughry	Chairman and Director

/s/George A. McQuain
George A. McQuain	President, Chief Executive Officer and Director

/S/ Alan Rossiter
Alan Rossiter	Director