Form 10-Q
period 2010-06-30
GLOBAL AXCESS CORP
filed 2010-08-11
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 09, 2010, the registrant had 21,943,940 shares outstanding of the common stock ($0.001 par value).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,905,627	$2,007,860
Automated teller machine vault cash	250,000	250,000
Accounts receivable, net of allowance of $4,765 in 2010 and $12,616 in 2009	796,219	845,000
Inventory, net of allowance for obsolescence of $82,572 in 2010 and $94,572 in 2009	676,719	308,031
Deferred tax asset - current	868,848	868,848
Prepaid expenses and other current assets	1,549,458	132,100
Total current assets	7,046,871	4,411,839

Fixed assets, net	6,574,714	5,299,661

Other assets
Merchant contracts, net	10,377,575	10,665,613
Intangible assets, net	4,176,050	4,095,911
Deferred tax asset - non-current	813,618	813,618
Restricted cash	-	800,000
Other assets	72,807	30,307

Total assets	$29,061,635	$26,116,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,607,259	$2,983,583
Automated teller machine vault cash payable	250,000	250,000
Notes payable - related parties - current portion, net	28,191	26,722
Notes payable - current portion	20,575	19,803
Senior lenders' notes payable - current portion, net	1,798,323	1,828,572
Capital lease obligations - current portion	527,780	667,233
Total current liabilities	6,232,128	5,775,913

Long-term liabilities
Notes payable - related parties - long-term portion, net	58,601	72,690
Notes payable - long-term portion	62,749	73,120
Senior lenders' notes payable - long-term portion, net	5,318,361	3,300,000
Capital lease obligations - long-term portion	282,304	329,314
Total liabilities	11,954,143	9,551,037

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 22,025,536 and 21,931,786 shares issued and 21,943,940 and 21,883,924 shares outstanding at 06/30/10 and 12/31/09, respectively	21,992	21,932
Additional paid-in capital	23,033,199	22,900,880
Accumulated deficit	(5,905,733)	(6,344,934)
Treasury stock; 81,596 and 47,862 shares of common stock at cost at 06/30/10 and 12/31/09, respectively	(41,966)	(11,966)
Total stockholders' equity	17,107,492	16,565,912
Total liabilities and stockholders' equity	$29,061,635	$26,116,949

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Revenues	$5,506,905	$5,369,408

Cost of revenues	2,996,094	2,813,944
Gross profit	2,510,811	2,555,464

Operating expenses
Depreciation expense	321,205	289,848
Amortization of intangible merchant contracts	199,332	195,067
Selling, general and administrative	1,602,709	1,334,271
Stock compensation expense	55,224	29,374
Total operating expenses	2,178,470	1,848,560
Operating income from continuing operations before items shown below	332,341	706,904

Interest expense, net	(109,562)	(149,873)
Loss on early extinguishment of debt	(102,146)	-
Net Income	$120,633	$557,031

Income per common share - basic:
Net Income per common share	$0.01	$0.03

Income per common share - diluted:
Net Income per common share	$0.01	$0.03

Weighted average common shares outstanding:
Basic	21,943,940	21,873,924
Diluted	23,751,471	22,321,389

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Revenues	$10,886,983	$10,783,842

Cost of revenues	5,854,028	5,669,823
Gross profit	5,032,955	5,114,019

Operating expenses
Depreciation expense	631,100	559,342
Amortization of intangible merchant contracts	398,664	388,684
Selling, general and administrative	3,128,572	2,627,234
Stock compensation expense	102,379	55,085
Total operating expenses	4,260,715	3,630,345
Operating income from continuing operations before items shown below	772,240	1,483,674

Interest expense, net	(230,893)	(362,490)
Loss on early extinguishment of debt	(102,146)	(467,391)
Net Income	$439,201	$653,793

Income per common share - basic:
Net Income per common share	$0.02	$0.03

Income per common share - diluted:
Net Income per common share	$0.02	$0.03

Weighted average common shares outstanding:
Basic	21,918,189	21,428,924
Diluted	23,759,084	21,428,924

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Income from continuing operations	$439,201	$653,793
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	102,379	55,085
Loss on early extinguishment of debt	61,508	467,391
Depreciation expense	631,100	559,342
Amortization of intangible merchant contracts	398,664	388,684
Amortization of capitalized loan fees	12,940	16,657
Allowance for doubtful accounts	10,468	(2,984)
Allowance for inventory obsolescence	(12,000)	44,718
Non-cash interest income on swap agreement with senior lender	-	(7,921)
Accretion of discount on notes payable	-	44,354
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	(250,000)
Change in accounts receivable	38,313	525
Change in inventory	(417,292)	(165,187)
Change in prepaid expenses and other current assets	(1,417,358)	17,883
Change in other assets	(42,500)	(130,621)
Change in intangible assets, net	(154,587)	(70,696)
Change in accounts payable and accrued liabilities	623,676	273,132
Change in automated teller machine vault cash payable	-	250,000
Net cash provided by continuing operating activities	274,512	2,144,155

Cash flows from investing activities:
Costs of acquiring merchant contracts	(110,626)	(29,968)
Purchase of property and equipment	(1,643,340)	(215,662)
Net cash used in investing activities	(1,753,966)	(245,630)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	9,100
Proceeds from senior lenders' notes payable	7,116,684	5,000,000
Proceeds from notes payable	710,533	-
Change in restricted cash	800,000	(800,000)
Principal payments on senior lenders' notes payable	(5,128,572)	(5,457,143)
Principal payments on notes payable	(720,132)	(3,182)
Principal payments on notes payable - related parties	(12,620)	(11,263)
Principal payments on capital lease obligations	(388,672)	(431,225)
Net cash provided by (used in) financing activities	2,377,221	(1,693,713)
Increase in cash	897,767	204,812
Cash, beginning of period	2,007,860	1,560,910
Cash, end of the period	$2,905,627	$1,765,722

Cash paid for interest	$220,333	$308,179

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
SUPPLEMENTAL CASH FLOW INFORMATION

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(60,604)	$(55,238)
Total non-cash operating activities	$(60,604)	$(55,238)

Investing activities:
Purchase of assets under capital lease obligations	$202,209	$76,950
Net transfer of de-installed net fixed assets (to) from inventory	60,604	55,238
Total non-cash investing activities	$262,813	$132,188

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 33,734 shares of common stock at cost	$(30,000)	$-
Treasury Shares in lieu of cash for stock option exercises	-	-
Total non-cash financing activities	$(30,000)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All fiscal 2010 adjustments are of normal recurring nature.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk solutions.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company currently owns, manages or operates approximately 4,600 self-service kiosks in its national network spanning 43 states.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the six-month period ended June 30, 2010, the Company did not book any revenue on breached contracts.

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

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer's rental transaction. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds to consumers.

During the three-month and six-month periods ended June 30, 2010, revenues generated from our DVD rental kiosks were $59,945 and $102,815, respectively.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and six-month periods ended June 30, 2010 and 2009:

Revenues:

	For the Three Months Ended
	June 30, 2010	June 30, 2009

ATM Surcharge / Convenience Fee revenue	$3,187,650	$2,999,346
ATM Interchange revenue	1,788,370	1,841,682
ATM Processing revenue	43,861	52,793
ATM Sales revenue	73,982	103,012
Other ATM revenue	353,097	372,575
DVD Rental revenue	59,945	-
Total revenue	$5,506,905	$5,369,408

	For the Three Months Ended
	June 30, 2010	June 30, 2009

ATM Operating revenue	$5,372,978	$5,266,396
ATM Sales revenue	73,982	103,012
DVD Operating revenue	59,945	-
Total revenue	$5,506,905	$5,369,408

	For the Six Months Ended
	June 30, 2010	June 30, 2009

ATM Surcharge / Convenience Fee revenue	$6,272,816	$5,977,945
ATM Interchange revenue	3,602,530	3,681,002
ATM Processing revenue	88,151	116,584
ATM Sales revenue	139,610	204,044
Other ATM revenue	681,061	804,267
DVD Rental revenue	102,815	-
Total revenue	$10,886,983	$10,783,842

	For the Six Months Ended
	June 30, 2010	June 30, 2009

ATM Operating revenue	$10,644,558	$10,579,798
ATM Sales revenue	139,610	204,044
DVD Operating revenue	102,815	-
Total revenue	$10,886,983	$10,783,842

Cost of Revenues:

	For the Three Months Ended
	June 30, 2010	June 30, 2009

ATM Merchant residual / commission costs	$1,579,236	$1,681,502
ATM Cost of cash	554,515	418,142
ATM Processing costs	270,401	217,598
ATM Communication costs	134,459	150,542
ATM Sales costs	64,336	106,139
Other ATM cost of revenues	287,019	240,021
DVD operating costs	106,128	-
Total cost of revenues	$2,996,094	$2,813,944

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Cost of ATM Operating revenue	$2,825,630	$2,707,805
ATM Sales costs	64,336	106,139
Cost of DVD Operating revenue	106,128	-
Total cost of revenues	$2,996,094	$2,813,944

	For the Six Months Ended
	June 30, 2010	June 30, 2009

ATM Merchant residual / commission costs	$3,092,754	$3,385,049
ATM Cost of cash	1,093,094	831,117
ATM Processing costs	503,849	425,351
ATM Communication costs	299,076	282,160
ATM Sales costs	131,894	202,425
Other ATM cost of revenues	567,703	543,721
DVD operating costs	165,658	-
Total cost of revenues	$5,854,028	$5,669,823

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cost of ATM Operating revenue	$5,556,476	$5,467,398
ATM Sales costs	131,894	202,425
Cost of DVD Operating revenue	165,658	-
Total cost of revenues	$5,854,028	$5,669,823

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

Also included in inventory is the library of DVDs in the Company’s DVD rental kiosks.  DVDs are initially recorded at cost and are amortized into cost of sales over an assumed useful life to their estimated salvage value and substantially all of the amortization expense is recognized within six months to one year of the assumed life of the DVDs.

At June 30, 2010, the Company's inventory, net of an allowance for obsolescence of $82,572, totaled $676,719.  Of the $759,291 of gross inventory at June 30, 2010, $467,988 related to DVD library.

The components of inventory for the period ended June 30, 2010 are as follows:

June 30, 2010

ATM Parts and supplies	$122,258
Automated teller machines	169,045
DVD library	467,988
759,291
Less: reserve for inventory obsolescence	82,572
Inventory, net	$676,719

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of June 30, 2010, the Company had bad debt reserves totaling $4,765 against gross accounts receivable totaling $800,984.

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

The following table summarizes Intangible Assets and Merchant Contracts at June 30, 2010:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	154,691	-	154,691
Merchant contracts	14,928,919	4,551,344	10,377,575
Total Intangible assets and merchant contracts	$19,273,255	$4,719,630	$14,553,625

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at June 30, 2010, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash and Automated Teller Machine Vault Cash Payable

Automated teller machine vault cash consists of funds collected from a branded bank partner to be utilized in managing the cash in a selected number of their ATMs.  These funds are reported as automated teller machine vault cash on the condensed consolidated balance sheet with an offsetting amount reported as automated teller machine vault cash payable.  As of June 30, 2010 and December 31, 2009, automated teller machine vault cash and automated teller machine vault cash payable both totaled $250,000.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 295,243 shares of common stock and stock warrants to purchase 135,000 shares of common stock that were outstanding at June 30, 2010 were not included in the computation of diluted earnings per share for the three months ended June 30, 2010 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.  Stock options to purchase 364,800 shares of common stock and stock warrants to purchase 135,000 shares of common stock that were outstanding at June 30, 2009 were not included in the computation of diluted earnings per share for the three months ended June 30, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Numerator
Income from continuing operations	$120,633	$557,031

Numerator for diluted income per share available to common stockholders	$120,633	$557,031

Denominator
Weighted average shares	21,943,940	21,873,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,807,531	447,465

Denominator for diluted income per share adjusted weighted shares after assumed exercises	23,751,471	22,321,389

Income per common share - basic:
Net Income per common share	$0.01	$0.03

Income per common share - diluted:
Net Income per common share	$0.01	$0.03

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Numerator
Income from continuing operations	$439,201	$653,793
Income from discontinued operations	-	-

Numerator for diluted income per share available to common stockholders	$439,201	$653,793

Denominator
Weighted average shares	21,918,189	21,428,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,840,895	-

Denominator for diluted income per share adjusted weighted shares after assumed exercises	23,759,084	21,428,924

Income per common share - basic:
Net Income per common share	$0.02	$0.03

Income per common share - diluted:
Net Income per common share	$0.02	$0.03

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

Stock-based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, compensation expense is recognized to reflect the remaining service period of share-based awards.  The stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations. During the three-month periods ended June 30, 2010 and 2009, the Company recorded $55,224 and $29,374, respectively, of stock compensation expenses.  During the six-month periods ended June 30, 2010 and 2009, the Company recorded $102,379 and $55,085, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  For each quarter the Company achieves its net income budget, the Company will match up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  During the three-month periods ended June 30, 2010 and 2009, the Company recorded $10,963 and $10,329, respectively, of expenses relating to this plan.  During the six-month periods ended June 30, 2010 and 2009, the Company recorded $23,495 and $21,050, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.

During the three-month period ended June 30, 2010, the Company did not record any amounts pertaining to this plan.  During the three-month period ended June 30, 2009, the Company recorded $51,601 of expenses relating to this plan.

During the six-month period ended June 30, 2010, the Company recorded $26,716 of bonus and estimated payroll tax expenses relating to this plan.  Of the $26,716 recorded during the six-month period ended June 30, 2010, $9,487 is held back and will be paid upon achievement of fiscal 2010 net profits.  During the six-month period ended June 30, 2009, the Company recorded $107,189 of expenses relating to this plan.

Recent Accounting Pronouncements

Recent accounting pronouncements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10 that requires new fair value disclosures and clarifies existing fair value disclosures required under FASB ASC 820-10. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new provisions within ASU 2010-06 did not have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Accounts payable	$1,341,358	$624,874
Accrued commissions/residual payments	1,258,880	1,223,734
Accrued cost of cash and cash replenishment expenses	326,455	440,043
Accrued payroll	284,225	332,117
Accrued audit fees	47,250	84,000
Asset Retirement Obligation	63,074	63,074
Accrued taxes	51,414	64,500
Other	234,603	151,241
Accounts payable and accrued liabilities	$3,607,259	$2,983,583

4.	SENIOR LENDERS’ NOTES PAYABLE AND NOTES PAYABLE

On June 18, 2010, the Company, entered into a $17.0 million credit facility with Fifth Third Bank  ("Fifth Third").  The credit facility consists of three components:  (i) a term loan of $5.0 million, (ii) a draw loan of up to $2.0 million, and (iii) an equipment finance line of up to $10.0 million.

The term loan and the draw loan are covered by a Loan and Security Agreement, dated as of June 18, 2010 (the "Loan Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., EFT Integration, Inc. (all subsidiaries of the Company) and Fifth Third.

On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan.   The Company will repay the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013.  The Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater.

Upon entering into the Loan Agreement, the Company repaid in full all outstanding borrowings under and terminated its (1) Credit and Security Agreement, dated as of December 23, 2009, with SunTrust Bank ("SunTrust") (the "First Prior Loan Agreement"), and (2) Loan and Security Agreement, dated as of December 29, 2009 (the "Second Prior Loan Agreement"), with Proficio Bank (“Proficio”).  See Note #10 “Loss on Early Extinguishment of Debt” for detail of the charges relating to the extinguishment of these debts.

Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million.  The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note.  The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest, with the final payment to be made no later than November 30, 2011.  The Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater.  The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line.  As of June 30, 2010, the Company had drawn down $200,372 against the Draw Promissory Note.

The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third.  The Lease Agreement and the corresponding equipment finance line available from Fifth Third, will be used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period.  The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each drawdown.  Currently, the interest rate on this line is calculated on the same formula as that in the Term Promissory Note and the Draw Promissory Note, but the Company anticipates entering into a SWAP agreement to lock in the interest rate on the equipment line.  The line is secured by any equipment that is purchased pursuant to the line.  As of June 30, 2010, the Company had drawn down $1,916,312 against the Lease Agreement.

The Loan Agreement contains customary representations, warranties and covenants, including covenants on the following:  (1) due authorization; (2) compliance with laws; (3) absence of breach; (4) collateral ownership and limitation of liens; (5) preparation of financial statements; (6) litigation and taxes; (7) events of default; (8) ERISA obligations; (9) use of loan proceeds; (10) limitations on indebtedness, liens and certain investments; (11) limitations on changes in ownership structure; (12) dividends; (13) repurchases of shares; and (14) maintenance of certain accounts with Fifth Third.  The Loan Agreement, Term Promissory Note, and Draw Promissory Note also include customary default provisions, including, without limitation, payment defaults, cross-defaults to other material indebtedness, and bankruptcy and insolvency.  In general, upon an event of default, Fifth Third may, among other things, declare the outstanding principal and interest immediately due and payable.

Pursuant to the terms of the Loan Agreement and the Lease Agreement (as defined and described below), the Company granted Fifth Third a security interest in all of its assets, and the agreements are cross-collateralized.

As of June 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third.

On March 27, 2009, the Company entered into a credit and security agreement (the “Credit Agreement”) with SunTrust Bank (“SunTrust”).  The Credit Agreement provided for a maximum term loan of up to $5 million.  On March 27, 2009, the Company borrowed $5 million under the Credit Agreement and issued a promissory note in such amount to SunTrust.  The proceeds were used to repay CAMOFI Master LDC (“CAMOFI”) in connection with the settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.  Upon entering into the Credit Agreement, the Company repaid in full all outstanding borrowings under and terminated (1) its Fourth Amended and Restated Loan Agreement, entered into as of September 28, 2007 (the “Prior Loan Agreement”), by and between the Company and Wachovia Bank, and (2) its Consolidated Renewal Promissory Note issued on September 28, 2007 (the “Renewal Note”) to Wachovia Bank.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of the charges relating to the extinguishment of these debts.

5.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2010 and 2012 and provide for lease payments at interest rates from 5.99% up to 12.11% per annum. See Financial Footnote #12 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2009.

During the three-month period ended June 30, 2010, we entered into $202,209 of new capital lease obligations.  As of June 30, 2010, approximately $810,100 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

The effective tax rates for the three months ended June 30, 2010 and 2009 were approximately 0.0% and 0.0%; respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were approximately 0.0% and 0.0%; respectively. While there is no difference in the effective tax rate for the three months and six months ended June 30, 2010 over the respective previous periods, the effective tax rates for the three months and six months ended June 30, 2010 differs from our expected tax rates for the periods then-ended primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at June 30, 2010 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2009, the Company had net operating loss carryforwards remaining of approximately $22.7 million that may be offset against future taxable income through 2028.  As part of management’s tax strategies they will be reviewing the use of the net operating loss carryforwards. The Company is reviewing its tax depreciation methods for future utilization of the net operating loss.

At December 31, 2009, we had approximately $1,147,200 of total unrecognized tax benefits. There were no changes to the unrecognized tax benefits during 2010.  We are subject to the income tax jurisdictions of the U.S., as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2005 and, with few exceptions, to state examinations before 2005.

8.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2010:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, March 31, 2010	21,943,940	$21,992	$22,977,975	$(6,026,366)	$(41,966)	$16,931,635

Stock compensation expense	-	-	55,224	-	-	55,224

Net income	-	-	-	120,633	-	120,633

Balances, June 30, 2010	21,943,940	$21,992	$23,033,199	$(5,905,733)	$(41,966)	$17,107,492

9.	FAIR VALUE MEASUREMENT

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

As of June 30, 2010, there were no financial assets and liabilities that were accounted for at fair value on a recurring basis.

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the six-month period ended June 30, 2009, we recorded $7,921 of income relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.  The interest rate swap agreement was terminated on March 27, 2009 upon the Company entering into the Credit Agreement with SunTrust Bank.

10.	LOSS ON EARLY EXTINGUISHMENT OF DEBT

As discussed in Note #4 “Senior Lenders’ Notes Payable and Notes Payable,” on June 18, 2010 the Company entered into the Loan Agreement with Fifth Third Bank.  The proceeds were used to repay outstanding principal balances under loan agreements with SunTrust and Proficio.

Also, as discussed in Note #4 “Senior Lenders’ Notes Payable and Notes Payable,” on March 27, 2009 the Company entered into the Credit Agreement with SunTrust Bank.  The proceeds were used to repay CAMOFI in connection with a settlement agreement, effective as of March 17, 2009, between the Company and CAMOFI, and to repay the outstanding principal balance under a loan agreement with Wachovia Bank.

In accordance with GAAP, the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.

The following summarizes the amounts charged to loss on early extinguishment of debt for the six-month periods ended June 30, 2010 and June 30, 2009:

	For the Six Months Ended
Item description	June 30, 2010	June 30, 2009

Accelerated accretion of discount on notes payable	$-	$249,419

Accelerated amortization of capitalized loan fees	$61,508	$76,493

Accelerated expense of prepaid loan fees	$-	$6,400

Stock expense relating to repriced warrants on debt settlement	$-	$107,025

Stock expense relating to warrants issued to subordinated note holders	$-	$28,054

Prepayment fees on debt settlement	$40,638	$-

Total loss on early extinguishment of debt	$102,146	$467,391

11.	BUSINESS SEGMENT INFORMATION

FASB requires that companies report separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. In computing operating profit and net income for the DVD services business, no allocations of general corporate expenses have been made and therefore these are included in the ATM services business as the DVD services business only includes expenses directly related to its business.

The following table summarizes our revenue, gross profit, SG&A, depreciation, operating income and net income by segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue:
ATM Services	$5,446,960	$5,369,408	$10,784,168	$10,783,842
DVD Services	59,945	-	102,815	-
Consolidated revenue	$5,506,905	$5,369,408	$10,886,983	$10,783,842

Gross profit:
ATM Services	$2,556,994	$2,555,464	$5,095,798	$5,114,019
DVD Services	(46,183)	-	(62,843)	-
Consolidated gross profit	$2,510,811	$2,555,464	$5,032,955	$5,114,019

SG&A:
ATM Services	$1,381,369	$1,334,271	$2,813,552	$2,627,234
DVD Services	221,340	-	315,020	-
Consolidated SG&A	$1,602,709	$1,334,271	$3,128,572	$2,627,234

Depreciation:
ATM Services	$295,897	$289,848	$590,641	$559,342
DVD Services	25,308	-	40,459	-
Consolidated depreciation	$321,205	$289,848	$631,100	$559,342

Operating income (loss):
ATM Services	$625,171	$706,904	$1,190,561	$1,483,674
DVD Services	(292,830)	-	(418,321)	-
Consolidated operating income	$332,341	$706,904	$772,240	$1,483,674

Net income (loss):
ATM Services	$413,463	$557,031	$857,522	$653,793
DVD Services	(292,830)	-	(418,321)	-
Consolidated net income	$120,633	$557,031	$439,201	$653,793

The following table summarizes total assets by segment for the periods indicated:

	(Unaudited)	(Audited)
	June 30	December 31
	2010	2009
Assets:
ATM Services	$25,511,003	$25,627,067
DVD Services	3,550,632	489,882
Consolidated assets	$29,061,635	$26,116,949

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

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during fiscal 2009, and is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores. Our DVD kiosks, through our brand InstaFlix,  serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Recent Events

Revenue Trends - The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various EFT networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change is expected to reduce our ATM operating gross profits by approximately $20,000 - $25,000 a month beginning April 1, 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.  For additional details on this rate change and other risks associated with interchange revenues, see Part II, Item 1A. “Risk Factors”.

Financial Regulatory Reform in the United States - The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized for some time.  Accordingly, at this point, we do not believe that the regulations that are likely to arise from the Act will have a material impact on our operations.  However, based on the current language contained within the Act, it is uncertain whether the regulation of interchange fees for electronic debit transactions will apply to ATM cash withdrawal transactions.  If ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on our future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change would likely result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs).

Results of Continuing Operations

The following tables set forth certain consolidated statement of continuing operations data as a percentage of revenues for the periods indicated.  Percentages may not add due to rounding.

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Revenues	100.0%	100.0%
Cost of revenues	54.4%	52.4%
Gross profit	45.6%	47.6%

Depreciation expense	5.8%	5.4%
Amortization of intangible merchant contracts	3.6%	3.6%
Selling, general and administrative	29.1%	24.8%
Stock compensation expense	1.0%	0.5%
Total operating expenses	39.6%	34.4%
Operating income from continuing operations before items shown below	6.0%	13.2%

Interest expense, net	(2.0)%	(2.8)%
Loss on early extinguishment of debt	(1.9)%	0.0%
Net income	2.2%	10.4%
EBITDA (1)	13.6%	22.2%

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Revenues	100.0%	100.0%
Cost of revenues	53.8%	52.6%
Gross profit	46.2%	47.4%

Depreciation expense	5.8%	5.2%
Amortization of intangible merchant contracts	3.7%	3.6%
Selling, general and administrative	28.7%	24.4%
Stock compensation expense	0.9%	0.5%
Total operating expenses	39.1%	33.7%
Operating income from continuing operations before items shown below	7.1%	13.7%

Interest expense, net	(2.1)%	(3.4)%
Loss on early extinguishment of debt	(0.9)%	(4.3)%
Net income	4.0%	6.0%
EBITDA (1)	15.6%	18.2%

(1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009:

Revenues

The Company reported total operating revenue from continuing operations of $5,506,905 for the three-month period ended June 30, 2010 as compared to $5,369,408 for the three-month period ended June 30, 2009.  The increase was a result of higher ATMs and ATM transaction volumes during the second quarter of 2010 as compared to 2009, offset by a decrease in interchange revenue due to a reduction in MasterCard’s interchange rate.  Additionally, we recorded approximately $60,000 of DVD rental revenue for the second quarter of 2010.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $2,813,944  to $2,996,094  for the three-month period ended June 30, 2009 to the three-month period ended June 30, 2010.  Approximately $106,000 of the increase in cost of revenues year over year related to our DVD business.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended June 30, 2010 and 2009 were approximately 45.6%, or $2,510,811, and approximately 47.6%, or  $2,555,464, respectively. The decreased gross profit and gross profit percentage for the second quarter of 2010 versus the same period in 2009 was mainly attributable to the increased cost of revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended June 30, 2010 and 2009 were $2,178,470  and $1,848,560, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of the principal components of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $1,602,709, or 29.1% of revenue for the three-month period ended June 30, 2010 from $1,334,271, or 24.8% of revenue for the three-month period ended June 30, 2009.   The increase in SG&A expenses was mainly due to $221,340 of SG&A  expenses incurred in connection with our DVD rental kiosk initiative.  Such DVD-related expenses included the costs of  hired consultants and employees with industry expertise to spearhead our efforts in this line of business, travel expenses and other typical SG&A expenses such as marketing, professional fees, shipping, etc.  Also contributing to the increase in SG&A expenses year over year are investor relations expenses, expenses relating to the hiring of an investment banking firm to evaluate possible merger and acquisitions, increases in headcount-related expenses and increased state sales tax accruals.

Depreciation Expense

Depreciation expense from continuing operations increased for the three-month period ended June 30, 2010 to $321,205  from $289,848  for the same period in 2009.  The increase was due to increased ATM and DVD kiosks purchased during 2009 and 2010 to support new business in both business lines.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended June 30, 2010 to $199,332 from $195,067 for the same period in 2009.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended June 30, 2010 and 2009, we recorded stock compensation expenses of $55,224 and $29,374, respectively.  The increase was mainly due to increased stock option grants during the fourth quarter fiscal 2009 and the first quarter of 2010.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended June 30, 2010 in the amount of $332,341 as compared to operating income from continuing operations of $706,904 in the three-month period ended June 30, 2009.  The decrease in operating income was primarily due to the increased SG&A and depreciation expenses discussed above.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended June 30, 2010 to $109,562 from $149,873 for the three-month period ended June 30, 2009.  The decrease was mainly due decreased debt balances at the three-month period ended June 30, 2010, as compared to the debt balances at the three-month period ended June 30, 2009.

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Interest expense, net	$109,562	$147,017
Accretion of discount on notes payable	-	2,856
Total interest expense, net	$109,562	$149,873

Loss on early extinguishment of debt

During the three-month period ended June 30, 2010, we recorded $102,146 of expenses relating to the payoff of debt balances with a senior lender and a note payable.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Net Income

We had net income of $120,633 for the three-month period ended June 30, 2010, as compared to net income of $557,031 for the three-month period ended June 30, 2009.  The decrease in net income year over year was primarily due to the investment in our DVD business.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009:

Revenues

The Company reported total operating revenue from continuing operations of $10,886,983  for the six-month period ended June 30, 2010 as compared to $10,783,842  for the six-month period ended June 30, 2009.  During the first quarter of 2010, we saw a softening of ATM usage where severe winter weather impacted geographic locations with dense ATM concentration.  Despite the softening of ATM usage during the first quarter of 2010, we had a 3% increase in the number of ATM transactions for the first six months of 2010 as compared to the first six months of 2009.  Revenue increases due to increased transaction have been partially offset during the second quarter of 2010 by a decrease in interchange revenue due to a reduction in MasterCard’s interchange rate.  Additionally, we recorded approximately $103,000 of DVD rental revenue for the six-month period ended June 30, 2010.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $5,669,823 to $5,854,028  for the six-month period ended June 30, 2009 to the six-month period ended June 30, 2010.  Approximately $165,700 of the increase in cost of revenues year over year related to our DVD business.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the six-month periods ended June 30, 2010 and 2009 were approximately 46.2%, or $5,032,955, and approximately 47.4%, or $5,114,019, respectively. The decreased gross profit and gross profit percentage for the six-month period ended June 30, 2010 versus the same period in 2009 was mainly attributable to the increased cost of revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the six months ended June 30, 2010 and 2009 were $4,260,715  and $3,630,345, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of the principal components of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $3,128,572, or 28.7% of revenue for the six-month period ended June 30, 2010 from $2,627,234, or 24.4% of revenue for the six-month period ended June 30, 2009.   The increase in SG&A expenses was mainly due to $315,020 of SG&A  expenses incurred in connection with our DVD rental kiosk initiative.  Such DVD-related expenses included the costs of  hired consultants and employees with industry expertise to spearhead our efforts in this line of business, travel expenses and other typical SG&A expenses such as marketing, professional fees, shipping, etc.  Also contributing to the increase in SG&A expenses year over year are investor relations expenses, expenses relating to the hiring of an investment banking firm to evaluate possible merger and acquisitions, increases in headcount-related expenses and increased state sales tax accruals.

Depreciation Expense

Depreciation expense from continuing operations increased for the six-month period ended June 30, 2010 to $631,100 from $559,342 for the same period in 2009. The increase was due to increased ATM and DVD kiosks purchased during 2009 and 2010 to support new business in both business lines.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the six-month period ended June 30, 2010 to $398,664 from $388,684 for the same period in 2009.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the six-month periods ended June 30, 2010 and 2009, we recorded stock compensation expenses of $102,379 and $55,085, respectively.  The increase was mainly due to increased stock option grants during the fourth quarter fiscal 2009 and the first quarter of 2010.

Operating Income from Continuing Operations

We had operating income from continuing operations for the six-month period ended June 30, 2010 in the amount of $772,240 as compared to operating income from continuing operations of $1,483,674 in the six-month period ended June 30, 2009.

Interest Expense, Net

Interest expense, net, decreased for the six-month period ended June 30, 2010 to $230,893 from $362,490 for the six-month period ended June 30, 2009.  The decrease was mainly due to the Company refinancing its debt in March 2009 to lower interest rates combined with decreased debt balances at the six-month period ended June 30, 2010, as compared to the debt balances at the six-month period ended June 30, 2009. During the six-month period ended June 30, 2009 we recorded interest income of $7,921 relating to the interest swap agreement we entered into with our former senior lender.

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Interest expense, net	$230,893	$318,136
Accretion of discount on notes payable	-	44,354
Total interest expense, net	$230,893	$362,490

Loss on early extinguishment of debt

During the six-month periods ended June 30, 2010 and 2009, we recorded expenses of $102,146 and $467,391, respectively, relating to the payoff of debt balances with a senior lender and notes payable.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Net Income

We had net income of $439,201 for the six months ended June 30, 2010, as compared to net income of $653,793 for the six-month period ended June 30, 2009.

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

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Net income from continuing operations	$120,633	$557,031
Interest expense, net	109,562	149,873
Depreciation expense	321,205	289,848
Amortization of intangible merchant contracts	199,332	195,067
EBITDA from continuing operations	$750,732	$1,191,819

Our EBITDA from continuing operations decreased to $750,732 for the second quarter of fiscal 2010 from $1,191,819 for the second quarter of fiscal 2009. EBITDA from continuing operations as a percentage of revenues decreased to 13.6% for the second quarter of fiscal 2010 from 22.2% for the second quarter of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Net income from continuing operations	$439,201	$653,793
Interest expense, net	230,893	362,490
Depreciation expense	631,100	559,342
Amortization of intangible merchant contracts	398,664	388,684
EBITDA from continuing operations	$1,699,858	$1,964,309

Our EBITDA from continuing operations decreased to $1,699,858 for the first six months of fiscal 2010 from $1,964,309 for the first six months of fiscal 2009.  EBITDA from continuing operations as a percentage of revenues decreased to 15.6% for the first six months of fiscal 2010 from 18.2% for the first six months of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Net income from continuing operations	$120,633	$557,031
Interest expense, net	109,562	149,873
Depreciation expense	321,205	289,848
Amortization of intangible merchant contracts	199,332	195,067
Stock compensation expense	55,224	29,374
Loss on early extinguishment of debt	102,146	-
Adjusted EBITDA	$908,102	$1,221,193

Our Adjusted EBITDA decreased to $908,102 for the second quarter of fiscal 2010 from $1,221,193 for the second quarter of fiscal 2009. Adjusted EBITDA as a percentage of revenues decreased to 16.5% for the second quarter of fiscal 2010 from 22.7% for the second quarter of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Net income from continuing operations	$439,201	$653,793
Interest expense, net	230,893	362,490
Depreciation expense	631,100	559,342
Amortization of intangible merchant contracts	398,664	388,684
Stock compensation expense	102,379	55,085
Loss on early extinguishment of debt	102,146	467,391
Adjusted EBITDA	$1,904,383	$2,486,785

Our Adjusted EBITDA decreased to $1,904,383 for the first six months of fiscal 2010 from $2,486,785  for the first six months of fiscal 2009. Adjusted EBITDA as a percentage of revenues decreased to 17.5% for the first six months of fiscal 2010 from 23.1% for the first six months of fiscal 2009.

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

Net cash provided by continuing operating activities during the six-month period ended June 30, 2010 was $274,512, compared to the net cash provided by continuing operating activities during the six-month period ended June 30, 2009 of $2,144,155.   The decrease was partly attributable to $1,341,105 which was prepaid to our DVD kiosk manufacturer for DVD kiosks that will be delivered in July and installed at customer sites in July and August of 2010.

Net cash provided by financing activities was $2,377,221 due to drawdowns from the Loan Agreement (discussed in Note #4 “Senior Lenders’ Notes Payable and Notes Payable,”) offset by paying back senior lender notes and capital leases during the six-month period ended June 30, 2010.  This compared to funds used in financing activities of $1,693,713 for the six-month period ended June 30, 2009.  During the six-month period ended June 30, 2010, we deposited $800,000 into our cash account from a restricted cash deposit account pursuant to the previous Credit Agreement with SunTrust Bank.

Net cash used in investing activities was $1,753,966 during the six-month period ended June 30, 2010, mainly representing net purchases of DVD rental kiosks and ATMs. This compares to net cash used in investing activities of $245,630 for the six-month period ended June 30, 2009, representing net purchases of ATMs.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. Other than the $250,000 of automated teller machine vault cash discussed in Note # 2 “Description of Business and Summary of Significant Accounting Policies“, the vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its clients, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2010, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of June 30, 2010, the Company had 7 ATMs funded by WSFS with a vault cash outstanding balance of approximately $97,260 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2010, with a one year automatic renewal period unless one party gives 180 days notice of their intention not to renew.  As of June 30, 2010, the Company had 1,457 ATMs funded by Elan with a vault cash outstanding balance of about approximately $36,107,792.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of June 30, 2010, Nationwide had 50 branded financial partners, which funded 496 ATMs.

Working Capital

As of June 30, 2010, we had current assets of $7,046,871 and current liabilities of $6,232,128, which results in working capital of $814,743 as compared to current assets of $3,964,533 and current liabilities of $5,133,277, which results in a negative working capital of $1,168,744 as of June 30, 2009. The ratio of current assets to current liabilities increased to 1.13 at June 30, 2010 from 0.77 at June 30, 2009.  The positive working capital as of June 30, 2010 was mainly attributable to $1,341,105 worth of DVD kiosks currently booked to prepaid expenses and other current assets, which represents monies paid to DVD kiosk manufacturer in advance for DVD kiosks to be delivered during July and August of 2010.  This amount will be moved to fixed assets when the kiosks are installed at customer locations.  Excluding these amounts,  we would have had a negative working capital of $526,362 as of June 30, 2010.   Despite the adjusted negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2010.  As of June 30, 2010, we were in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third Bank.

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

ITEM  4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Note #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors

Other than the risk factors discussed below, there have been no material changes from risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.  Interchange fees, which represented approximately 34% of our total ATM operating revenues for the year ended December 31, 2009, are set by the various EFT networks through which transactions conducted on our devices are routed.  Interchange fees are set by each network and typically vary from one network to the next.  Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change is expected to reduce our ATM operating gross profits by approximately $20,000 -  $25,000 a month beginning April 1, 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.

We depend upon third-party manufacturers of our DVD rental kiosks and related software.  We depend upon third-party manufacturers to manufacture our kiosks. We intend to continue expanding our installed base in the U.S. and such expansion may be limited by the manufacturing capacity of the third-party manufacturers who may not be able to meet our manufacturing needs in a satisfactory and timely manner. Furthermore, we are reliant on the third-party manufacturer for the development of its core software technology. Any failure by them to develop, produce and manufacture functional DVD rental kiosks and related software could harm our business, financial condition and results of operations.

We depend upon third parties for the maintenance and servicing of our kiosks and the fulfillment of our DVD titles.   We depend upon a third-party distributors for the fulfillment of our DVD titles,  third-party providers for payment processing and third-party service providers for the maintenance and servicing of our kiosks.  Any failure by us to maintain these existing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

Any significant disruption in our computer systems or equipment could result in a loss of users.   The operation of our DVD rental kiosks is dependent on their ability to connect to our back-end platform running in our datacenters. Our reputation and ability to attract, retain and serve our users are dependent upon the reliable performance of our network infrastructure and fulfillment processes. Interruptions in these systems could hinder our ability to process transactions, which could diminish the attractiveness of our service to existing and potential users.

If we are unable to build our brand, our ability to attract and retain users may be adversely affected.   We are still developing our brand identity, InstaFlix, and we must build strong brand identity to compete successfully. To succeed, will have to compete for users against other brands that have greater recognition, such as Redbox and NCR/Blockbuster Express. To the extent dissatisfaction with our service is not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain users of our service may be adversely affected.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected. If we do not acquire sufficient copies of popular DVDs, we may not satisfy user demand, and our user satisfaction and results of operations could be adversely affected.  Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our user demand, our inventory utilization would become less effective and our gross margins would be adversely affected.  Our ability to accurately predict user demand may impact our ability to acquire appropriate quantities of certain DVDs.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. [Removed and Reserved]

ITEM  5. Other Information

None.

ITEM  6. Exhibits

Exhibit Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001(Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

4.1	Securities Purchase Agreement dated March 11, 2005 of Global Axcess Corp (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the SEC on April 4, 2005).

10.1
Loan and Security Agreement, dated as of June 18, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (Incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

10.2	Term Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (Incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

10.3	Draw Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (Incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

10.4	Master Equipment Lease Agreement, dated June 18, 2010, by and among Global Axcess Corp and Fifth Third Bank (Incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 11, 2010 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of August, 2010.

Signature	Title

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer

/s/George A. McQuain
George A. McQuain	President, Chief Executive Officer and Director