Form 10-Q
period 2010-09-30
GLOBAL AXCESS CORP
filed 2010-11-10
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer                                                                     Accelerated Filer 
Non-accelerated Filer                                                                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).          Yes No ☒

As of November 09, 2010, the registrant had 22,139,444 shares outstanding of the common stock ($0.001 par value).

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,285,290	$2,007,860
Automated teller machine vault cash	250,000	250,000
Accounts receivable, net of allowance of $3,678 in 2010 and $12,616 in 2009	831,638	845,000
Inventory, net of allowance for obsolescence of $82,572 in 2010 and $94,572 in 2009	982,231	308,031
Deferred tax asset - current	868,848	868,848
Prepaid expenses and other current assets	202,966	132,100
Total current assets	5,420,973	4,411,839

Fixed assets, net	9,067,043	5,299,661

Other assets
Merchant contracts, net	10,190,858	10,665,613
Intangible assets, net	4,166,740	4,095,911
Deferred tax asset - non-current	813,618	813,618
Restricted cash	-	800,000
Other assets	72,807	30,307

Total assets	$29,732,039	$26,116,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,960,330	$2,983,583
Automated teller machine vault cash payable	250,000	250,000
Notes payable - related parties - current portion, net	28,955	26,722
Notes payable - current portion	21,222	19,803
Senior lenders' notes payable - current portion, net	1,980,412	1,828,572
Capital lease obligations - current portion	444,740	667,233
Total current liabilities	6,685,659	5,775,913

Long-term liabilities
Notes payable - related parties - long-term portion, net	51,254	72,690
Notes payable - long-term portion	57,132	73,120
Senior lenders' notes payable - long-term portion, net	5,652,933	3,300,000
Capital lease obligations - long-term portion	216,866	329,314
Total liabilities	12,663,844	9,551,037

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized,
22,237,861 and 21,931,786 shares issued and 22,084,836 and 21,883,924 shares
outstanding at 09/30/10 and 12/31/09, respectively	22,133	21,932
Additional paid-in capital	23,129,595	22,900,880
Accumulated deficit	(6,001,567)	(6,344,934)
Treasury stock; 153,025 and 47,862 shares of common stock at cost
at 09/30/10 and 12/31/09, respectively	(81,966)	(11,966)
Total stockholders' equity	17,068,195	16,565,912
Total liabilities and stockholders' equity	$29,732,039	$26,116,949

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Revenues	$5,779,313	$5,314,857

Cost of revenues	3,473,994	2,787,699
Gross profit	2,305,319	2,527,158

Operating expenses
Depreciation expense	382,160	303,864
Amortization of intangible merchant contracts	207,665	201,790
Selling, general and administrative	1,619,125	1,367,182
Stock compensation expense	54,288	30,979
Total operating expenses	2,263,238	1,903,815
Operating income from continuing operations
before items shown below	42,081	623,343

Interest expense, net	(137,915)	(147,299)
Net Income (loss)	$(95,834)	$476,044

Income (loss) per common share - basic:
Net Income (loss) per common share	$0.00	$0.02

Income (loss) per common share - diluted:
Net Income (loss) per common share	$0.00	$0.02

Weighted average common shares outstanding:
Basic	21,954,030	21,883,924
Diluted	21,954,030	23,471,284

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues	$16,666,296	$16,098,699

Cost of revenues	9,328,022	8,457,522
Gross profit	7,338,274	7,641,177

Operating expenses
Depreciation expense	1,013,260	863,206
Amortization of intangible merchant contracts	606,329	590,474
Selling, general and administrative	4,747,697	3,994,416
Stock compensation expense	156,667	86,064
Total operating expenses	6,523,953	5,534,160
Operating income from continuing operations
before items shown below	814,321	2,107,017

Interest expense, net	(368,808)	(509,789)
Loss on early extinguishment of debt	(102,146)	(467,391)
Net Income	$343,367	$1,129,837

Income per common share - basic:
Net Income per common share	$0.02	$0.05

Income per common share - diluted:
Net Income per common share	$0.01	$0.05

Weighted average common shares outstanding:
Basic	21,930,267	21,579,475
Diluted	23,481,861	22,442,190

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Income from continuing operations	$343,367	$1,129,837
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Stock based compensation	156,667	86,064
Stock options issued to consultants in lieu of cash compensation	-	16,063
Loss on early extinguishment of debt	61,508	467,391
Depreciation expense	1,013,260	863,206
Amortization of intangible merchant contracts	606,329	590,474
Amortization of capitalized loan fees	25,250	21,706
Allowance for doubtful accounts	12,824	(1,707)
Allowance for inventory obsolescence	(12,000)	47,227
Non-cash interest income on swap agreement with senior lender	-	(7,921)
Accretion of discount on notes payable	-	47,211
Changes in operating assets and liabilities:
Change in automated teller machine vault cash	-	(250,000)
Change in accounts receivable	538	47,728
Change in inventory	(722,804)	(247,818)
Change in prepaid expenses and other current assets	(70,866)	40,186
Change in other assets	(42,500)	(21,075)
Change in intangible assets, net	(157,587)	(70,696)
Change in accounts payable and accrued liabilities	976,747	247,533
Change in automated teller machine vault cash payable	-	250,000
Net cash provided by continuing operating activities	2,190,733	3,255,409

Cash flows from investing activities:
Costs of acquiring merchant contracts	(131,574)	(81,141)
Purchase of property and equipment	(4,459,354)	(628,365)
Net cash used in investing activities	(4,590,928)	(709,506)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,249	9,100
Proceeds from senior lenders' notes payable	8,083,407	5,000,000
Proceeds from notes payable	710,533	69,905
Change in restricted cash	800,000	(800,000)
Principal payments on senior lenders' notes payable	(5,578,634)	(5,814,286)
Principal payments on notes payable	(725,102)	(7,208)
Principal payments on notes payable - related parties	(19,203)	(17,139)
Principal payments on capital lease obligations	(595,625)	(648,702)
Net cash provided by (used in) financing activities	2,677,625	(2,208,330)
Increase in cash	277,430	337,573
Cash, beginning of period	2,007,860	1,560,910
Cash, end of the period	$2,285,290	$1,898,483

Cash paid for interest	$345,942	$447,764
See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	September 30, 2010	September 30, 2009

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(60,604)	$(241,833)
Total non-cash operating activities	$(60,604)	$(241,833)

Investing activities:
Purchase of assets under capital lease obligations	$260,684	$464,723
Net transfer of de-installed net fixed assets (to) from inventory	60,604	241,833
Total non-cash investing activities	$321,288	$706,556

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 105,163 shares of common stock at cost	$(70,000)	$-
Treasury Shares in lieu of cash for stock option exercises	-	-
Total non-cash financing activities	$(70,000)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

All fiscal 2010 adjustments are of normal recurring nature.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk solutions.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company currently owns, manages or operates approximately 4,900 self-service kiosks in its national network spanning 43 states.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in its condensed consolidated balance sheets, and the amounts of revenues and expenses reported for each of its fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments,  inventory and income taxes. Actual results could differ from these estimates. The following accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the Company’s condensed consolidated financial statements.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received.  During the nine-month period ended September 30, 2010, the Company did not book any revenue on breached contracts.

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

During the three-month and nine-month periods ended September 30, 2010, revenues generated from our DVD rental kiosks were $359,105 and $461,920, respectively.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2010 and 2009:

Revenues:

	For the Three Months Ended
	September 30, 2010	September 30, 2009

ATM Surcharge / Convenience Fee revenue	$3,156,113	$3,009,025
ATM Interchange revenue	1,717,123	1,814,198
ATM Processing revenue	43,644	45,103
ATM Sales revenue	139,439	67,160
Other ATM revenue	363,889	373,833
DVD Rental revenue	359,105	5,538
Total revenue	$5,779,313	$5,314,857

	For the Three Months Ended
	September 30, 2010	September 30, 2009

ATM Operating revenue	$5,280,769	$5,242,159
ATM Sales revenue	139,439	67,160
DVD Operating revenue	359,105	5,538
Total revenue	$5,779,313	$5,314,857

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

ATM Surcharge / Convenience Fee revenue	$9,428,929	$8,986,970
ATM Interchange revenue	5,319,653	5,495,201
ATM Processing revenue	131,795	161,687
ATM Sales revenue	279,049	271,203
Other ATM revenue	1,044,950	1,178,100
DVD Rental revenue	461,920	5,538
Total revenue	$16,666,296	$16,098,699

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

ATM Operating revenue	$15,925,327	$15,821,958
ATM Sales revenue	279,049	271,203
DVD Operating revenue	461,920	5,538
Total revenue	$16,666,296	$16,098,699

Cost of Revenues:

	For the Three Months Ended
	September 30, 2010	September 30, 2009

ATM Merchant residual / commission costs	$1,609,109	$1,585,053
ATM Cost of cash	570,377	442,833
ATM Processing costs	282,849	221,928
ATM Communication costs	130,759	156,484
ATM Sales costs	144,777	49,509
Other ATM cost of revenues	309,265	322,276
DVD operating costs	426,858	9,616
Total cost of revenues	$3,473,994	$2,787,699

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Cost of ATM Operating revenue	$2,902,359	$2,728,574
ATM Sales costs	144,777	49,509
Cost of DVD Operating revenue	426,858	9,616
Total cost of revenues	$3,473,994	$2,787,699

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

ATM Merchant residual / commission costs	$4,701,863	$4,970,103
ATM Cost of cash	1,663,471	1,273,950
ATM Processing costs	786,698	647,279
ATM Communication costs	429,836	438,644
ATM Sales costs	276,671	251,934
Other ATM cost of revenues	876,967	859,996
DVD operating costs	592,516	15,616
Total cost of revenues	$9,328,022	$8,457,522

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cost of ATM Operating revenue	$8,458,835	$8,189,972
ATM Sales costs	276,671	251,934
Cost of DVD Operating revenue	592,516	15,616
Total cost of revenues	$9,328,022	$8,457,522

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

Also included in inventory is the library of DVDs in the Company’s DVD rental kiosks.  DVDs are initially recorded at cost and are amortized into cost of sales over an assumed useful life to their estimated salvage value and substantially all of the amortization expense is recognized within nine months to one year of the assumed life of the DVDs.

At September 30, 2010, the Company's inventory, net of an allowance for obsolescence of $82,572, totaled $982,231.  Of the $1,064,803 of gross inventory at September 30, 2010, $825,763 related to DVD library.

The components of inventory for the period ended September 30, 2010 are as follows:

September 30, 2010

ATM Parts and supplies	$116,189
Automated teller machines	122,851
DVD library	825,763
1,064,803
Less: reserve for inventory obsolescence	82,572
Inventory, net	$982,231

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of September 30, 2010, the Company had bad debt reserves totaling $3,678 against gross accounts receivable totaling $835,316.

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
life of improvem ent

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

The first step in impairment testing is to periodically assess the remaining contract lives, including expected renewals.  If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than 21 years, the Company adjusts the remaining amortization lives of the merchant contracts.  The Company’s merchant contracts have an average initial term of approximately seven years.  While the Company has historically experienced a higher turnover rate among its merchant-owned clients than with its company-owned portfolio, the Company is currently experiencing an average of 2.2 renewals on its current merchant-owned contracts acquired through the end of fiscal 2005.  In accordance with GAAP, an entity shall consider its own historical experience about renewal or extension used to determine the useful life of a recognized intangible asset.  Until such time when the Company’s historical experience does not support the useful and economic life of the merchant contracts, the Company concludes that the current economic life of 21 years is appropriate.

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

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2010:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	157,691	12,310	145,381
Merchant contracts	14,949,867	4,759,009	10,190,858
Total Intangible assets and merchant contracts	$19,297,203	$4,939,605	$14,357,598

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at September 30, 2010, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value because of the short-term maturities of these instruments.

Automated Teller Machine Vault Cash and Automated Teller Machine Vault Cash Payable

Automated teller machine vault cash consists of funds collected from a branded bank partner to be utilized in managing the cash in a selected number of their ATMs.  These funds are reported as automated teller machine vault cash on the condensed consolidated balance sheet with an offsetting amount reported as automated teller machine vault cash payable.  As of September 30, 2010 and December 31, 2009, automated teller machine vault cash and automated teller machine vault cash payable both totaled $250,000.

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from continuing operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 2,901,905 shares of common stock and stock warrants to purchase 165,000 shares of common stock that were outstanding at September 30, 2010 were not included in the computation of diluted earnings per share for the three months ended September 30, 2010 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.  Stock options to purchase 1,028,940 shares of common stock and stock warrants to purchase 480,000 shares of common stock that were outstanding at September 30, 2009 were not included in the computation of diluted earnings per share for the three months ended September 30, 2009 because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and; therefore, the effect would have been anti-dilutive.

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Numerator
Income (loss) from continuing operations	$(95,834)	$476,044

Numerator for diluted income (loss) per share
available to common stockholders	$(95,834)	$476,044

Denominator
Weighted average shares	21,954,030	21,883,924
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	1,587,360

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	21,954,030	23,471,284

Income (loss) per common share - basic:
Net Income (loss) per common share	$0.00	$0.02

Income (loss) per common share - diluted:
Net Income (loss) per common share	$0.00	$0.02

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Numerator
Income from continuing operations	$343,367	$1,129,837

Numerator for diluted income per share
available to common stockholders	$343,367	$1,129,837

Denominator
Weighted average shares	21,930,267	21,579,475
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	1,551,594	862,715

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	23,481,861	22,442,190

Income per common share - basic:
Net Income per common share	$0.02	$0.05

Income per common share - diluted:
Net Income per common share	$0.01	$0.05

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

Stock-based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, compensation expense is recognized to reflect the remaining service period of share-based awards.  The stock-based compensation expense is included in operating expenses in the condensed consolidated statements of operations. During the three-month periods ended September 30, 2010 and 2009, the Company recorded $54,288 and $30,979, respectively, of stock compensation expenses.  During the nine-month periods ended September 30, 2010 and 2009, the Company recorded $156,667 and $86,064, respectively, of stock compensation expenses.

Performance Based 401k Contribution Plan

Effective fiscal 2007, the Company implemented a performance based incentive program matching 401k contributions.  During fiscal year 2009, for each quarter the Company achieved its net income budget, the Company matched up to 50% of the first 6% of an employee’s 401k contributions during that respective quarter.  For fiscal year 2010, there is no qualification of the Company achieving its net income budget and the Company match is automatic.  During the three-month periods ended September 30, 2010 and 2009, the Company recorded $12,910 and $0, respectively, of expenses relating to this plan.  During the nine-month periods ended September 30, 2010 and 2009, the Company recorded $36,405 and $21,050, respectively, of expenses relating to this plan.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company.  A quarterly cash bonus pool is funded by the Company’s achievement of net profits.

During the three-month period ended September 30, 2010, the Company did not record any amounts pertaining to this plan.  During the three-month period ended September 30, 2009, the Company recorded $55,588 of expenses relating to this plan.

During the nine-month period ended September 30, 2010, the Company recorded $26,716 of bonus and estimated payroll tax expenses relating to this plan.  Of the $26,716 recorded during the nine-month period ended September 30, 2010, $9,487 was accrued and will be paid upon achievement of fiscal 2010 net profits.  During the nine-month period ended September 30, 2009, the Company recorded $162,777 of expenses relating to this plan.

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

3.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Accounts payable	$1,578,539	$624,874
Accrued commissions/residual payments	1,283,841	1,223,734
Accrued cost of cash and cash replenishment expenses	318,876	440,043
Accrued payroll	256,140	332,117
Accrued audit fees	65,625	84,000
Asset Retirement Obligation	63,074	63,074
Accrued taxes	37,478	64,500
Other	356,757	151,241
Accounts payable and accrued liabilities	$3,960,330	$2,983,583

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

Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million.  The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note.  The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest, with the final payment to be made no later than November 30, 2011.  The Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater.  The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line.  As of September 30, 2010, the Company had drawn down $707,443 against the Draw Promissory Note.

The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third.  The Lease Agreement and the corresponding equipment finance line available from Fifth Third, will be used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period.  The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each drawdown.  Currently, the interest rate on this line is calculated on the same formula as that in the Term Promissory Note and the Draw Promissory Note, but the Company anticipates entering into a SWAP agreement to lock in the interest rate on the equipment line.  The line is secured by any equipment that is purchased pursuant to the line.  As of September 30, 2010, the Company had drawn down $2,342,569 against the Lease Agreement.

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

As of September 30, 2010, the Company was in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third.

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

5.    COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2010 and 2012.  The average interest rate paid on these lease payments is 11.08% per annum. See Financial Footnote #12 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for fiscal 2009.

During the three-month period ended September 30, 2010, we entered into $58,475 of new capital lease obligations.  As of September 30, 2010, approximately $661,606 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

7.     INCOME TAXES

The effective tax rates for the three months ended September 30, 2010 and 2009 were approximately 0.0% and 0.0%; respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 0.0% and 0.0%; respectively. While there is no difference in the effective tax rate for the three months and nine months ended September 30, 2010 over the respective previous periods, the effective tax rates for the three months and nine months ended September 30, 2010 differs from our expected tax rates for the periods then-ended primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at September 30, 2010 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

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

8.  CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2010:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, June 30, 2010	21,943,940	$21,992	$23,033,199	$(5,905,733)	$(41,966)	$17,107,492

Stock compensation expense	-	-	54,288	-	-	54,288

Stock warrants exercised, cashless	128,571	129	39,871	-	(40,000)	-

Exercise of stock options	12,325	12	2,237	-	-	2,249

Net (loss)	-	-	-	(95,834)	-	(95,834)

Balances, September 30, 2010	22,084,836	$22,133	$23,129,595	$(6,001,567)	$(81,966)	$17,068,195

9. FAIR VALUE MEASUREMENT

FASB guidance regarding fair value measurements defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  The guidance is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which application has been deferred for one year.

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

As of September 30, 2010, there were no financial assets and liabilities that were accounted for at fair value on a recurring basis.

Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.  During the nine-month period ended September 30, 2009, we recorded $7,921 of income relating to the interest rate swap which is included in the interest expense, net in our condensed consolidated statements of operations.  The interest rate swap agreement was terminated on March 27, 2009 upon the Company entering into the Credit Agreement with SunTrust Bank.

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

The following summarizes the amounts charged to loss on early extinguishment of debt for the nine-month periods ended September 30, 2010 and September 30, 2009:

	For the Nine Months Ended
Item description	September 30, 2010	September 30, 2009

Accelerated accretion of discount on notes payable	$-	$249,419

Accelerated amortization of capitalized loan fees	$61,508	$76,493

Accelerated expense of prepaid loan fees	$-	$6,400

Stock expense relating to repriced warrants on debt settlement	$-	$107,025

Stock expense relating to warrants issued to subordinated note holders	$-	$28,054

Prepayment fees on debt settlement	$40,638	$-

Total loss on early extinguishment of debt	$102,146	$467,391

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

The following table summarizes our revenue, gross profit, SG&A, depreciation, operating income, net income and EBITDA by segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue:
ATM Services	$5,420,208	$5,309,319	$16,204,376	$16,093,161
DVD Services	359,105	5,538	461,920	5,538
Consolidated revenue	$5,779,313	$5,314,857	$16,666,296	$16,098,699

Gross profit:
ATM Services	$2,373,072	$2,531,236	$7,468,870	$7,651,255
DVD Services	(67,753)	(4,078)	(130,596)	(10,078)
Consolidated gross profit	$2,305,319	$2,527,158	$7,338,274	$7,641,177

SG&A:
ATM Services	$1,333,172	$1,302,815	$4,146,725	$3,928,516
DVD Services	285,953	64,367	600,972	65,900
Consolidated SG&A	$1,619,125	$1,367,182	$4,747,697	$3,994,416

Depreciation & Amortization:
ATM Services	$497,223	$500,351	$1,486,529	$1,448,377
DVD Services	92,602	5,303	133,060	5,303
Consolidated depreciation & amortization	$589,825	$505,654	$1,619,589	$1,453,680

Operating income (loss):
ATM Services	$488,389	$697,091	$1,678,949	$2,188,298
DVD Services	(446,308)	(73,748)	(864,628)	(81,281)
Consolidated operating income	$42,081	$623,343	$814,321	$2,107,017

Net income (loss):
ATM Services	$350,474	$549,792	$1,207,995	$1,211,118
DVD Services	(446,308)	(73,748)	(864,628)	(81,281)
Consolidated net income (loss)	$(95,834)	$476,044	$343,367	$1,129,837

EBITDA (1):
ATM Services	$985,612	$1,197,442	$3,063,332	$3,169,284
DVD Services	(353,706)	(68,445)	(731,568)	(75,978)
Consolidated EBITDA	$631,906	$1,128,997	$2,331,764	$3,093,306

(1)	See “—EBITDA”

The following table summarizes total assets by segment for the periods indicated:

	(Unaudited)	(Audited)
	September 30	December 31
	2010	2009
Assets:
ATM Services	$24,720,353	$25,627,067
DVD Services	5,011,686	489,882
Consolidated assets	$29,732,039	$26,116,949

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

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Revenues	100.0%	100.0%
Cost of revenues	60.1%	52.5%
Gross profit	39.9%	47.5%

Depreciation expense	6.6%	5.7%
Amortization of intangible merchant contracts	3.6%	3.8%
Selling, general and administrative	28.0%	25.7%
Stock compensation expense	0.9%	0.6%
Total operating expenses	39.2%	35.8%
Operating income from continuing operations
before items shown below	0.7%	11.7%

Interest expense, net	(2.4%)	(2.8%)
Net income (loss)	(1.7%)	9.0%
EBITDA (1)	10.9%	21.2%

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues	100.0%	100.0%
Cost of revenues	56.0%	52.5%
Gross profit	44.0%	47.5%

Depreciation expense	6.1%	5.4%
Amortization of intangible merchant contracts	3.6%	3.7%
Selling, general and administrative	28.5%	24.8%
Stock compensation expense	0.9%	0.5%
Total operating expenses	39.1%	34.4%
Operating income from continuing operations
before items shown below	4.9%	13.1%

Interest expense, net	(2.2%)	(3.2%)
Loss on early extinguishment of debt	(0.6%)	(2.9%)
Net income	2.1%	6.9%
EBITDA (1)	14.0%	19.2%

 (1) See “—EBITDA”

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009:

Revenues

The Company reported total operating revenue from continuing operations of $5,779,313  for the three-month period ended September 30, 2010 as compared to $5,314,857  for the three-month period ended September 30, 2009.  The increase was mainly a result of DVD rental revenue of $359,105 recorded during the third quarter of 2010.  Additionally, more ATMs and higher ATM transaction volumes during the third quarter of 2010 as compared to 2009, offset by a decrease in interchange revenue due to a reduction in MasterCard’s interchange rate, contributed to the revenue increase.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $2,787,699   to $3,473,994   for the three-month period ended September 30, 2009 to the three-month period ended September 30, 2010.  Approximately $417,000 of the increase in cost of revenues year over year related to our DVD business.  Approximately $145,000 of the increase in cost of revenues year over year were due to increased cash costs and vault cash insurance on increased number of ATMs, approximately $95,000 related to purchases of ATMs for resale.  During the quarter, a service provider increased the per-ATM cost of vault cash insurance, and this increase also contributed approximately $12,000 to the increase in cost of revenues.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the three-month periods ended September 30, 2010 and 2009 were approximately 39.9%, or $2,305,319, and approximately 47.5%, or  $2,527,158, respectively. The decreased gross profit and gross profit percentage for the third quarter of 2010 versus the same period in 2009 was mainly attributable to the increased cost of revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the three months ended September 30, 2010 and 2009 were $2,263,238 and $1,903,815, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of the principal components of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $1,619,125, or 28.0% of revenue for the three-month period ended September 30, 2010 from $1,367,182, or 25.7% of revenue for the three-month period ended September 30, 2009.   The increase in SG&A expenses was mainly due to $285,953 of SG&A  expenses incurred in connection with our DVD rental kiosk initiative.  Such DVD-related expenses included the costs of  hired consultants and employees with industry expertise to spearhead our efforts in this line of business, travel expenses and other typical SG&A expenses such as marketing, professional fees, shipping, etc. Also contributing to the increase in SG&A expenses year over year are increases in headcount-related expenses and increased state sales tax accruals.

Depreciation Expense

Depreciation expense from continuing operations increased for the three-month period ended September 30, 2010 to $382,160  from $303,864  for the same period in 2009.  The increase was due to increased ATM and DVD kiosks purchased during 2009 and 2010 to support new business in both business lines.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the three-month period ended September 30, 2010 to $207,665 from $201,790 for the same period in 2009.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the three-month periods ended September 30, 2010 and 2009, we recorded stock compensation expenses of $54,288 and $30,979, respectively.  The increase was mainly due to increased stock option grants during the fourth quarter fiscal 2009 and the first quarter of 2010.

Operating Income from Continuing Operations

We had operating income from continuing operations for the three-month period ended September 30, 2010 in the amount of $42,081 as compared to operating income from continuing operations of $623,343 in the three-month period ended September 30, 2009.  The decrease in operating income was primarily due to the increased SG&A and depreciation expenses along with the decreased gross profits discussed above.

Interest Expense, Net

Interest expense, net, decreased for the three-month period ended September 30, 2010 to $137,915 from $147,299 for the three-month period ended September 30, 2009.  The decrease was mainly due to the reduced interest rates on senior lenders’ debt as a result of the refinancing  of debt on June 18, 2010.  See Note #4 “Senior Lenders’ Notes Payabe and Notes Payable” regarding the details of the June 18, 2010 financing.

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Interest expense, net	$137,915	$144,443
Accretion of discount on notes payable	-	2,856
Total interest expense, net	$137,915	$147,299

Net Income (loss)

We had a net loss of $95,834 for the three-month period ended September 30, 2010, as compared to net income of $476,044 for the three-month period ended September 30, 2009.  The decrease in net income year over year was primarily due to the investment in our DVD business.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009:

Revenues

The Company reported total operating revenue from continuing operations of $16,666,296 for the nine-month period ended September 30, 2010 as compared to $16,098,699 for the nine-month period ended September 30, 2009.  The increase was mainly a result of DVD rental revenue of $461,920 recorded during the nine-month period ended September 30, 2010.  Additionally, more ATMs and higher ATM transaction volumes during the nine months of 2010 as compared to 2009, offset by a decrease in interchange revenue due to a reduction in MasterCard’s interchange rate, contributed to the revenue increase.

Cost of Revenues

Our total cost of revenues from continuing operations increased from $8,457,522 to $9,328,022 for the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2010.  Approximately $577,000 of the increase in cost of revenues year over year related to our DVD business.   Other increases in cost of revenues year over year were due to increased cash costs and vault cash insurance on increased number of ATMs.

Gross Profit

Gross profit from continuing operations as a percentage of revenue for the nine-month periods ended September 30, 2010 and 2009 were approximately 44.0%, or $7,338,274, and approximately 47.5%, or $7,641,177, respectively. The decreased gross profit and gross profit percentage for the nine-month period ended September 30, 2010 versus the same period in 2009 was mainly attributable to the increased cost of revenues discussed above.

Operating Expenses

Our total operating expenses from continuing operations for the nine months ended September 30, 2010 and 2009 were $6,523,953  and $5,534,160, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses. See explanation of the principal components of operating expenses below:

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from continuing operations increased to $4,747,697, or 28.5% of revenue for the nine-month period ended September 30, 2010 from $3,994,416, or 24.8% of revenue for the nine-month period ended September 30, 2009.  The increase in SG&A expenses was mainly due to $601,000 of SG&A  expenses incurred in connection with our DVD rental kiosk initiative.  Such DVD-related expenses included the costs of  hired consultants and employees with industry expertise to spearhead our efforts in this line of business, travel expenses and other typical SG&A expenses such as marketing, professional fees, shipping, etc.  Also contributing to the increase in SG&A expenses year over year are investor relations expenses, expenses relating to the hiring of an investment banking firm to evaluate possible merger and acquisitions, increases in headcount-related expenses and increased state sales tax accruals.

Depreciation Expense

Depreciation expense from continuing operations increased for the nine-month period ended September 30, 2010 to $1,013,260 from $863,206 for the same period in 2009. The increase was due to increased ATM and DVD kiosks purchased during 2009 and 2010 to support new business in both business lines.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from continuing operations increased for the nine-month period ended September 30, 2010 to $606,329 from $590,474 for the same period in 2009.  See Note #2 “Description of Business and Summary of Significant Accounting Policies” regarding the amortization of intangible merchant contracts.

Stock Compensation Expense

During the nine-month periods ended September 30, 2010 and 2009, we recorded stock compensation expenses of $156,667 and $86,064, respectively.  The increase was mainly due to increased stock option grants during the fourth quarter fiscal 2009 and the first quarter of 2010.

Operating Income from Continuing Operations

We had operating income from continuing operations for the nine-month period ended September 30, 2010 in the amount of $814,321 as compared to operating income from continuing operations of $2,107,017 in the nine-month period ended September 30, 2009.

Interest Expense, Net

Interest expense, net, decreased for the nine-month period ended September 30, 2010 to $368,808 from $509,789 for the nine-month period ended September 30, 2009.  The decrease was partly due to the reduced interest rates on senior lenders’ debt as a result of the refinancing  of debt on June 18, 2010.  See Note #4 “Senior Lenders’ Notes Payabe and Notes Payable” regarding the details of the June 18, 2010 financing.  During the nine-month period ended September 30, 2009 we recorded interest income of $7,921 relating to the interest swap agreement we entered into with our former senior lender.

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Net income (loss) from continuing operations	$(95,834)	$476,044
Interest expense, net	137,915	147,299
Depreciation expense	382,160	303,864
Amortization of intangible merchant contracts	207,665	201,790
EBITDA from continuing operations	$631,906	$1,128,997

Loss on early extinguishment of debt

During the nine-month periods ended September 30, 2010 and 2009, we recorded expenses of $102,146 and $467,391, respectively, relating to the payoff of debt balances with a senior lender and notes payable.  See Note #10 “Loss on Early Extinguishment of Debt” for detail of these charges.

Net Income

We had net income of $343,367 for the nine months ended September 30, 2010, as compared to net income of $1,129,837 for the nine-month period ended September 30, 2009.

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

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations for the three months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Interest expense, net	$368,808	$462,578
Accretion of discount on notes payable	-	47,211
Total interest expense, net	$368,808	$509,789

Our EBITDA from continuing operations decreased to $631,906 for the third quarter of fiscal 2010 from $1,128,997 for the third quarter of fiscal 2009. EBITDA from continuing operations as a percentage of revenues decreased to 10.9% for the third quarter of fiscal 2010 from 21.2% for the third quarter of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Net income from continuing operations	$343,367	$1,129,837
Interest expense, net	368,808	509,789
Depreciation expense	1,013,260	863,206
Amortization of intangible merchant contracts	606,329	590,474
EBITDA from continuing operations	$2,331,764	$3,093,306

Our EBITDA from continuing operations decreased to $2,331,764 for the first nine months of fiscal 2010 from $3,093,306 for the first nine months of fiscal 2009.  EBITDA from continuing operations as a percentage of revenues decreased to 14.0% for the first nine months of fiscal 2010 from 19.2% for the first nine months of fiscal 2009.

The following table sets forth a reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations before stock compensation expense (“Adjusted EBITDA”)  for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Net income (loss) from continuing operations	$(95,834)	$476,044
Interest expense, net	137,915	147,299
Depreciation expense	382,160	303,864
Amortization of intangible merchant contracts	207,665	201,790
Stock compensation expense	54,288	30,979
Adjusted EBITDA	$686,194	$1,159,976

Our Adjusted EBITDA decreased to $686,194 for the third quarter of fiscal 2010 from $1,159,976 for the third quarter of fiscal 2009. Adjusted EBITDA as a percentage of revenues decreased to 11.9% for the third quarter of fiscal 2010 from 21.8% for the third quarter of fiscal 2009.

The following table sets forth a reconciliation of net income from continuing operations to EBITDA from continuing operations before stock compensation expense and loss on early extinguishment of debt (“Adjusted EBITDA”)  for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Net income from continuing operations	$343,367	$1,129,837
Interest expense, net	368,808	509,789
Depreciation expense	1,013,260	863,206
Amortization of intangible merchant contracts	606,329	590,474
Stock compensation expense	156,667	86,064
Loss on early extinguishment of debt	102,146	467,391
Adjusted EBITDA	$2,590,577	$3,646,761

Our Adjusted EBITDA decreased to $2,590,577 for the first nine months of fiscal 2010 from $3,646,761 for the first nine months of fiscal 2009. Adjusted EBITDA as a percentage of revenues decreased to 15.5% for the first nine months of fiscal 2010 from 22.7% for the first nine months of fiscal 2009.

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

Net cash provided by continuing operating activities during the nine-month period ended September 30, 2010 was $ 2,190,733, compared to the net cash provided by continuing operating activities during the nine-month period ended September 30, 2009 of $ 3,255,409.  The decrease was mainly attributable to the decrease in net income year over year.

Net cash provided by financing activities was $ 2,677,625  due to drawdowns from the Loan Agreement (discussed in Note #4 “Senior Lenders’ Notes Payable and Notes Payable,”) offset by paying back senior lender notes and capital leases during the nine-month period ended September 30, 2010.  This compared to funds used in financing activities of $2,208,330 for the nine-month period ended September 30, 2009.  During the nine-month period ended September 30, 2010, we deposited $800,000 into our cash account from a restricted cash deposit account pursuant to the previous Credit Agreement with SunTrust Bank.

Net cash used in investing activities was $4,590,928 during the nine-month period ended September 30, 2010, mainly representing net purchases of DVD rental kiosks and ATMs. This compares to net cash used in investing activities of $709,506 for the nine-month period ended September 30, 2009, representing net purchases of ATMs.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. Other than the $250,000 of automated teller machine vault cash discussed in Note # 2 “Description of Business and Summary of Significant Accounting Policies“, the vault cash is never in the possession of, controlled or directed by the Company but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its clients, the merchants, sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2011, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of September 30, 2010, the Company had 7 ATMs funded by WSFS with a vault cash outstanding balance of approximately $137,460 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2011, with a one year automatic renewal period unless one party gives 180 days notice of their intention not to renew.  As of September 30, 2010, the Company had 1,479 ATMs funded by Elan with a vault cash outstanding balance of about approximately $36,628,359.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of September 30, 2010, Nationwide had 50 branded financial partners, which funded 496 ATMs.

Working Capital

As of September 30, 2010, we had current assets of $5,420,973 and current liabilities of $6,685,659, which results in negative working capital of $1,264,686 as compared to current assets of $3,920,038 and current liabilities of $5,195,600, which resulted in a negative working capital of $1,275,562 as of September 30, 2009. The ratio of current assets to current liabilities increased to 0.81 at September 30, 2010 from 0.75 at September 30, 2009.  Despite the negative working capital, we believe that if we achieve our business plan, we will have sufficient working capital to meet our remaining and current obligations during 2010 and 2011.  As of September 30, 2010, we were in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third Bank.

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

ITEM  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change has reduced our ATM operating gross profits by approximately $20,000 -  $25,000 a month beginning April 1, 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.

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

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM  3. Defaults Upon Senior Securities

None.

ITEM  4. [Removed and Reserved]

ITEM  5. Other Information

None.

ITEM  6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 8-K filed with the SEC on May 3, 2005).

10.1	Amendment One to Employment Agreement, dated October 21, 2010, by and among the Company and George A. McQuain (Incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

10.2	Employment Agreement, dated October 21, 2010, by and between the Company and Michael J. Loiacono (Incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 10, 2010 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL AXCESS CORP

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of November, 2010.

Signature	Title

/S/ Michael J. Loiacono
Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer

/s/George A. McQuain
George A. McQuain	President, Chief Executive Officer and Director