Form 10-K/A
period 2009-12-31
GLOBAL AXCESS CORP
filed 2011-01-28
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________    to       ___________

000-17874
(Commission file number)

GLOBAL AXCESS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	88-0199674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 BELFORT PARKWAY, SUITE 165
JACKSONVILLE, FLORIDA	32256
(Address of principal executive offices)	(Zip Code)

(904) 280-3950
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,373,696.

As of January 25, 2011, the registrant had 22,139,444 shares outstanding of the common stock ($0.001 par value).

EXPLANATORY NOTE

This Form 10-K/A amends Global Axcess Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2010 in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-K/A contains changes to the Cover Page; Part II—Item 9A(T) (Controls and Procedures) and Part IV—Item 15 (Exhibits).

In response to SEC comments, certain exhibits have been re-filed herewith, but the entire exhibit list has been reproduced with information contained therein updated as appropriate.  In addition, Exhibit 10.3 of this Form 10/K-A has been substituted for Exhibit 10.3 in the Original 10-K, which exhibit the Company has concluded was not required to be included in the Original 10-K.  Further, Exhibit 10.6 has been deleted from the exhibit list in this Form 10-K/A as the Company concluded that it was erroneously filed in the Original 10-K.

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the text of Exhibits 32.1 and 32.2 have been amended to reflect SEC comments.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the Original 10-K to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

Part II, Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Part II, Item 6.	Exhibits

Exhibit	Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001(incorporated by reference to form 10-KSB filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (originally filed on Form 8-K with the SEC on May 3, 2005; filed herewith to provide conformed signatures).*

4.1
Securities Purchase Agreement dated October 27, 2005 entered by and between the Company and the Investor (originally filed on Form 8-K with the SEC on November 1, 2005; filed herewith to provide conformed signatures).*

4.2
Common Stock Purchase Warrant dated October 27, 2005 issued by the Company to the Investor (originally filed on Form 8-K with the SEC on November 1, 2005; filed herewith to provide conformed signatures).*

4.3
Registration Rights Agreement dated October 27, 2005 entered by and between the Company and the Investor (originally filed on Form 8-K with the SEC on November 1, 2005; filed herewith to provide conformed signatures).*

4.4	Subsidiary Guarantee dated October 27, 2005 (originally filed on Form 8-K with the SEC on November 1, 2005; filed herewith to provide conformed signatures).*

4.5
Security Agreement dated October 27, 2005 entered by and between the Company and the Investor (originally filed on Form 8-K with the SEC on November 1, 2005; filed herewith to provide conformed signatures).*

10.1
Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc dated October 5, 2001 (originally filed on Form 10-KSB with the SEC on April 16, 2002; filed herewith to provide conformed signatures).

10.2
Distributor ATM Processing Agreement between Nationwide Money Services and Genpass Technologies LLC dated December 15, 2005 (incorporated by reference to Form 8-K filed with the SEC on December 20, 2005).

10.3	Cash Provisioning Agreement, dated June 1, 2009, by and between U.S. Bank, a national association doing business as Elan Financial Services, Nationwide Money Services, Inc. and Pendum, LLC.*

10.4	Office Lease with Surburban Owner LLC (originally filed on Form 8-K with the SEC on March 27, 2007; filed herewith to provide conformed signatures).*

10.5	Net Enterprise Value Special Transaction Plan (incorporated by reference to Form 8-K filed June 14, 2007) (Management compensation plan or arrangement).

10.6	[Intentionally Omitted]

10.7	Separation Agreement and Release by and between the Company and Michael Dodak (originally filed on Form 8-K with the SEC on October 11, 2006; filed herewith to provide conformed signatures).*

10.8	Separation Agreement and Release by and between the Company and David Fann (originally filed on Form 8-K with the SEC on October 11, 2006; filed herewith to provide conformed signatures).*

10.9	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 8-K filed July 2, 2008) (Management compensation plan or arrangement).

10.10	Director Compensation Arrangements (incorporated by reference to Form 10-Q filed August 7, 2008) (Management compensation plan or arrangement).

10.11	Settlement Agreement, effective as of August 12, 2008, between the Company and CAMOFI Master LDC (incorporated by reference to Form 8-K filed August 18, 2008).

10.12
First Modification to Settlement Agreement, dated November 6, 2008, between the Company and CAMOFI Master LDC (originally filed on Form 8-K with the SEC on November 10, 2008; filed herewith to provide conformed signatures).*

10.13	2002 Stock Incentive Plan (incorporated by reference to Form S-8 filed December 10, 2003).

10.14	First Amendment to 2002 Stock Incentive Plan (originally filed on Form 10-K with the SEC on March 3, 2009; filed herewith to provide conformed signatures).*

10.15	2004 Stock Incentive Plan (originally filed on Form S-8 with the SEC on June 25, 2004).

10.16	First Amendment to 2004 Stock Incentive Plan. (originally filed on Form 10-K with the SEC on March 3, 2009; filed herewith to provide conformed signatures).*

10.17
Mediated Settlement Agreement, dated January 22, 2009, by and between the Company and Sidney Michael Cole (originally filed on Form 10-K with the SEC on March 3, 2009; filed herewith to provide conformed signatures) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof).*

10.18
Settlement Agreement, effective as of March 17, 2009, between Global Axcess Corp and CAMOFI Master LDC (originally filed on Form 8-K with the SEC on March 23, 2009; filed herewith to provide conformed signatures).*

10.19
Credit and Security Agreement, dated as of March 27, 2009, by and among Global Axcess Corp and SunTrust bank (originally filed on Form 8-K with the SEC on March 30, 2009; filed herewith to provide conformed signatures).*

10.20	Promissory Note, dated March 27, 2009, issued by Global Axcess Corp to SunTrust Bank (originally filed on Form 8-K with the SEC on March 30, 2009; filed herewith to provide conformed signatures).*

10.21
Credit and Security Agreement, dated as of December 23, 2009, by and among Global Axcess Corp and SunTrust Bank (originally filed on Form 8-K with the SEC on December 30, 2009; filed herewith to provide conformed signatures).*

10.22
Promissory Note, dated December 23, 2009, issued by Global Axcess Corp to SunTrust Bank (originally filed on Form 8-K with the SEC on December 30, 2009; filed herewith to provide conformed signatures).*

10.23
Loan and Security Agreement, dated December 29, 2009, by Global Axcess Corp to Proficio Bank (originally filed on Form 8-K with the SEC on December 30, 2009; filed herewith to provide conformed signatures).*

10.24
Master Non-Revolving Line of Credit Note, dated December 29, 2009, issued by Global Axcess Corp to Proficio Bank (originally filed on Form 8-K with the SEC on December 30, 2009; filed herewith to provide conformed signatures).*

21.1	List of Subsidiaries:

Nationwide Money Services, Inc., a Nevada corporation
Nationwide Ntertainment Services, Inc., a Nevada corporation
EFT Integration, Inc., a Florida corporation

23.1	Consent of Kirkland, Russ, Murphy & Tapp, P.A.

31.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of January 27, 2011, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP.

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)