Form 10-Q/A
period 2010-03-31
GLOBAL AXCESS CORP
filed 2011-01-28
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends Global Axcess Corp.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2010, in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-Q/A contains changes to the Cover Page, Part I—Item 4T (Controls and Procedures) and Part II—Item 6 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the text of Exhibits 32.1 and 32.2 have been amended to reflect SEC comments.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the Original 10-Q to reflect events that have occurred subsequent to the filing date of the Original 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original 10-Q and our subsequent filings with the SEC.

Part I, Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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