Form 10-Q/A
period 2010-06-30
GLOBAL AXCESS CORP
filed 2011-01-28
CIK 852570

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

EXPLANATORY NOTE

This Form 10-Q/A amends Global Axcess Corp.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2010, in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-Q/A contains changes to the Cover Page, Part I—Item 4T (Controls and Procedures) and Part II—Item 6 (Exhibits).

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

Part I, Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of January 28, 2011, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP.

By:	/s/ George A. McQuain
George A. McQuain
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)