Form 10-Q/A
period 2010-09-30
GLOBAL AXCESS CORP
filed 2011-01-28
CIK 852570

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

EXPLANATORY NOTE

This Form 10-Q/A amends Global Axcess Corp.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2010, in response to comments issued by the SEC and to clarify certain prior disclosures.  This Form 10-Q/A contains changes to the Cover Page, Part I—Item 4T (Controls and Procedures) and Part II—Item 6 (Exhibits).

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

Part I, Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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