Form 10-Q
period 2011-03-31
GLOBAL AXCESS CORP
filed 2011-05-04
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011

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

As of May 02, 2011, the registrant had 22,545,326 shares outstanding of its common stock, $0.001 par value.

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us” and “our” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2011.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,656,850	$1,743,562
Accounts receivable, net of allowance of $5,302 in 2011 and $4,354 in 2010	954,366	410,956
Inventory, net of allowance for obsolescence of $182,572 in 2011 and 2010	1,938,129	1,389,606
Deferred tax asset - current	363,926	363,926
Prepaid expenses and other current assets	108,397	139,551
Total current assets	5,021,668	4,047,601

Fixed assets, net	9,349,037	9,581,561

Other assets
Merchant contracts, net	12,012,871	10,879,029
Intangible assets, net	4,209,293	4,219,216
Deferred tax asset - non-current	1,611,285	1,611,285
Other assets	95,969	66,807

Total assets	$32,300,123	$30,405,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,725,898	$4,604,837
Notes payable - related parties - current portion, net	30,547	29,740
Notes payable - current portion	22,316	21,777
Senior lenders' notes payable - current portion, net	3,070,362	2,426,915
Capital lease obligations - current portion	411,649	455,188
Total current liabilities	9,260,772	7,538,457

Long-term liabilities
Notes payable - related parties - long-term portion, net	35,918	43,694
Notes payable - long-term portion	45,706	51,476
Senior lenders' notes payable - long-term portion, net	7,300,382	6,622,539
Capital lease obligations - long-term portion	129,231	205,275
Total liabilities	16,772,009	14,461,441

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized,
22,985,188 and 22,292,469 shares issued and 22,544,726 and 22,139,444 shares
outstanding at March 31, 2011 and December 31, 2010, respectively	22,594	22,188
Additional paid-in capital	23,468,177	23,202,338
Accumulated deficit	(7,742,146)	(7,198,502)
Treasury stock; 440,462 and 153,025 shares of common stock at cost
at March 31, 2011 and December 31, 2010, respectively	(220,511)	(81,966)
Total stockholders' equity	15,528,114	15,944,058
Total liabilities and stockholders' equity	$32,300,123	$30,405,499

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$7,950,071	$5,380,078

Cost of revenues	4,876,170	2,857,934
Gross profit	3,073,901	2,522,144

Operating expenses
Depreciation expense	575,324	309,895
Amortization of intangible merchant contracts	288,438	199,332
Selling, general and administrative	1,963,646	1,525,863
Restructuring charges	485,040	-
Stock compensation expense	21,700	47,155
Total operating expenses	3,334,148	2,082,245
Operating income (loss) from operations
before items shown below	(260,247)	439,899

Interest expense, net	(170,897)	(121,331)
Other non-operating expense	(112,500)	-
Net income (loss)	$(543,644)	$318,568

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.02)	$0.02

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	22,287,759	21,892,152
Diluted	22,287,759	23,758,755

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Income (loss) from operations	$(543,644)	$318,568
Adjustments to reconcile net income (loss) from operations
to net cash provided by (used in) operating activities:
Stock based compensation	21,700	47,155
Depreciation expense	575,324	309,895
Amortization of intangible merchant contracts	288,438	199,332
Amortization of capitalized loan fees	17,800	6,470
Allowance for doubtful accounts	(5,052)	3,963
Changes in operating assets and liabilities, net of effects of acquisition of Tejas:
Change in accounts receivable, net	(538,358)	(57,635)
Change in inventory, net	(459,607)	(56,636)
Change in prepaid expenses and other current assets	31,154	(196,721)
Change in other assets	(29,162)	(5,500)
Change in intangible assets, net	(7,877)	(3,878)
Change in accounts payable and accrued liabilities	621,061	354,163
Net cash provided by (used in) operating activities	(28,223)	919,176

Cash flows from investing activities:
Cash paid for Tejas acquisition	(875,000)	-
Costs of acquiring merchant contracts	(55,596)	(275)
Purchase of property and equipment	(317,400)	(409,592)
Net cash used in investing activities	(1,247,996)	(409,867)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	1,907,775	-
Proceeds from notes payable	-	225,282
Principal payments on senior lenders' notes payable	(586,485)	(449,160)
Principal payments on notes payable	(5,231)	(17,329)
Principal payments on notes payable - related parties	(6,969)	(6,220)
Principal payments on capital lease obligations	(119,583)	(195,904)
Net cash provided by (used in) financing activities	1,189,507	(443,331)
Increase (decrease) in cash	(86,712)	65,978
Cash, beginning of period	1,743,562	2,007,860
Cash, end of the period	$1,656,850	$2,073,838

Cash paid for interest	$151,302	$115,032

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	March 31, 2011	March 31, 2010

The significant non-cash investing and financing activities of the Company were as follows:

Investing activities:
Acquisition of assets of Tejas:
Computer equipment	$25,400	$-
DVD inventory	88,916
Merchant contracts	1,366,684	-
Assets acquired	1,481,000	-
Common stock issued, subject to restrictions	(106,000)
Accounts payable and accrued liabilities	(500,000)	-
Cash paid for Tejas acquisition	$875,000	$-

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 287,437 and 33,374 shares of common stock at
cost for the three month periods ended March 31, 2011 and 2010, respectively	$(138,545)	$(30,000)
Total non-cash financing activities	$(138,545)	$(30,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2010 of Global Axcess Corp and its subsidiaries (the “Company").

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments)  necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp is a Nevada corporation organized in 1984.  The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company currently owns, manages or operates a total of approximately 5,300 ATMs and DVD kiosks in its national network spanning 43 states.

Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on the net income or shareholders’ equity as previously reported.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month periods ended March 31, 2011 and 2010:

Revenues:

	For the Three Months Ended
	March 31, 2011	March 31, 2010

ATM Surcharge / Convenience Fee revenue	$3,794,384	$3,085,166
ATM Interchange revenue	1,707,164	1,814,160
ATM Processing revenue	45,647	44,290
ATM Sales revenue	52,121	65,628
Other ATM revenue	347,261	327,964
DVD Rental revenue	2,003,494	42,870
Total revenue	$7,950,071	$5,380,078

	For the Three Months Ended
	March 31, 2011	March 31, 2010

ATM Operating revenue	$5,894,456	$5,271,580
ATM Sales revenue	52,121	65,628
DVD Operating revenue	2,003,494	42,870
Total revenue	$7,950,071	$5,380,078

Cost of Revenues:

	For the Three Months Ended
	March 31, 2011	March 31, 2010

ATM Merchant residual / commission costs	$1,901,119	$1,517,028
ATM Cost of cash	686,382	538,579
ATM Processing costs	282,104	237,249
ATM Communication costs	101,915	164,618
ATM Sales costs	39,391	109,303
Other ATM cost of revenues	384,792	231,627
DVD operating costs	1,480,467	59,530
Total cost of revenues	$4,876,170	$2,857,934

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cost of ATM Operating revenue	$3,356,312	$2,689,101
ATM Sales costs	39,391	109,303
Cost of DVD Operating revenue	1,480,467	59,530
Total cost of revenues	$4,876,170	$2,857,934

Inventory

The components of inventory for the periods ended March 31, 2011 and December 31, 2010, respectively, are as follows:

	March 31, 2011	December 31, 2010

ATM Parts and supplies	$138,327	$127,495
Automated teller machines	205,093	202,482
DVD rental kiosks	222,942	222,942
DVD library	1,554,339	1,019,259
	2,120,701	1,572,178
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,938,129	$1,389,606

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at March 31, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	230,437	42,503	187,934
Merchant contracts, net	17,308,847	5,295,976	12,012,871
Total intangible assets, net and merchant contracts, net	$21,728,929	$5,506,765	$16,222,164

Earnings per Share

In calculating basic income per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method.  No such conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is less than the market value of the Company’s stock.  For the three months  ended March 31, 2011 there were stock options and warrants outstanding to acquire 1,172,892 and 30,000 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.  For the three months ended March 31, 2010 there were stock options and warrants outstanding to acquire 233,750 and 135,000 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator
Income (loss) from continuing operations	$(543,644)	$318,568

Numerator for diluted income (loss) per share
available to common stockholders	$(543,644)	$318,568

Denominator
Weighted average shares	22,287,759	21,892,152
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	1,866,603

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	22,287,759	23,758,755

Income (loss) per common share - basic:
Net Income (loss) per common share	$(0.02)	$0.02

Income (loss) per common share - diluted:
Net Income (loss) per common share	$(0.02)	$0.01

Deferred Tax Asset

In accordance with FASB guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for some of our net deferred tax asset as we do not believe it meets the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If any of the assumptions and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period.

During the fourth quarter of 2009, recurring annual profits for previous periods allowed the Company to determine that it was not in a cumulative loss position. Based on this positive evidence, we concluded that it was more likely than not that some of the Company’s net deferred tax asset would be realizable. As a result, a $1,100,000 reduction in the net deferred tax valuation allowance was recorded in 2009. For purposes of assessing realizability of the deferred tax assets, a cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The Company reviews a rolling thirty-six month calculation of earnings to determine if the Company is in a cumulative loss position. As of March 31, 2011, the Company is not in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors

Uncertain Income Tax Positions

In accordance with FASB guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

Recent Accounting Pronouncements

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies-Loss Contingencies.  Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10 that requires new fair value disclosures and clarifies existing fair value disclosures required under FASB ASC 820-10. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new provisions within ASU 2010-06 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.    ACQUISITION OF ASSETS

Effective January 1, 2011, the Company acquired certain assets of Tejas Video Partners, LTD (“Tejas”), an owner and operator of unattended DVD rental kiosks.  Under the terms of the agreement, the Company acquired the right, title, and interest in a merchant contract, DVD inventories and certain computer equipment for approximately $1,481,000.  The purchase price consists of approximately $1,375,000 in cash (with $875,000 payable at closing and $500,000 payable by April 15, 2011) and $106,000 in shares of the Company’s common stock, subject to restrictions.  In addition to the base purchase price, for a period of five years following the closing, the Company will pay an additional purchase price (“Earn-out”) to Tejas of $3,500 for each new DVD kiosk site that is (i) installed by the Company pursuant to an acquired customer agreement, and (ii) which site generates $2,000 or more of gross revenues for any calendar month (the “Earn-out Threshold”).  The Earn-out will be paid by the Company on an annual basis, within forty-five days of each of the first five anniversaries following the closing.  Each annual payment will be calculated based on newly installed kiosks that met the Earn-out Threshold during the twelve month period ending on the preceding anniversary of the closing.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance.  The acquisition of Tejas is based on management’s consideration of past and expected future performance.  The allocation of the aggregate purchase price of this acquisition is as follows:

Computer equipment	$25,400
DVD inventory	88,916
Merchant contract	1,366,684
Assets acquired	$1,481,000

The assets acquired in the Tejas acquisition serve as collateral for borrowings as discussed in Financial Footnote # 5 “Senior Lenders’ Notes Payable.”

4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts payable	$1,724,659	$1,688,818
Accrued commissions/residual payments	1,661,154	1,216,266
Accrued cost of cash and cash replenishment expenses	372,257	303,027
Accrued payroll	262,541	204,086
Accrued severance	476,547	-
Accrued audit fees	68,375	84,500
Accrued interest	32,634	22,995
Accrued legal fees	2,657	54,056
Asset retirement obligation	87,902	88,074
Accrued taxes	228,494	226,336
Payable due to Tejas for acquisition	500,000	-
Other	308,678	716,679
Accounts payable and accrued liabilities	$5,725,898	$4,604,837

5.    SENIOR LENDERS’ NOTES PAYABLE

On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012.  The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule.  As of March 31, 2011, the Company had drawn down a total of $4,232,525 against the Lease Agreement.   $255,994 of the total draw down will be on an interim interest-only schedule.  The Company anticipates that it will close this $255,994 drawdown amount on a subsequent schedule during July 2011 or August 2011.

As of March 31, 2011, the Company was in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third.  The interest rate on all components of senior lenders’ notes payable at March 31, 2011 was 5.5%.   As of March 31, 2011, the Company had $7,029,256 of available funds remaining on its senior lender’s notes payable.

The components of senior lenders’ notes payable for the periods presented are as follows:

	March 31, 2011	December 31, 2010

Fifth Third Bank, term loan	$3,750,000	$4,166,668
Fifth Third Bank, equipment lease line	4,232,525	3,725,158
Fifth Third Bank, draw loan	1,355,158	824,567
Fifth Third Bank, $1.65 million draw loan	1,033,061	333,061
	10,370,744	9,049,454
Less: current portion	3,070,362	2,426,915
Long-term portion, net of senior lenders' notes payable	$7,300,382	$6,622,539

6.    COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2011 and 2013.  The average interest rate paid on these lease payments is 10.04% per annum.  During the three-month period ended March 31, 2011, we did not enter into any new capital lease obligations.  As of March 31, 2011, approximately $540,880 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

7.    LITIGATION AND CLAIMS

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

8.  INCOME TAXES

The effective tax rates for the three months ended March 31, 2011 and 2010 were approximately 0.0%.   While there is no difference in the effective tax rate for the three months ended March 31, 2011 over the respective previous periods, the effective tax rates for the three months ended March 31, 2011 differs from our expected tax rates for the periods then-ended primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at March 31, 2011 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

At December 31, 2010, the Company had net operating loss carryforwards remaining of approximately $23.6 million that may be offset against future taxable income through 2030.  As part of management’s tax strategies, they will be reviewing the use of the net operating loss carryforwards.

At December 31, 2010, we had approximately $1,147,200 of total gross unrecognized tax benefits. Of this total, $1,147,200 (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  There is no balance of gross unrecognized tax benefits at December 31, 2010 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months.

For the three months ended March 31, 2011, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at March 31, 2011 was $1,147,200.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties.  As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at March 31, 2011 was $0.

We are subject to the income tax jurisdictions of the U.S., as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2006.

9.  CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2011:

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances, December 31, 2010	22,139,444	$22,188	$23,202,338	$(7,198,502)	$(81,966)	$15,944,058

Stock compensation expense	-	-	21,700	-	-	21,700

Shares issued in Tejas Acquisition	199,400	200	105,800	-	-	106,000

Stock options exercised, cashless	205,882	206	138,339	-	(138,545)	-

Net loss	-	-	-	(543,644)	-	(543,644)

Balances, March 31, 2011	22,544,726	$22,594	$23,468,177	$(7,742,146)	$(220,511)	$15,528,114

10.   FAIR VALUE MEASUREMENT

The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012.  The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule.  Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

As of March 31, 2011, there were no financial assets and liabilities that were accounted for at fair value on a recurring basis.

11.  BUSINESS SEGMENT INFORMATION

FASB requires that companies report separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. In computing operating loss and net loss for the DVD services business and the ATM services business, no allocations of general corporate expenses have been made and these are included in the Corporate Support services business.

The following table summarizes our revenue, gross profit, SG&A, stock compensation expenses, depreciation and amortization, restructuring charges, operating income (loss), net income (loss) and Adjusted EBITDA by segment for the periods indicated below.

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization.  Adjusted EBITDA is defined as EBITDA from operations before stock compensation expense, restructuring charges and other non-operating expense.

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenue:
ATM Services	$5,946,577	$5,337,208
DVD Services	2,003,494	42,870
Corporate Support	-	-
Consolidated revenue	$7,950,071	$5,380,078

Gross profit:
ATM Services	$2,550,874	$2,538,804
DVD Services	523,027	(16,660)
Corporate Support	-	-
Consolidated gross profit	$3,073,901	$2,522,144

SG&A:
ATM Services	$1,098,567	$1,056,111
DVD Services	482,805	93,680
Corporate Support	382,274	376,072
Consolidated SG&A	$1,963,646	$1,525,863

Stock compensation expense:
ATM Services	$-	$-
DVD Services	-	-
Corporate Support	21,700	47,155
Consolidated stock compensation expense	$21,700	$47,155

Depreciation & Amortization:
ATM Services	$479,216	$413,139
DVD Services	308,273	15,151
Corporate Support	76,273	80,937
Consolidated depreciation & amortization	$863,762	$509,227

Restructuring charges
ATM Services	$24,218	$-
DVD Services	-	-
Corporate Support	460,822	-
Consolidated restructuring charges	$485,040	$-

Operating income (loss):
ATM Services	$948,873	$1,069,554
DVD Services	(268,051)	(125,491)
Corporate Support	(941,069)	(504,164)
Consolidated operating income (loss)	$(260,247)	$439,899

Net income (loss):
ATM Services	$933,125	$1,040,776
DVD Services	(230,551)	(125,491)
Corporate Support	(1,246,218)	(596,717)
Consolidated net income (loss)	$(543,644)	$318,568

Adjusted EBITDA:
ATM Services	$1,452,307	$1,482,693
DVD Services	40,222	(110,340)
Corporate Support	(382,274)	(376,072)
Consolidated Adjusted EBITDA	$1,110,255	$996,281

The following table summarizes total assets by segment for the periods indicated:

	March 31,	December 31,
	2011	2010
Assets:
ATM Services	$26,135,144	$24,944,071
DVD Services	6,164,979	5,461,428
Consolidated assets	$32,300,123	$30,405,499

12.  RESTRUCTURING CHARGES

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement.  During February and March 2011 several other headcounts were reduced as part of the corporate restructuring.  For the three month period ended March 31, 2011, the Company recorded restructuring charges of $485,040 for severance-related expenses.  As of March 31, 2011, the Company had accrued $476,547 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

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

In most markets we impose a surcharge/convenience fee for cash withdrawals. Surcharge/convenience fees are a substantial additional source of revenue for us and other ATM network operators. The surcharge/convenience fee for most of the ATMs in our network ranges between $1.50 and $2.95 per withdrawal. The surcharge/convenience fee for other ATMs in our network ranges between $0.50 and $7.50 per withdrawal. We receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs that we own, but often we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge/convenience fee for cash withdrawal transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM and only record earned revenues based upon the Company’s contracts with the third party vendors.

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

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during fiscal 2009, is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores, and through our acquisition of Tejas, on locations at military bases. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Recent Events

Revenue Trends - The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various Electronic Financial Transfer networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change is expected to reduce our ATM operating gross profits by approximately $20,000 - $25,000 a month beginning April 1, 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.  For additional details on this rate change and other risks associated with interchange revenues, see Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	100.0%	100.0%
Cost of revenues	61.3%	53.1%
Gross profit	38.7%	46.9%

Depreciation expense	7.2%	5.8%
Amortization of intangible merchant contracts	3.6%	3.7%
Selling, general and administrative	24.7%	28.4%
Restructuring charges	6.1%	0.0%
Stock compensation expense	0.3%	0.9%
Total operating expenses	41.9%	38.7%
Operating income (loss) from operations
before items shown below	(3.3)%	8.2%

Interest expense, net	(2.1)%	(2.3)%
Other non-operating expense	(1.4)%	0.0%
Net income (loss)	(6.8)%	5.9%
EBITDA (1)	6.2%	17.6%

(1) See “—EBITDA” section in:”Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010”.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010:

Revenues

The Company reported total operating revenue from operations of $7,950,071 for the three-month period ended March 31, 2011 as compared to $5,380,078 for the three-month period ended March 31, 2010.

Revenue from our ATM services business was up approximately 11.4% from the first quarter of 2010.  We ended March 31, 2011 with 232 more ATMs than we ended with on March 31, 2010 and processed 5% more surcharge transactions in the first quarter of 2011 as compared to the first quarter of 2010.   During the first quarter of 2011, we benefited from having a full month’s ATM transactions from the ATM portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year.  Additionally, we raised surcharge fees during the quarter which was attributed to the 11.5% in ATM services revenue year over year.  Offsetting the increase was the impact of lower revenue year over year due to the reduced interchange fees we received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this filing.)  For the first quarter of 2011, we earned approximately $107,000 less interchange fees than we earned in the first quarter of 2010.

Revenue from our DVD services business was up nearly $2.0 million from the first quarter of 2010.  The increase in DVD services revenue was twofold.  First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the quarter.  Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $1.1 million of DVD services revenue for the quarter.

Cost of Revenues

Our total cost of revenues from operations increased from $2,857,934 to $4,876,170 for the three-month period ended March 31, 2010 to the three-month period ended March 31, 2011.  Approximately $1,420,000 of the increase in cost of revenues year over year related to our DVD business.  Approximately $597,000 of the increase in cost of revenues year over year related to our ATM business.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share),  cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  Cost of revenues in our ATM services business increased 21.3% in the first quarter of 2011 as compared to the same period in 2010.  The $597,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs.  In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010.  Our cost of cash and cash replenishment costs increased during the first quarter in 2011 from 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010.  We ended March 31, 2011 with 232 more ATMs than we ended with on March 31, 2010 with 140 of that increase was the result of the acquisition of the FMi portfolio (see Financial Footnote # 3 “Acquisition of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding this acquisition), the remaining increase of 92 ATMs incurred additional cost of cash and cash replenishment expenses.  First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs.   During fiscal 2010, the company signed and deployed its first major client in the DVD services business, and as such, all costs during the first quarter of 2011 were substantially higher than the costs in the DVD services business for 2010.  Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended March 31, 2011 and 2010 were approximately 38.7%, or $3,073,901, and approximately 46.9%, or $2,522,144, respectively. The increased gross profit for the first quarter of 2011 versus the same period in 2010 was mainly attributable to the increased business from DVD services discussed above.

Gross profit in the ATM services business for the first quarter of 2011 was 42.9%, which is lower than the 47.6% gross profit in 2010.  The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during the first quarter of 2011 due to the increased revenue, mainly from the acquisition of the Tejas business.

Operating Expenses

Our total operating expenses from operations for the three months ended March 31, 2011 and 2010 were $3,334,148 and $2,082,245, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2011 to 2010	2011 to 2010
	March 31, 2011	March 31, 2010	$ Change	% Change

Depreciation expense	$575,324	$309,895	$265,429	85.7%
Amortization of intangible merchant contracts	288,438	199,332	89,106	44.7%
Selling, general and administrative	1,963,646	1,525,863	437,783	28.7%
Restructuring charges	485,040	-	485,040	(100.0)%
Stock compensation expense	21,700	47,155	(25,455)	(54.0)%
Total operating expenses	$3,334,148	$2,082,245	$1,251,903	60.1%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended March 31, 2011 to $575,324 from $309,895 for the same period in 2010.  This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the DVD services business increased from approximately $15,000 in the first quarter of 2010 to approximately $244,000 in 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended March 31, 2011 to $288,438 from $199,332 for the same period in 2010.  The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during the first quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations increased to $1,963,646, or 24.7% of revenue for the three-month period ended March 31, 2011 from $1,525,863, or 28.4% of revenue for the three-month period ended March 31, 2010.  The increase in SG&A expenses was mainly due to approximately $389,000 of SG&A expenses incurred in connection with our DVD business services.  Of the increased SG&A expenses, $195,000 was attributable to the overlay of the acquired operations from Tejas Video Partners.  During the first quarter of 2011, we had 16 full-time employees and 1 part-time employee in the DVD services business, along with a full-time consultant.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement, and is no longer a Director.  During February and March of 2011, several other headcounts were reduced as part of the corporate restructuring.  For the three month period ended March 31, 2011, the Company recorded restructuring charges of $485,040 for severance-related expenses.  As of March 31, 2011, the Company had accrued $476,547 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Stock Compensation Expense

For the three months ended March 31, 2011, we recorded stock compensation expense of $21,700, mainly relating to executive and director stock option grants during fiscal years 2007, 2008, 2009 and 2010.  For the three months ended March 31, 2011, we recorded stock compensation expense of $47,155.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended March 31, 2011 to $170,897 from $121,331 for the three-month period ended March 31, 2010.  The increase was mainly due to our increased debt balances.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Net Income (loss)

We had a net loss of $543,644 for the three-month period ended March 31, 2011, as compared to net income of $318,568 for the three-month period ended March 31, 2010.  Had we not had the non-recurring charges for restructuring and other non-operating expenses, we would have had net income of $53,896 for the first quarter of 2011.

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

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net income (loss) from operations	$(543,644)	$318,568
Interest expense, net	170,897	121,331
Depreciation expense	575,324	309,895
Amortization of intangible merchant contracts	288,438	199,332
EBITDA from operations	$491,015	$949,126

Our EBITDA from operations decreased to $491,015 for the first quarter of fiscal 2011 from $949,126 for the first quarter of fiscal 2010. EBITDA from operations as a percentage of revenues decreased to 6.2% for the first quarter of fiscal 2011 from 17.6% for the first quarter of fiscal 2010.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations before stock compensation expense, restructuring charges and other non-operating expense (“Adjusted EBITDA”) for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net income (loss) from operations	$(543,644)	$318,568
Interest expense, net	170,897	121,331
Depreciation expense	575,324	309,895
Amortization of intangible merchant contracts	288,438	199,332
Restructuring charges	485,040	-
Stock compensation expense	21,700	47,155
Other non operating expense	112,500	-
Adjusted EBITDA from operations	$1,110,255	$996,281

Our Adjusted EBITDA increased to $1,110,255 for the first quarter of fiscal 2011 from $996,281 for the first quarter of fiscal 2010. Adjusted EBITDA as a percentage of revenues decreased to 14.0% for the first quarter of fiscal 2011 from 18.5% for the first quarter of fiscal 2010.   The increase in Adjusted EBITDA from operations was primarily due to positive adjusted EBITDA contributed by our DVD services business for the first quarter of 2011 as compared to the negative adjusted EBITDA contributed by our DVD services business for the first quarter of 2010.  See Financial Footnote #11 “Business Segment Information” for financial details of our DVD services business segment.

Seasonality – ATM Services

We have traditionally experienced higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States

Seasonality – DVD Services

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

Liquidity and Capital Resources

Financial Condition

	For the Three Months Ended		2011 to 2010	2011 to 2010
	March 31, 2011	March 31, 2010	$ Change	% Change

Net cash provided by (used in) operating activities	$(28,223)	$919,176	$(947,399)	(103.1)%
Net cash used in investing activities	(1,247,996)	(409,867)	(838,129)	204.5%
Net cash provided by (used in) financing activities	1,189,507	(443,331)	1,632,838	(368.3)%
Increase (decrease) in cash	$(86,712)	$65,978	$(152,690)

Operating Activities

During the first quarter of 2011, we used $28,223 of cash in operating activities. Net cash provided by operating activities amounted to $919,176 during the first quarter of 2010, a decrease of 103.1%.  The decrease in cash provided by operating activities was primarily due to the operating loss of $543,644 in the first quarter of 2011 versus operating income of $318,568 in the first quarter of 2010, combined with $535,000 of increased DVD inventory acquired during the first quarter of 2011.

Investing Activities

Net cash used in investing activities from operations for the first quarter of 2011 was $1,247,996.  The increase from the $409,867 used in fiscal 2010 was due to the cash paid for the acquisition of Tejas Video Partners.

Financing Activities

Net cash provided by financing activities was $1,189,507 due to drawdowns from the Loan Agreement (discussed in Financial Footnote #5 “Senior Lenders’ Notes Payable”) offset by paying back senior lender notes and capital leases during the first quarter of 2011.  This compared to funds used in financing activities of $443,331 in fiscal 2010.

Working Capital

As of March 31, 2011, the Company had current assets of $5,021,668 and current liabilities of $9,260,772, which results in negative working capital of $4,239,104.  This compares to a working capital deficit of $3,490,856 that existed at December 31, 2010.    Despite the negative working capital, we believe that if we achieve our 2011 business plan, we will have sufficient working capital to meet our current obligations during 2011.  Our business plan calls for the Company to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations.  Achieving that business plan is contingent upon being successful in securing new profitable ATM and DVD clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2011 obligations.  If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Significant Changes in Balance Sheet Accounts

As of March 31, 2011, accounts receivable, net of allowance, increased $543,410 to $954,366 from the December 31, 2010 balance of $410,956.  The increase was primarily due the early payment from our processor of interchange receivables usually paid in the month subsequent to when it is earned.  During December 2010, our processor paid approximately $370,000 of interchange monies earned for December which normally would have been paid during January 2011.   During March 2011, the processor did not pay the interchange revenue during March; rather it was paid in April 2011.

As of March 31, 2011, inventory, net of obsolescence, increased $548,523 to $1,938,129 from the December 31, 2010 balance of $1,389,606.  The increase was mainly due to purchases of DVD inventory during the first quarter of 2011, less amortization expenses of the DVD library during the quarter.

As of March 31, 2011, merchant contracts, net, increased $1,133,842 to $12,012,871 from the December 31, 2010 balance of $10,879,029.  The increase was mainly due to the acquisition of merchant contracts in the Tejas acquisition, less amortization expenses recorded during the quarter.

As of March 31, 2011, accounts payable and accrued liabilities increased $1,121,061 to $5,725,898 from the December 31, 2010 balance of $4,604,837.  $500,000 of the increase was an amount representing a payable due on the acquisition of Tejas acquisition which was due and paid on April 14, 2011.

As of March 31, 2011, senior lenders' notes payable increased $1,321,290 to $10,370,744 from the December 31, 2010 balance of $ 9,049,454.  The increase was due to additional funding for the acquisition of Tejas, additional funding of our DVD library purchases and funding of ATMs and back-office hardware.  See Financial Footnote # 5 “Senior Lenders’ Notes Payable” for details of the balances.

Additional Funding Sources

We currently have bank lines available for our short-term growth needs.  We estimate the Company will be required to draw down approximately $900,000 on its existing bank lease financing to fund new purchases of ATMs for organic growth within its ATM services business; may be required to draw down up to approximately $3,100,000 on its existing bank lease financing to fund new purchases of  DVD kiosks for both its conversion of DVD kiosk equipment relating to the Tejas acquisition and for organic growth within its DVD services business and may be required to draw down approximately $400,000 on its existing bank lease financing to fund new purchases of back office equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society. Beginning in September 2004, the Company has an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2011, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of March 31, 2011, the Company had 6 ATMs funded by WSFS with a vault cash outstanding balance of approximately $81,000 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $30,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2011.  As of March 31, 2011, the Company had 1,626 ATMs funded by Elan with a vault cash outstanding balance of about approximately $46,500,000.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provide and manage the vault cash in the specified ATM(s), as well as provide and pay for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of March 31, 2011, Nationwide had 45 branded financial partners, which funded 438 ATMs.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect.  Interest rate decreases have decreased the rental cost of our vault cash.  As the interest rates increase and vault cash costs increase, this will have an unfavorable impact on the Company’s results of operations.

ITEM  3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Interim President and Interim Co-Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information regarding legal proceedings is contained in Financial Footnote #7 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in Risk Factors within “Item 1. Description of Business” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 04, 2011 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Michael I. Connolly
Michael I. Connolly
Interim President and Interim Co-Chief Executive Officer
(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of May, 2011.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Michael I. Connolly	Interim President, Interim Co-Chief Executive Officer and Director
Michael I. Connolly	(interim principal executive officer)

/S/ Lock Ireland
Lock Ireland	Interim Co-Chief Executive Officer, Vice Chairman and Director