Form 10-Q
period 2011-06-30
GLOBAL AXCESS CORP
filed 2011-08-11
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011

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

As of August 09, 2011, the registrant had 22,575,326 shares outstanding of its common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,440,957	$1,743,562
Accounts receivable, net of allowance of $5,257 in 2011 and $4,354 in 2010	949,342	410,956
Inventory, net of allowance for obsolescence of $182,572 in 2011 and 2010	2,063,212	1,389,606
Deferred tax asset - current	363,926	363,926
Prepaid expenses and other current assets	206,412	139,551
Total current assets	5,023,849	4,047,601

Fixed assets, net	9,226,857	9,581,561

Other assets
Merchant contracts, net	11,853,370	10,879,029
Intangible assets, net	4,195,074	4,219,216
Deferred tax asset - non-current	1,611,285	1,611,285
Other assets	97,134	66,807

Total assets	$32,007,569	$30,405,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,215,880	$4,604,837
Notes payable - related parties - current portion, net	31,375	29,740
Notes payable - current portion	22,795	21,777
Senior lenders' notes payable - current portion, net	3,590,482	2,426,915
Capital lease obligations - current portion	347,708	455,188
Total current liabilities	9,208,240	7,538,457

Long-term liabilities
Interest rate swap contract	244,515	-
Notes payable - related parties - long-term portion, net	27,920	43,694
Notes payable - long-term portion	39,878	51,476
Senior lenders' notes payable - long-term portion, net	6,911,863	6,622,539
Capital lease obligations - long-term portion	83,077	205,275
Total liabilities	16,515,493	14,461,441

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,015,788 and 22,292,469 shares issued and 22,575,326 and 22,139,444 shares outstanding at June 30, 2011 and December 31, 2010, respectively	22,625	22,188
Additional paid-in capital	23,493,474	23,202,338
Accumulated other comprehensive loss	(244,515)	-
Accumulated deficit	(7,558,997)	(7,198,502)
Treasury stock; 440,462 and 153,025 shares of common stock at cost at June 30, 2011 and December 31, 2010, respectively	(220,511)	(81,966)
Total stockholders' equity	15,492,076	15,944,058
Total liabilities and stockholders' equity	$32,007,569	$30,405,499

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Revenues	$8,293,743	$5,506,905

Cost of revenues	5,232,206	2,996,094
Gross profit	3,061,537	2,510,811

Operating expenses
Depreciation expense	572,190	321,205
Amortization of intangible merchant contracts	291,220	199,332
Selling, general and administrative	1,854,866	1,602,709
Restructuring charges	27,221	-
Stock compensation expense	17,828	55,224
Total operating expenses	2,763,325	2,178,470
Operating income from operations before items shown below	298,212	332,341

Interest expense, net	(178,604)	(109,562)
Gain on sale of assets	63,541	-
Loss on early extinguishment of debt	-	(102,146)
Net income	$183,149	$120,633

Income per common share - basic:
Net income per common share	$0.01	$0.01

Income per common share - diluted:
Net income per common share	$0.01	$0.01

Weighted average common shares outstanding:
Basic	22,556,526	21,943,940
Diluted	23,180,752	23,751,471

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Revenues	$16,243,814	$10,886,983

Cost of revenues	10,108,376	5,854,028
Gross profit	6,135,438	5,032,955

Operating expenses
Depreciation expense	1,147,514	631,100
Amortization of intangible merchant contracts	579,658	398,664
Selling, general and administrative	3,818,512	3,128,572
Restructuring charges	512,261	-
Stock compensation expense	39,528	102,379
Total operating expenses	6,097,473	4,260,715
Operating income from operations before items shown below	37,965	772,240

Interest expense, net	(349,501)	(230,893)
Gain on sale of assets	63,541	-
Other non-operating expense	(112,500)	-
Loss on early extinguishment of debt	-	(102,146)
Net income (loss)	$(360,495)	$439,201

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.02)	$0.02

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.02)	$0.02

Weighted average common shares outstanding:
Basic	22,424,358	21,918,189
Diluted	22,424,358	23,759,084

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Income (loss) from operations	$(360,495)	$439,201
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Stock based compensation	39,528	102,379
Loss on early extinguishment of debt	-	61,508
Depreciation expense	1,147,514	631,100
Amortization of intangible merchant contracts	579,658	398,664
Amortization of capitalized loan fees	37,447	12,940
Allowance for doubtful accounts	(13,148)	10,468
Allowance for inventory obsolescence	-	(12,000)
Gain on sale of assets	(63,541)	-
Changes in operating assets and liabilities, net of effects of acquisition of Tejas:
Change in accounts receivable, net	(458,988)	38,313
Change in inventory, net	(465,477)	(417,292)
Change in prepaid expenses and other current assets	(66,861)	(1,417,358)
Change in other assets	(30,327)	(42,500)
Change in intangible assets, net	(13,305)	(154,587)
Change in interest rate swap contract	244,515	-
Change in accounts payable and accrued liabilities	366,528	623,676
Net cash provided by operating activities	943,048	274,512

Cash flows from investing activities:
Cash paid for Tejas acquisition	(1,375,000)	-
Proceeds from sale of property and equipment	61,250	-
Costs of acquiring merchant contracts	(187,315)	(110,626)
Purchase of property and equipment	(950,582)	(1,643,340)
Net cash used in investing activities	(2,451,647)	(1,753,966)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,500	-
Proceeds from senior lenders' notes payable	2,799,658	7,116,684
Proceeds from notes payable	-	710,533
Change in restricted cash	-	800,000
Principal payments on senior lenders' notes payable	(1,346,767)	(5,128,572)
Principal payments on notes payable	(10,580)	(720,132)
Principal payments on notes payable - related parties	(14,139)	(12,620)
Principal payments on capital lease obligations	(229,678)	(388,672)
Net cash provided by financing activities	1,205,994	2,377,221
Increase (decrease) in cash	(302,605)	897,767
Cash, beginning of period	1,743,562	2,007,860
Cash, end of the period	$1,440,957	$2,905,627

Cash paid for interest	$313,740	$220,333

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	June 30, 2011	June 30, 2010

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$119,213	$(60,604)
Non-cash accrued interest expenses on swap agreement with senior lender	244,515	-
Total non-cash operating activities	$363,728	$(60,604)

Investing activities:
Purchase of assets under capital lease obligations	$-	$202,209
Net transfer of de-installed net fixed assets (to) from inventory	(119,213)	60,604
Total non-cash investing activities	$(119,213)	$262,813

Acquisition of assets of Tejas:
Computer equipment	$25,400	$-
DVD inventory	88,916	-
Merchant contracts	1,366,684	-
Assets acquired	1,481,000	-
Common stock issued, subject to restrictions	(106,000)	-
Cash paid for Tejas acquisition	$1,375,000	$-

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 287,437 and 33,374 shares of common stock at cost for the six month periods ended June 30, 2011 and 2010, respectively	$(138,545)	$(30,000)
Total non-cash financing activities	$(138,545)	$(30,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K, filed with the SEC,  for the year ended December 31, 2010 of Global Axcess Corp and its subsidiaries (the “Company").

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp is a Nevada corporation organized in 1984.  The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services.  Nationwide Ntertainment Services, Inc. was formed during fiscal 2009.  These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services.  The Company currently owns, manages or operates a total of approximately 5,200 ATMs and DVD kiosks in its national network spanning 43 states.

Reclassifications

Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on the net income or stockholders’ equity as previously reported.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and six-month periods ended June 30, 2011 and 2010:

Revenues:

	For the Three Months Ended
	June 30, 2011	June 30, 2010

ATM Surcharge / Convenience Fee revenue	$4,092,768	$3,187,650
ATM Interchange revenue	1,732,246	1,788,370
ATM Processing revenue	45,238	43,861
ATM Sales revenue	83,343	73,982
Other ATM revenue	341,114	353,097
DVD Rental revenue	1,999,034	59,945
Total revenue	$8,293,743	$5,506,905

	For the Three Months Ended
	June 30, 2011	June 30, 2010

ATM Operating revenue	$6,211,366	$5,372,978
ATM Sales revenue	83,343	73,982
DVD Operating revenue	1,999,034	59,945
Total revenue	$8,293,743	$5,506,905

	For the Six Months Ended
	June 30, 2011	June 30, 2010

ATM Surcharge / Convenience Fee revenue	$7,887,152	$6,272,816
ATM Interchange revenue	3,439,410	3,602,530
ATM Processing revenue	90,885	88,151
ATM Sales revenue	135,464	139,610
Other ATM revenue	688,375	681,061
DVD Rental revenue	4,002,528	102,815
Total revenue	$16,243,814	$10,886,983

	For the Six Months Ended
	June 30, 2011	June 30, 2010

ATM Operating revenue	$12,105,822	$10,644,558
ATM Sales revenue	135,464	139,610
DVD Operating revenue	4,002,528	102,815
Total revenue	$16,243,814	$10,886,983

Cost of Revenues:

	For the Three Months Ended
	June 30, 2011	June 30, 2010

ATM Merchant residual / commission costs	$2,020,837	$1,579,236
ATM Cost of cash	669,110	554,515
ATM Processing costs	294,200	270,401
ATM Communication costs	100,743	134,459
ATM Sales costs	79,416	64,336
Other ATM cost of revenues	410,703	287,019
DVD operating costs	1,657,197	106,128
Total cost of revenues	$5,232,206	$2,996,094

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Cost of ATM Operating revenue	$3,495,593	$2,825,630
ATM Sales costs	79,416	64,336
Cost of DVD Operating revenue	1,657,197	106,128
Total cost of revenues	$5,232,206	$2,996,094

	For the Six Months Ended
	June 30, 2011	June 30, 2010

ATM Merchant residual / commission costs	$3,921,956	$3,092,754
ATM Cost of cash	1,355,492	1,093,094
ATM Processing costs	576,304	503,849
ATM Communication costs	202,658	299,076
ATM Sales costs	118,807	131,894
Other ATM cost of revenues	795,495	567,703
DVD operating costs	3,137,664	165,658
Total cost of revenues	$10,108,376	$5,854,028

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cost of ATM Operating revenue	$6,851,905	$5,556,476
ATM Sales costs	118,807	131,894
Cost of DVD Operating revenue	3,137,664	165,658
Total cost of revenues	$10,108,376	$5,854,028

Inventory

The components of inventory for the periods ended June 30, 2011 and December 31, 2010, respectively, are as follows:

	June 30, 2011	December 31, 2010

ATM Parts and supplies	$174,403	$127,495
Automated teller machines	207,452	202,482
DVD rental kiosks	262,155	222,942
DVD library	1,601,774	1,019,259
	2,245,784	1,572,178
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$2,063,212	$1,389,606

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at June 30, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	235,866	62,151	173,715
Merchant contracts, net	17,440,566	5,587,196	11,853,370
Total intangible assets, net and merchant contracts, net	$21,866,077	$5,817,633	$16,048,444

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

For the three months ended June 30, 2011 there were stock options outstanding to acquire 667,763  shares of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.  For the three months ended June 30, 2010 there were stock options and warrants outstanding to acquire 295,243 and 135,000 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Numerator
Income from continuing operations	$183,149	$120,633

Numerator for diluted income per share available to common stockholders	$183,149	$120,633

Denominator
Weighted average shares	22,556,526	21,943,940
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	624,226	1,807,531

Denominator for diluted income per share adjusted weighted shares after assumed exercises	23,180,752	23,751,471

Income per common share - basic:
Net Income per common share	$0.01	$0.01

Income per common share - diluted:
Net Income per common share	$0.01	$0.01

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Numerator
Income (loss) from operations	$(360,495)	$439,201

Numerator for diluted income (loss) per share available to common stockholders	$(360,495)	$439,201

Denominator
Weighted average shares	22,424,358	21,918,189
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	1,840,895

Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	22,424,358	23,759,084

Income (loss) per common share - basic:
Net Income (loss) per common share	$(0.02)	$0.02

Income (loss) per common share - diluted:
Net Income (loss) per common share	$(0.02)	$0.02

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

During the fourth quarter of 2009, recurring annual profits for previous periods allowed the Company to determine that it was not in a cumulative loss position. Based on this positive evidence, we concluded that it was more likely than not that some of the Company’s net deferred tax asset would be realizable. As a result, a $1.1 million reduction in the net deferred tax valuation allowance was recorded in 2009. For purposes of assessing realizability of the deferred tax assets, a cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The Company reviews a rolling thirty-six month calculation of earnings to determine if the Company is in a cumulative loss position. As of June 30, 2011, the Company is not in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

Uncertain Income Tax Positions

In accordance with Financial Accounting Standards Board (“FASB”) guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012.  We are currently evaluating the impact of the adoption of ASU 2011-05 on our consolidated financial statements.

3.	ACQUISITION OF ASSETS

Effective January 1, 2011, the Company acquired certain assets of Tejas Video Partners, LTD (“Tejas”), an owner and operator of unattended DVD rental kiosks.  Under the terms of the agreement, the Company acquired the right, title, and interest in a merchant contract, DVD inventories and certain computer equipment for approximately $1,481,000.  The purchase price consists of approximately $1,375,000 in cash (with $875,000 paid at closing and $500,000 paid on April 14, 2011) and $106,000 in shares of the Company’s common stock, subject to restrictions.  In addition to the base purchase price, for a period of five years following the closing, the Company will pay an additional purchase price (“Earn-out”) to Tejas of $3,500 for each new DVD kiosk site that is (i) installed by the Company pursuant to an acquired customer agreement, and (ii) which site generates $2,000 or more of gross revenues for any calendar month (the “Earn-out Threshold”).  The Earn-out will be paid by the Company on an annual basis, within forty-five days of each of the first five anniversaries following the closing.  Each annual payment will be calculated based on newly installed kiosks that met the Earn-out Threshold during the twelve month period ending on the preceding anniversary of the closing.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance.  The acquisition of Tejas is based on management’s consideration of past and expected future performance.  The allocation of the aggregate purchase price of this acquisition is as follows:

Computer equipment	$25,400
DVD inventory	88,916
Merchant contract	1,366,684
Assets acquired	$1,481,000

The assets acquired in the Tejas acquisition serve as collateral for borrowings as discussed in Financial Footnote #5 “Senior Lenders’ Notes Payable.”

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Accounts payable	$1,554,816	$1,688,818
Accrued commissions/residual payments	1,474,478	1,216,266
Accrued cost of cash and cash replenishment expenses	414,000	303,027
Accrued payroll	311,242	204,086
Accrued severance	372,031	-
Accrued audit fees	49,750	84,500
Accrued interest	30,948	22,995
Accrued legal fees	2,657	54,056
Asset retirement obligation	87,902	88,074
Accrued taxes	263,583	226,336
Other	654,473	716,679
Accounts payable and accrued liabilities	$5,215,880	$4,604,837

5.	SENIOR LENDERS’ NOTES PAYABLE

On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012.  The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule.  As of June 30, 2011, the Company had drawn down a total of $4,437,691 against the Lease Agreement.   $461,160 of the total draw down will be on an interim interest-only schedule.  The Company anticipates that it will close this $461,160 drawdown amount on a subsequent schedule during the third quarter of 2011.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which will swap the interest rate on the Company’s vault cash.  The effective date of the rate swap is June 1, 2012 and until then, the Company will continue to pay its variable interest rate on the $20 million of vault cash.

As of June 30, 2011, the Company was in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third.  The interest rate on all components of senior lenders’ notes payable at June 30, 2011 was 5.5%.   As of June 30, 2011, the Company had $5,810,687 of available funds remaining on its senior lender’s notes payable.

The components of senior lenders’ notes payable for the periods presented are as follows:

	June 30, 2011	December 31, 2010

Fifth Third Bank, term loan	$3,333,333	$4,166,668
Fifth Third Bank, equipment lease line	4,437,691	3,725,158
Fifth Third Bank, draw loan	1,289,884	824,567
Fifth Third Bank, $1.65 million draw loan	1,441,437	333,061
	10,502,345	9,049,454
Less: current portion	3,590,482	2,426,915
Long-term portion, net of senior lenders' notes payable	$6,911,863	$6,622,539

6.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2011 and 2013.  The average interest rate paid on these lease payments is 10.04% per annum.  During the three-month period ended June 30, 2011, we did not enter into any new capital lease obligations.  As of June 30, 2011, $430,785 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

The effective tax rates for the three months ended June 30, 2011 and 2010 were approximately 0.0%.   While there is no difference in the effective tax rate for the three months ended June 30, 2011 over the respective previous periods, the effective tax rates for the three months ended June 30, 2011 differs from our expected tax rates for the periods then-ended primarily due to the tax benefit recognized from the decrease in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at June 30, 2011 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire due to the amortization and depreciation losses from the projected acquisition assets.

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

For the six months ended June 30, 2011, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at June 30, 2011 was $1,147,200.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties.  As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at June 30, 2011 was $0.

We are subject to the income tax jurisdictions of the U.S., as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2006.

9.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2011:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, March 31, 2011	22,544,726	$22,594	$23,468,177	$(7,742,146)	$-	$(7,742,146)	$(220,511)	$15,528,114

Stock compensation expense	-	-	17,828	-	-	-	-	17,828

Shares issued in Tejas Acquisition	600	1	599	-	-	-	-	600

Stock options exercised	30,000	30	6,870	-	-	-	-	6,900

Other comprehensive loss	-	-	-	-	(244,515)	(244,515)	-	(244,515)

Net Income	-	-	-	183,149	-	183,149	-	183,149

Balances, June 30, 2011	22,575,326	$22,625	$23,493,474	$(7,558,997)	$(244,515)	$(7,803,512)	$(220,511)	$15,492,076

On April 12, 2011, the board of directors (the “Board”) of the Company made several determinations with respect to compensatory arrangements for certain named executive officers of the Company.  Lock Ireland and Michael I. Connolly, both directors of the Company, are serving as interim co-Chief Executive Officers of the Company.  In order to reward Mr. Ireland and Mr. Connolly for their service as officers of the Company, and to increase alignment to our multi-year strategic plans, the Board determined to grant certain performance-based stock options to these individuals.  The performance based stock options were awarded under the terms of The Global Axcess Corp 2004 Stock Plan.  Both Mr. Ireland and Mr. Connolly were each awarded 125,000 stock options as part of this grant, with an exercise price of $0.43.

The performance-based options are separated into two categories: (i) “operating performance-based options”, and (ii) “other performance based options”.  The operating performance-based options represent 50% of the total award and are based on the Company’s achievement of certain specified financial targets.  The other performance based options represent 50% of the total award and are based on the Company’s achievement of certain other operating goals designated by the Board.

The performance-based options vest in percentage tranches based on the following:
•
Operating Performance-Based Options (50% of total) – Based on the Company’s financial achievement against target plan.  The achievement will be measured by the end of the most recent full quarter’s year-to-date (“YTD”) financial results in the quarter during the termination of their Co-CEO role:

o	Twenty percent (20%) for at or above YTD achievement of the Company’s revenue targets in the approved 2011 Business Plan.
o	Thirty percent (30%) for at or above YTD achievement of the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets in the approved 2011 Business Plan.
•
Other Performance-Based Options (50% of total) – Based on other objectives specified by the Board (with partial achievement of each awarded as determined by the Board).  Objectives must be achieved on or before December 31, 2011 or they expire.

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

On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012.  The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012 and until then, will remain on an interest-only schedule.  Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which will swap the interest rate on the Company’s vault cash.  The effective date of the rate swap is June 1, 2012 and until then, the Company will continue to pay its variable interest rate on the $20 million of vault cash.  Our derivative financial instruments are interest rate swap agreements, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$244,515	$-	$244,515	$-

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $244,515 as of June 30, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI").  Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings.  However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, including the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial.  Accordingly, no ineffectiveness amounts associated with the Company's cash flow hedges have been recorded in the Company's consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations.

The interest rate swap contract entered into with respect to the Company's equipment lease schedule effectively modifies the Company's exposure to interest rate risk by converting the Company's monthly floating LIBOR rate to a fixed rate.  This contract is in place through March 31, 2015 for $3,976,531.

The interest rate swap contract entered into with respect to the Company's vault cash rental obligations effectively modifies the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental expense to a fixed rate.  Such contracts are in place through June 1, 2014 for $20 million of the Company's vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contract typically involves the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash provider for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.

At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

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

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization.  Adjusted EBITDA is defined as EBITDA from operations stock compensation expense, restructuring charges, other non-operating expense, gain on sale of assets and loss on early extinguishment of debt.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue:
ATM Services	$6,294,709	$5,446,960	$12,241,286	$10,784,168
DVD Services	1,999,034	59,945	4,002,528	102,815
Corporate Support	-	-	-	-
Consolidated revenue	$8,293,743	$5,506,905	$16,243,814	$10,886,983

Gross profit:
ATM Services	$2,719,700	$2,556,994	$5,270,574	$5,095,798
DVD Services	341,837	(46,183)	864,864	(62,843)
Corporate Support	-	-	-	-
Consolidated gross profit	$3,061,537	$2,510,811	$6,135,438	$5,032,955

SG&A:
ATM Services	$981,591	$1,044,267	$2,080,158	$2,100,378
DVD Services	454,688	221,340	937,493	315,020
Corporate Support	418,587	337,102	800,861	713,174
Consolidated SG&A	$1,854,866	$1,602,709	$3,818,512	$3,128,572

Stock compensation expense:
ATM Services	$-	$-	$-	$-
DVD Services	-	-	-	-
Corporate Support	17,828	55,224	39,528	102,379
Consolidated stock compensation expense	$17,828	$55,224	$39,528	$102,379

Depreciation & Amortization:
ATM Services	$481,890	$416,993	$961,106	$830,132
DVD Services	304,977	25,308	613,250	40,459
Corporate Support	76,543	78,236	152,816	159,173
Consolidated depreciation & amortization	$863,410	$520,537	$1,727,172	$1,029,764

Restructuring charges:
ATM Services	$38,520	$-	$62,738	$-
DVD Services	-	-	-	-
Corporate Support	(11,299)	-	449,523	-
Consolidated restructuring charges	$27,221	$-	$512,261	$-

Operating income (loss):
ATM Services	$1,217,699	$1,095,734	$2,166,572	$2,165,288
DVD Services	(417,828)	(292,831)	(685,879)	(418,322)
Corporate Support	(501,659)	(470,562)	(1,442,728)	(974,726)
Consolidated operating income (loss)	$298,212	$332,341	$37,965	$772,240

Net income (loss):
ATM Services	$1,204,923	$1,067,237	$2,138,048	$2,108,013
DVD Services	(354,288)	(292,831)	(584,839)	(418,322)
Corporate Support	(667,486)	(653,773)	(1,913,704)	(1,250,490)
Consolidated net income (loss)	$183,149	$120,633	$(360,495)	$439,201

Adjusted EBITDA:
ATM Services	$1,738,109	$1,512,727	$3,190,416	$2,995,420
DVD Services	(112,851)	(267,523)	(72,629)	(377,863)
Corporate Support	(418,587)	(337,102)	(800,861)	(713,174)
Consolidated Adjusted EBITDA	$1,206,671	$908,102	$2,316,926	$1,904,383

The following table summarizes total assets by segment for the periods indicated:

	June 30,	December 31,
	2011	2010
Assets:
ATM Services	$25,921,708	$24,944,071
DVD Services	6,085,861	5,461,428
Consolidated assets	$32,007,569	$30,405,499

12.  RESTRUCTURING CHARGES

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement.  From February 2011 through June 2011 several other headcounts were reduced as part of the corporate restructuring.  For the six month period ended June 30, 2011, the Company recorded restructuring charges of $512,261 for severance-related expenses.  As of June 30, 2011, the Company had accrued $372,031 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

13.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

On June 18, 2010 the Company entered into the Loan Agreement with Fifth Third Bank.  The proceeds were used to repay outstanding principal balances under loan agreements with two previous lenders.

In accordance with GAAP, the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item.

The following summarizes the amounts charged to loss on early extinguishment of debt for the six-month periods ended June 30, 2010:

For the Six Months Ended
Item description	June 30, 2010

Accelerated amortization of capitalized loan fees	$61,508

Prepayment fees on debt settlement	$40,638

Total loss on early extinguishment of debt	$102,146

14.  SUBSEQUENT EVENT

During July 2011, the Company decided to begin removing all but approximately 95 DVD kiosks from its grocery store chain customer in the northeastern part of the United States.  The majority of the kiosks removed from the grocery store chain will be redeployed at the military bases associated with the Tejas acquisition.  The removal of the DVD kiosks is expected to be completed during August 2011.  As a consequence of the removal of these DVD kiosks, the Company anticipates recording an impairment charge of approximately $150,000 during the third quarter of 2011, related to the acquisition costs of the grocery store contract.

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

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, which are the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiated terms. The interchange fees received by us vary from network to network and, to some extent, from issuer to issuer, but generally range from $0.15 to $0.55 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to $2.50 per transaction. We do not receive any portion of these service fees.

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

Interchange fees are credited to us by networks and credit card issuers on a monthly basis and are paid to us in the following month between the 5th and 15th business day. Surcharge/convenience fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We rebate a portion of these fees to ATM owners and owners of ATM locations as commission payments as per their contractual terms. Fees for network management services are generally paid to us on a monthly basis.

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

Additionally, our industry is a mature and competitive segment.  Examples of the market being mature include:

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

Recent Events – ATM Business Services

Revenue Trends - The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various Electronic Financial Transfer networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change reduced our ATM operating gross profits by over $25,000 a month beginning April 1, 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.  For additional details on this rate change and other risks associated with interchange revenues, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Regulatory Reform in the United States - The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act included provisions that (1) established a new Bureau of Consumer Financial Protection, (2) limited the activities that banking entities may engage in, and (3) gave the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  On June 22, 2011, the Federal Reserve issued certain regulations affecting debit interchange and network routing rules required under the Act.  While the Act's regulations governing interchange fees for electronic debit transactions do not apply to ATM cash withdrawal transactions, the regulations do allow merchants additional flexibility to allow certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  This change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company's future revenues and operating profits (through increased transaction levels at the Company's ATMs). Conversely, with point-of-sale debit transaction rates now regulated, this could cause a shift in behavior by merchants, banks or consumers, which could in turn impact the Company's volume of ATM transactions. Effectively, as a result of the regulated point-of-sale interchange rates, if merchants, banks or consumers are more likely to increase their point-of-sale debit transactions, the Company could in turn experience a decline in cash withdrawal transactions. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. While the Federal Reserve had requested comments as to whether these new anti-exclusivity and routing provisions should apply to ATM transactions, the issued regulations did not apply them to ATM transactions.

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during fiscal 2009, is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores, and, through our acquisition of Tejas, on locations at military bases. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Results of Operations

The following tables set forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated.  Percentages may not add due to rounding.

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Revenues	100.0%	100.0%
Cost of revenues	63.1%	54.4%
Gross profit	36.9%	45.6%

Depreciation expense	6.9%	5.8%
Amortization of intangible merchant contracts	3.5%	3.6%
Selling, general and administrative	22.4%	29.1%
Restructuring charges	0.3%	0.0%
Stock compensation expense	0.2%	1.0%
Total operating expenses	33.3%	39.6%
Operating income from operations before items shown below	3.6%	6.0%

Interest expense, net	(2.2)%	(2.0)%
Gain on sale of assets	0.8%	0.0%
Loss on early extinguishment of debt	0.0%	(1.9)%
Net income	2.2%	2.2%
EBITDA (1)	14.8%	13.6%

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Revenues	100.0%	100.0%
Cost of revenues	62.2%	53.8%
Gross profit	37.8%	46.2%

Depreciation expense	7.1%	5.8%
Amortization of intangible merchant contracts	3.6%	3.7%
Selling, general and administrative	23.5%	28.7%
Restructuring charges	3.2%	0.0%
Stock compensation expense	0.2%	0.9%
Total operating expenses	37.5%	39.1%
Operating income from operations before items shown below	0.2%	7.1%

Interest expense, net	(2.2)%	(2.1)%
Gain on sale of assets	0.4%	0.0%
Other non-operating income	(0.7)%	0.0%
Loss on early extinguishment of debt	0.0%	(0.9)%
Net income (loss)	(2.2)%	4.0%
EBITDA (1)	10.6%	15.6%

(1) See “—EBITDA” sections in: ”Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010” and:”Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010”.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010:

Revenues

The Company reported total operating revenue from operations of $8,293,743 for the three-month period ended June 30, 2011 as compared to $5,506,905 for the three-month period ended June 30, 2010, an increase of 50.6% year over year.

Revenue from our ATM services business was up approximately 15.6% from the second quarter of 2010.  We ended June 30, 2011 with 78 more ATMs than we ended with on June 30, 2010 and processed 3.3% more surcharge transactions in the second quarter of 2011 as compared to the second quarter of 2010.   During the second quarter of 2011, we benefited from having a full quarter’s ATM transactions from the ATM portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year.  Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 28.3% year over year.  Offsetting the increase was the impact of lower revenue year over year due to the reduced interchange fees we received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this filing.)  For the second quarter of 2011, we earned approximately $56,000 less interchange fees than we earned in the second quarter of 2010.

Revenue from our DVD services business was up nearly $1.9 million from the second quarter of 2010.  The increase in DVD services revenue was twofold.  First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the quarter.  Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $1.1 million of DVD services revenue for the quarter.

Cost of Revenues

Our total cost of revenues from operations increased from $2,996,094 to $5,232,206 for the three-month period ended June 30, 2010 to the three-month period ended June 30, 2011.  Approximately $1.6 million of the increase in cost of revenues year over year related to our DVD business.  Approximately $700,000 of the increase in cost of revenues year over year related to our ATM business.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  Cost of revenues in our ATM services business increased 23.7% in the second quarter of 2011 as compared to the same period in 2010.  The $700,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs.  In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010.  Our cost of cash and cash replenishment costs increased during the second quarter in 2011 from 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010.  We ended June 30, 2011 with 78 more ATMs than we ended with on June 30, 2010.  This increase was offset by a service-only contract for 127 ATMs that expired during the early months of the quarter.  These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin.  Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 205 year over year.  140 of that would-be increase was the result of the acquisition of the FMi portfolio (see Financial Footnote #3 “Acquisition of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding this acquisition).   The increase of non-service-only ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses.  First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs.  During fiscal 2010, the company signed and deployed its first major client in the DVD services business, and as such, all costs during the second quarter of 2011 were substantially higher than the costs in the DVD services business for 2010.  Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended June 30, 2011 and 2010 were approximately 36.9%, or $3,061,537, and approximately 45.6%, or $2,510,811, respectively. The increased gross profit for the second quarter of 2011 versus the same period in 2010 was mainly attributable to the increased business from DVD services discussed above.

Gross profit in the ATM services business for the second quarter of 2011 was 43.2%, which is lower than the 46.9% gross profit for the same period in 2010.  The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during the second quarter of 2011 due to the increased revenue, mainly from the acquisition of the Tejas business.

Operating Expenses

Our total operating expenses from operations for the three months ended June 30, 2011 and 2010 were $2,763,325 and $2,178,470, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2011 to 2010	2011 to 2010
	June 30, 2011	June 30, 2010	$ Change	% Change

Depreciation expense	$572,190	$321,205	$250,985	78.1%
Amortization of intangible merchant contracts	291,220	199,332	91,888	46.1%
Selling, general and administrative	1,854,866	1,602,709	252,157	15.7%
Restructuring charges	27,221	-	27,221	100.0%
Stock compensation expense	17,828	55,224	(37,396)	(67.7)%
Total operating expenses	$2,763,325	$2,178,470	$584,855	26.8%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended June 30, 2011 to $572,190 from $321,205 for the same period in 2010.  This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the DVD services business increased from approximately $25,000 in the second quarter of 2010 to approximately $305,000 in 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended June 30, 2011 to $291,220 from $199,332 for the same period in 2010.  The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during the first quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations increased to $1,854,866, or 22.4% of revenue for the three-month period ended June 30, 2011 from $1,602,709, or 29.1% of revenue for the three-month period ended June 30, 2010.  The increase in SG&A expenses was mainly due to approximately $233,000 of increased SG&A expenses incurred in connection with our DVD business services.  Of the increased SG&A expenses, $167,000 was attributable to the overlay of the acquired operations from Tejas Video Partners.  During the second quarter of 2011, we had 17 full-time employees in the DVD services business, along with a part-time consultant.

Restructuring Charges

During the second quarter of 2011, we reduced several headcount as part of the corporate restructuring.  For the three month period ended June 30, 2011, the Company recorded restructuring charges of $27,221 for severance-related expenses.  As of June 30, 2011, the Company had accrued $372,031 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Stock Compensation Expense

For the three months ended June 30, 2011, we recorded stock compensation expense of $17,828, mainly relating to executive and director stock option grants during fiscal years 2007 through 2011.  For the three months ended June 30, 2010, we recorded stock compensation expense of $55,224.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended June 30, 2011 to $178,604 from $109,562 for the three-month period ended June 30, 2010.  The increase was mainly due to our increased debt balances.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain on Sale of Assets

The Company accounts for the impairment of long-lived assets in accordance with GAAP.  The following impairment was recognized during the fourth quarter of 2010:

When the Company entered into the DVD services business line in 2009, it acquired DVD rental kiosks and related software from a certain manufacturer and placed those kiosks at merchant locations.  During the first and second quarters of 2010, the Company concluded that the manufacturers’ DVD rental kiosk would not be able to meet the future growth demands of the Company, and as such, the Company decided to purchase future DVD rental kiosks from an alternate manufacturer, thus running its DVD services business with two distinct and different hardware and software platforms.  During the fourth quarter of 2010, the Company made the decision that operating both DVD platforms would not be an operationally efficient manner to run the DVD services business, and as such, decided that by the end of fiscal 2011, the Company would migrate any business from the original platform to its new platform and would attempt to find a buyer for the 49 DVD rental kiosks and related software operating under the original platform.    Upon evaluation and research, the Company concluded that the carrying amount of these assets was not fully recoverable and during fiscal 2010, the following amounts were charged to impairment of long-lived assets:

	Net Book	Estimated proceeds	Impairment
Long-lived asset description	Value	from disposition	Charge

DVD rental kiosks and related software	$604,493	$122,500	$481,993

			$481,993

During the three-month period ended June 30, 2011, the company sold these machines for a net gain on sale of $63,541.

Loss on Early Extinguishment of Debt

During the three-month period ended June 30, 2010, we recorded $102,146 of expenses relating to the payoff of debt balances with a senior lender and a note payable.  See Financial Footnote #13 “Loss on Early Extinguishment of Debt” for detail of these charges.

Net Income

We had a net income of $183,149 for the three-month period ended June 30, 2011, as compared to net income of $120,633 for the three-month period ended June 30, 2010.

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

The following table sets forth a reconciliation of net income from operations to EBITDA from operations for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Net income from operations	$183,149	$120,633
Interest expense, net	178,604	109,562
Depreciation expense	572,190	321,205
Amortization of intangible merchant contracts	291,220	199,332
EBITDA from operations	$1,225,163	$750,732

Our EBITDA from operations increased to $1,225,163 for the second quarter of fiscal 2011 from $750,732 for the second quarter of fiscal 2010. EBITDA from operations as a percentage of revenues increased to 14.8% for the second quarter of fiscal 2011 from 13.6% for the second quarter of fiscal 2010.

The following table sets forth a reconciliation of net income from operations to EBITDA from operations before stock compensation expense, restructuring charges, gain on sale of assets and loss on early extinguishment of debt (“Adjusted EBITDA”) for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011	June 30, 2010

Net income from operations	$183,149	$120,633
Interest expense, net	178,604	109,562
Depreciation expense	572,190	321,205
Amortization of intangible merchant contracts	291,220	199,332
Restructuring charges	27,221	-
Stock compensation expense	17,828	55,224
Gain on sale of assets	(63,541)	-
Loss on early extinguishment of debt	-	102,146
Adjusted EBITDA from operations	$1,206,671	$908,102

Our Adjusted EBITDA increased to $1,206,671 for the second quarter of fiscal 2011 from $908,102 for the second quarter of fiscal 2010. Adjusted EBITDA as a percentage of revenues decreased to 14.5% for the second quarter of fiscal 2011 from 16.4% for the second quarter of fiscal 2010.   The increase in Adjusted EBITDA from operations was due to lower negative Adjusted EBITDA contributed by our DVD services business for the second quarter of 2011 as compared to the negative Adjusted EBITDA contributed by our DVD services business for the second quarter of 2010.  Additionally, Adjusted EBITDA from our ATM services business increased by over $200,000 from the second quarter of 2010.  See Financial Footnote #11 “Business Segment Information” for financial details of our DVD services business segment.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010:

Revenues

The Company reported total operating revenue from operations of $16,243,814 for the six-month period ended June 30, 2011 as compared to $10,886,983 for the six-month period ended June 30, 2010, an increase of 49.2% year over year.

Revenue from our ATM services business was up approximately 13.5% for the six month period ending June 2011 as compared to the six months of 2010.  We ended June 30, 2011 with 78 more ATMs than we ended with on June 30, 2010 and processed 4.2% more surcharge transactions in the first six months of 2011 as compared to the same period in 2010.   During the six months of 2011, we benefited from having the ATM transactions from the ATM portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year.  Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 25.7% year over year.  Offsetting the increase was the impact of lower revenue year over year due to the reduced interchange fees we received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this filing.)  For the second quarter of 2011, we earned approximately $56,000 less interchange fees than we earned in the second quarter of 2010.

Revenue from our DVD services business was up nearly $4.0 million for the six month period ending June 30, 2011.  The increase in DVD services revenue was twofold.  First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the quarter.  Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $2.2 million of DVD services revenue for the six-month period.

Cost of Revenues

Our total cost of revenues from operations increased from $5,854,028 to $10,108,376 for the six-month period ended June 30, 2010 to the six-month period ended June 30, 2011.  Approximately $2,972,000 of the increase in cost of revenues year over year related to our DVD business.  Approximately $1,282,000 of the increase in cost of revenues year over year related to our ATM business.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share),  cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  Cost of revenues in our ATM services business increased 22.5% in the first six months of 2011 as compared to the same period in 2010.  The $1,282,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs.  In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010.  Our cost of cash and cash replenishment costs increased during the first six months of 2011 from 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010.  We ended June 30, 2011 with 78 more ATMs than we ended with on June 30, 2010.  This increase was offset by a service-only contract for 127 ATMs that expired during the early months of the quarter.  These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin.  Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 205 year over year.  140 of that would-be increase was the result of the acquisition of the FMi portfolio (see Financial Footnote # 3 “Acquisition of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding this acquisition).   The increase of non-service-only ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses.  First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs.   During fiscal 2010, the company signed and deployed its first major client in the DVD services business, and as such, all costs during the second quarter of 2011 were substantially higher than the costs in the DVD services business for 2010.  Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit from operations as a percentage of revenue for the six-month periods ended June 30, 2011 and 2010 were approximately 37.8%, or $6,135,438, and approximately 46.2%, or $5,032,955, respectively. The increased gross profit for the second quarter of 2011 versus the same period in 2010 was mainly attributable to the increased business from DVD services discussed above.

Gross profit in the ATM services business for the six months of 2011 was 43.2%, which is lower than the 47.3% gross profit in 2010.  The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during the six month of 2011 due to the increased revenue, mainly from the acquisition of the Tejas business.

Operating Expenses

Our total operating expenses from operations for the six months ended June 30, 2011 and 2010 were $6,097,473 and $4,260,715, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Six Months Ended		2011 to 2010	2011 to 2010
	June 30, 2011	June 30, 2010	$ Change	% Change

Depreciation expense	$1,147,514	$631,100	$516,414	81.8%
Amortization of intangible merchant contracts	579,658	398,664	180,994	45.4%
Selling, general and administrative	3,818,512	3,128,572	689,940	22.1%
Restructuring charges	512,261	-	512,261	100.0%
Stock compensation expense	39,528	102,379	(62,851)	(61.4)%
Total operating expenses	$6,097,473	$4,260,715	$1,836,758	43.1%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the six-month period ended June 30, 2011 to $1,147,514 from $631,100 for the same period in 2010.  This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the DVD services business increased from approximately $40,459 for the six months of  2010 to approximately $484,545for the same period in 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the six-month period ended June 30, 2011 to $579,658 from $398,664 for the same period in 2010.  The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during the first quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations increased to $3,818,512, or 23.5% of revenue for the six-month period ended June 30, 2011 from $3,128,572, or 28.7% of revenue for the six-month period ended June 30, 2010.  The increase in SG&A expenses was mainly due to approximately $622,000 of SG&A expenses incurred in connection with our DVD business services.  Of the increased SG&A expenses, approximately $362,000 was attributable to the overlay of the acquired operations from Tejas Video Partners.  At the end of the second quarter of 2011, we had 17 full-time employees in the DVD services business, along with a part-time consultant.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement.  During February 2011 through June 2011 several other headcounts were reduced as part of the corporate restructuring.  For the six month period ended June 30, 2011, the Company recorded restructuring charges of $512,261 for severance-related expenses.  As of June 30, 2011, the Company had accrued $372,031 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Stock Compensation Expense

For the six months ended June 30, 2011, we recorded stock compensation expense of $39,528, mainly relating to executive and director stock option grants during fiscal years 2007 through 2011.  For the six months ended June 30, 2010, we recorded stock compensation expense of $102,379.

Gain on Sale of Assets

The Company accounts for the impairment of long-lived assets in accordance with GAAP.  The following impairment was recognized during the fourth quarter of 2010:

When the Company entered into the DVD services business line in 2009, it acquired DVD rental kiosks and related software from a certain manufacturer and placed those kiosks at merchant locations.  During the first and second quarters of 2010, the Company concluded that the manufacturers’ DVD rental kiosk would not be able to meet the future growth demands of the Company, and as such, the Company decided to purchase future DVD rental kiosks from an alternate manufacturer, thus running its DVD services business with two distinct and different hardware and software platforms.  During the fourth quarter of 2010, the Company made the decision that operating both DVD platforms would not be an operationally efficient manner to run the DVD services business, and as such, decided that by the end of fiscal 2011, the Company would migrate any business from the original platform to its new platform and would attempt to find a buyer for the 49 DVD rental kiosks and related software operating under the original platform.    Upon evaluation and research, the Company concluded that the carrying amount of these assets was not fully recoverable and during fiscal 2010, the following amounts were charged to impairment of long-lived assets:

	Net Book	Estimated proceeds	Impairment
Long-lived asset description	Value	from disposition	Charge

DVD rental kiosks and related software	$604,493	$122,500	$481,993

			$481,993

During the six-month period ended June 30, 2011, the company sold these machines for a net gain on sale of $63,541.

Loss on Early Extinguishment of Debt

During the six-month period ended June 30, 2010, we recorded $102,146 of expenses relating to the payoff of debt balances with a senior lender and a note payable.  See Financial Footnote #13 “Loss on Early Extinguishment of Debt” for detail of these charges.

Interest Expense, Net

Interest expense, net, increased for the six-month period ended June 30, 2011 to $349,501 from $230,893 for the six-month period ended June 30, 2010.  The increase was mainly due to our increased debt balances.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Net Income (loss)

We had a net loss of $360,495 for the six-month period ended June 30, 2011, as compared to net income of $439,201 for the six-month period ended June 30, 2010.  Had we not had the non-recurring charges for restructuring and other non-operating expenses, we would have had net income of $264,266 for the six-month period ended June 30, 2011.

EBITDA

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Net income (loss) from operations	$(360,495)	$439,201
Interest expense, net	349,501	230,893
Depreciation expense	1,147,514	631,100
Amortization of intangible merchant contracts	579,658	398,664
EBITDA from operations	$1,716,178	$1,699,858

Our EBITDA from operations increased to $1,716,178 for the six months of fiscal 2011 from $1,699,858 for the six months of fiscal 2010. EBITDA from operations as a percentage of revenues decreased to 10.6% for the six months of fiscal 2011 from 15.6% for the six months of fiscal 2010.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations before stock compensation expense, restructuring charges, other non-operating expense, gain on sale of assets and loss on early extinguishment of debt  (“Adjusted EBITDA”) for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Net income (loss) from operations	$(360,495)	$439,201
Interest expense, net	349,501	230,893
Depreciation expense	1,147,514	631,100
Amortization of intangible merchant contracts	579,658	398,664
Restructuring charges	512,261	-
Stock compensation expense	39,528	102,379
Gain on sale of assets	(63,541)	-
Other non-operating expense	112,500	-
Loss on early extinguishment of debt	-	102,146
Adjusted EBITDA from operations	$2,316,926	$1,904,383

Our Adjusted EBITDA increased to $2,316,926 for the six-month period ended June 30, 2011, from $1,904,383 for the six-month period ended June 30, 2010. Adjusted EBITDA as a percentage of revenues decreased to 14.3% for the six-month period ended June 30, 2011 from 17.5% for the six-month period ended June 30, 2010.   The increase in Adjusted EBITDA from operations was primarily due to significantly less negative adjusted EBITDA contributed by our DVD services business for the six-month period ended June 30, 2011, as compared to the negative adjusted EBITDA contributed by our DVD services business for the six-month period ended June 30, 2010.  See Financial Footnote #11 “Business Segment Information” for financial details of our DVD services business segment.

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

Liquidity and Capital Resources

Financial Condition

	For the Six Months Ended		2011 to 2010	2011 to 2010
	June 30, 2011	June 30, 2010	$ Change	% Change

Net cash provided by operating activities	$943,048	$274,512	$668,536	243.5%
Net cash used in investing activities	(2,451,647)	(1,753,966)	(697,681)	39.8%
Net cash provided by financing activities	1,205,994	2,377,221	(1,171,227)	(49.3)%
Increase (decrease) in cash	$(302,605)	$897,767	$(1,200,372)

Operating Activities

During the first six months of 2011 net cash provided by operating activities amounted to $943,048.  Net cash provided by operating activities amounted to $274,512 during the first quarter of 2010.  The increase in cash provided by operating activities was primarily due to the change in prepaid expenses and other current assets year over year.  During the first six months of 2010, cash from operations was negatively impacted due to $1,341,105 that was prepaid to our DVD kiosk manufacturer for DVD kiosks and was delivered in July 2010.   Had the timing of this prepayment not occurred in 2010, the net cash provided by operations for the first six months of 2010 would have been approximately $1.6 million, therefore showing a decrease year over year.  The negative change in the operating cash impact of accounts receivable year over year was due to timing of receiving surcharge and interchange payments from our processors.

Investing Activities

Net cash used in investing activities from operations for the first six months of 2011 was $2,451,647.  The increase from the $1,753,966 used in fiscal 2010 was mainly due to the cash paid for the acquisition of Tejas Video Partners offset by a reduction of purchased property and equipment year over year.

Financing Activities

Net cash provided by financing activities was $1,205,994 due to drawdowns from the Loan Agreement (discussed in Financial Footnote #5 “Senior Lenders’ Notes Payable”) offset by paying back senior lender notes and capital leases during the first six months of 2011.  This compared to funds used in financing activities of $2,337,221 in fiscal 2010.

Working Capital

As of June 30, 2011, the Company had current assets of $5,023,849 and current liabilities of $9,208,240, which results in negative working capital of $4,184,391.  This compares to a working capital deficit of $3,490,856 that existed at December 31, 2010.    Despite the negative working capital, we believe that if we achieve our 2011 business plan, we will have sufficient working capital to meet our current obligations during 2011.  Our business plan calls for the Company to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations.  Achieving that business plan is contingent upon being successful in securing new profitable ATM and DVD clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2011 obligations.  If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Significant Changes in Balance Sheet Accounts

As of June 30, 2011, accounts receivable, net of allowance, increased $538,386 to $949,342 from the December 31, 2010 balance of $410,956.  The increase was primarily due the early payment from our processor of interchange receivables usually paid in the month subsequent to when it is earned.  During December 2010, our processor paid approximately $370,000 of interchange monies earned for December which normally would have been paid during January 2011.   During June 2011, the processor did not pay the interchange revenue during June; rather it was paid in July 2011.

As of June 30, 2011, inventory, net of obsolescence, increased $673,606 to $2,063,212 from the December 31, 2010 balance of $1,389,606.  The increase was mainly due to purchases of DVD inventory during the first six months of 2011, less amortization expenses of the DVD library during the six month period.

As of June 30, 2011, merchant contracts, net, increased $974,341 to $11,853,370 from the December 31, 2010 balance of $10,879,029.  The increase was mainly due to the acquisition of merchant contracts in the Tejas acquisition, less amortization expenses recorded during the quarter.

As of June 30, 2011, accounts payable and accrued liabilities increased $611,043 to $5,215,880 from the December 31, 2010 balance of $4,604,837.  Approximately $480,000 of the increase was related to severance and payroll-related accruals.  Approximately $258,000 of the increase was due to increased accruals related to retailer, merchant and distributor commissions (or revenue share) resulting from increased ATM revenue during the second quarter of 2011 as compared to the fourth quarter of 2010.

As of June 30, 2011, senior lenders' notes payable increased $1,452,891 to $10,502,345 from the December 31, 2010 balance of $9,049,454.  The increase was due to additional funding for the acquisition of Tejas, additional funding of our DVD library purchases and funding of ATMs and back-office hardware.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” for details of the balances.

Additional Funding Sources

We currently have bank lines available for our short-term growth needs.  We estimate the Company will be required to draw down approximately $900,000 on its existing bank lease financing to fund new purchases of ATMs for organic growth within its ATM services business; will be required to draw down up to approximately $1,000,000 on its existing bank lease financing to fund new purchases of DVD kiosks for both its conversion of DVD kiosk equipment relating to the Tejas acquisition, for organic growth within its DVD services business and for purchases of DVDs.  We also may be required to draw down approximately $250,000 on its existing bank lease financing to fund new purchases of back office equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company in general rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly bank and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2011, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew.  As of June 30, 2011, the Company had 6 ATMs funded by WSFS with a vault cash outstanding balance of approximately $82,740 in connection with this arrangement.

•
Elan (formerly GenPass Technologies).  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $100,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash.  The contract currently in place with Elan expires on August 11, 2012.  As of June 30, 2011, the Company had 1,630 ATMs funded by Elan with a vault cash outstanding balance of about approximately $41,000,000.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transactions volumes traditionally increase more than at non-branded ATMs.  As of June 30, 2011, Nationwide had 45 branded financial partners, which funded 438 ATMs.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect.  Interest rate decreases have decreased the rental cost of our vault cash.  As the interest rates increase and vault cash costs increase, this will have an unfavorable impact on the Company’s results of operations.

ITEM  3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

ITEM  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Interim President and Interim Co-Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information regarding legal proceedings is contained in Financial Footnote #7 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 11, 2011 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Michael I. Connolly
Michael I. Connolly
Interim President and Interim Co-Chief Executive Officer
(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of August, 2011.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Michael I. Connolly	Interim President, Interim Co-Chief Executive Officer and Director
Michael I. Connolly	(interim principal executive officer)

/S/ Lock Ireland
Lock Ireland	Interim Co-Chief Executive Officer, Vice Chairman and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.