Form 10-Q
period 2011-09-30
GLOBAL AXCESS CORP
filed 2011-11-14
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________    to       ___________

000-17874
(Commission file number)

 GLOBAL AXCESS CORP
(Exact name of registrant as specified in its charter)

NEVADA	88-0199674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

7800 BELFORT PARKWAY, SUITE 165
JACKSONVILLE, FLORIDA	32256
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2011, the registrant had 22,702,977 shares outstanding of its common stock, $0.001 par value.

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

When used in this report, the words “outlook”, "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,532,242	$1,743,562
Accounts receivable, net of allowance of $2,770 in 2011 and $4,354 in 2010	884,200	410,956
Inventory, net of allowance for obsolescence of $182,572 in 2011 and 2010	1,512,936	1,389,606
Deferred tax asset - current	363,926	363,926
Prepaid expenses and other current assets	178,689	139,551
Total current assets	4,471,993	4,047,601

Fixed assets, net	9,738,021	9,581,561

Other assets
Merchant contracts, net	11,384,257	10,879,029
Intangible assets, net	4,270,593	4,219,216
Deferred tax asset - non-current	1,611,285	1,611,285
Other assets	95,134	66,807

Total assets	$31,571,283	$30,405,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,985,473	$4,604,837
Notes payable - related parties - current portion, net	32,226	29,740
Notes payable - current portion	23,268	21,777
Senior lenders' notes payable - current portion, net	4,302,874	2,426,915
Capital lease obligations - current portion	273,824	455,188
Total current liabilities	9,617,665	7,538,457

Long-term liabilities
Interest rate swap contract	585,743	-
Notes payable - related parties - long-term portion, net	19,692	43,694
Notes payable - long-term portion	33,924	51,476
Senior lenders' notes payable - long-term portion, net	7,446,248	6,622,539
Capital lease obligations - long-term portion	44,252	205,275
Total liabilities	17,747,524	14,461,441

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,115,788 and 22,292,469 shares issued and 22,675,326 and 22,139,444 shares outstanding at September 30, 2011 and December 31, 2010, respectively	22,725	22,188
Additional paid-in capital	23,557,119	23,202,338
Accumulated other comprehensive loss	(585,743)	-
Accumulated deficit	(8,949,831)	(7,198,502)
Treasury stock; 440,462 and 153,025 shares of common stock at cost at September 30, 2011 and December 31, 2010, respectively	(220,511)	(81,966)
Total stockholders' equity	13,823,759	15,944,058
Total liabilities and stockholders' equity	$31,571,283	$30,405,499

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Revenues	$8,055,922	$5,779,313

Cost of revenues	4,952,102	3,473,994
Gross profit	3,103,820	2,305,319

Operating expenses
Depreciation expense	508,697	382,160
Amortization of intangible merchant contracts	299,872	207,665
Impairment of assets	1,085,194	-
Selling, general and administrative	1,955,074	1,619,125
Restructuring charges	421,046	-
Stock compensation expense	34,719	54,288
Total operating expenses	4,304,602	2,263,238
Operating income (loss) from operations before items shown below	(1,200,782)	42,081

Interest expense, net	(194,052)	(137,915)
Gain on sale of assets	4,000	-
Net loss	$(1,390,834)	$(95,834)

Loss per common share - basic:
Net loss per common share	$(0.06)	$0.00

Loss per common share - diluted:
Net loss per common share	$(0.06)	$0.00

Weighted average common shares outstanding:
Basic	22,620,543	21,954,030
Diluted	22,620,543	21,954,030

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Revenues	$24,299,736	$16,666,296

Cost of revenues	15,060,478	9,328,022
Gross profit	9,239,258	7,338,274

Operating expenses
Depreciation expense	1,656,211	1,013,260
Amortization of intangible merchant contracts	879,530	606,329
Impairment of assets	1,085,194	-
Selling, general and administrative	5,773,587	4,747,697
Restructuring charges	933,307	-
Stock compensation expense	74,247	156,667
Total operating expenses	10,402,076	6,523,953
Operating income (loss) from operations before items shown below	(1,162,818)	814,321

Interest expense, net	(543,552)	(368,808)
Gain on sale of assets	67,541	-
Other non-operating expense	(112,500)	-
Loss on early extinguishment of debt	-	(102,146)
Net income (loss)	$(1,751,329)	$343,367

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.08)	$0.02

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.08)	$0.01

Weighted average common shares outstanding:
Basic	22,491,025	21,930,267
Diluted	22,491,025	23,481,861

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Income (loss) from operations	$(1,751,329)	$343,367
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Stock based compensation	74,247	156,667
Stock options issued to consultants in lieu of cash compensation	4,226	-
Loss on early extinguishment of debt	-	61,508
Depreciation expense	1,656,211	1,013,260
Amortization of intangible merchant contracts	879,530	606,329
Amortization of capitalized loan fees	56,355	25,250
Impairment of assets	1,085,194	-
Allowance for doubtful accounts	(20,563)	12,824
Allowance for inventory obsolescence	-	(12,000)
Gain on sale of assets	(67,541)	-
Changes in operating assets and liabilities, net of effects of acquisition of Tejas:
Change in accounts receivable, net	(452,681)	538
Change in inventory, net	(1,543,162)	(722,804)
Change in prepaid expenses and other current assets	(39,138)	(70,866)
Change in other assets	(28,327)	(42,500)
Change in intangible assets, net	(107,732)	(157,587)
Change in accounts payable and accrued liabilities	380,636	976,747
Net cash provided by operating activities	125,926	2,190,733

Cash flows from investing activities:
Cash paid for Tejas acquisition	(1,375,000)	-
Proceeds from sale of fixed assets	122,500	-
Costs of acquiring merchant contracts	(18,074)	(131,574)
Purchase of fixed assets	(1,418,676)	(4,459,354)
Net cash used in investing activities	(2,689,250)	(4,590,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	32,300	2,249
Proceeds from senior lenders' notes payable	4,895,280	8,083,407
Proceeds from notes payable	-	710,533
Change in restricted cash	-	800,000
Principal payments on senior lenders' notes payable	(2,195,612)	(5,578,634)
Principal payments on notes payable	(16,061)	(725,102)
Principal payments on notes payable - related parties	(21,516)	(19,203)
Principal payments on capital lease obligations	(342,387)	(595,625)
Net cash provided by financing activities	2,352,004	2,677,625
Increase (decrease) in cash and cash equivalents	(211,320)	277,430
Cash and cash equivalents, beginning of period	1,743,562	2,007,860
Cash and cash equivalents, end of the period	$1,532,242	$2,285,290

Cash paid for interest	$507,853	$345,942

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	September 30, 2011	September 30, 2010

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets (to) from inventory	$(423,554)	$(60,604)
Fair value adjustment on swap agreement with senior lender	(585,743)	-
Total non-cash operating activities	$(1,009,297)	$(60,604)

Investing activities:
Purchase of assets under capital lease obligations	$-	$260,684
Net transfer of de-installed net fixed assets to (from) inventory	423,554	60,604
Total non-cash investing activities	$423,554	$321,288

Acquisition of assets of Tejas:
Computer equipment	$25,400	$-
DVD inventory	88,916	-
Merchant contracts	1,366,684	-
Assets acquired	1,481,000	-
Common stock issued, subject to restrictions	(106,000)	-
Cash paid for Tejas acquisition	$1,375,000	$-

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 287,437 and 105,163 shares of common stock at cost for the nine month periods ended September 30, 2011 and 2010, respectively	$(138,545)	$(70,000)
Total non-cash financing activities	$(138,545)	$(70,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K, filed with the SEC, for the year ended December 31, 2010 of Global Axcess Corp and its subsidiaries (the “Company”).

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the presentation of interim financial statements.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2011 and 2010:

Revenues:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Surcharge / Convenience Fee revenue	$4,161,954	$3,156,113
ATM Interchange revenue	1,748,940	1,717,123
ATM Processing revenue	45,615	43,644
ATM Sales revenue	95,823	139,439
Other ATM revenue	316,907	363,889
DVD Rental revenue	1,686,683	359,105
Total revenue	$8,055,922	$5,779,313

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Operating revenue	$6,273,416	$5,280,769
ATM Sales revenue	95,823	139,439
DVD Operating revenue	1,686,683	359,105
Total revenue	$8,055,922	$5,779,313

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Surcharge / Convenience Fee revenue	$12,049,106	$9,428,929
ATM Interchange revenue	5,188,350	5,319,653
ATM Processing revenue	136,500	131,795
ATM Sales revenue	231,287	279,049
Other ATM revenue	1,005,282	1,044,950
DVD Rental revenue	5,689,211	461,920
Total revenue	$24,299,736	$16,666,296

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Operating revenue	$18,379,239	$15,925,327
ATM Sales revenue	231,287	279,049
DVD Operating revenue	5,689,211	461,920
Total revenue	$24,299,736	$16,666,296

Cost of Revenues:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Merchant residual / commission costs	$2,062,588	$1,609,109
ATM Cost of cash	661,208	570,377
ATM Processing costs	287,026	282,849
ATM Communication costs	101,724	130,759
ATM Sales costs	79,612	144,777
Other ATM cost of revenues	430,347	309,265
DVD operating costs	1,329,597	426,858
Total cost of revenues	$4,952,102	$3,473,994

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Cost of ATM Operating revenue	$3,542,894	$2,902,359
ATM Sales costs	79,612	144,777
Cost of DVD Operating revenue	1,329,597	426,858
Total cost of revenues	$4,952,102	$3,473,994

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Merchant residual / commission costs	$5,984,544	$4,701,863
ATM Cost of cash	2,016,700	1,663,471
ATM Processing costs	863,330	786,698
ATM Communication costs	304,382	429,836
ATM Sales costs	198,419	276,671
Other ATM cost of revenues	1,225,897	876,967
DVD operating costs	4,467,206	592,516
Total cost of revenues	$15,060,478	$9,328,022

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cost of ATM Operating revenue	$10,394,854	$8,458,835
ATM Sales costs	198,419	276,671
Cost of DVD Operating revenue	4,467,206	592,516
Total cost of revenues	$15,060,478	$9,328,022

Inventory

The components of inventory for the periods ended September 30, 2011 and December 31, 2010, respectively, are as follows:

	September 30, 2011	December 31, 2010

ATM parts and supplies	$180,981	$127,495
Automated teller machines	277,862	202,482
DVD rental kiosks	566,496	222,942
DVD library	670,169	1,019,259
	1,695,508	1,572,178
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,512,936	$1,389,606

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other Intangible Assets	89,701	15,149	74,552
Merchant contracts	14,818,294	4,152,681	10,665,613
Total Intangible assets and merchant contracts	$19,097,640	$4,336,116	$14,761,524

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

For the three months ended September 30, 2011 there were stock options outstanding to acquire 1,875,876  shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.  Stock options to purchase 2,901,905 shares of common stock and stock warrants to purchase 165,000 shares of common stock that were outstanding at September 30, 2010 were not included in the computation of diluted earnings per share for the three months ended September 30, 2010 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Numerator
Loss from continuing operations	$(1,390,834)	$(95,834)

Numerator for diluted loss per share
available to common stockholders	$(1,390,834)	$(95,834)

Denominator
Weighted average shares	22,620,543	21,954,030
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted weighted shares after assumed exercises	22,620,543	21,954,030

Loss per common share - basic:
Net loss per common share	$(0.06)	$0.00

Loss per common share - diluted:
Net loss per common share	$(0.06)	$0.00

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Numerator
Income (loss) from operations	$(1,751,329)	$343,367

Numerator for diluted income (loss) per share available to common stockholders	$(1,751,329)	$343,367

Denominator
Weighted average shares	22,491,025	21,930,267
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	1,551,594

Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	22,491,025	23,481,861

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.08)	$0.02

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.08)	$0.01

Deferred Tax Asset

In accordance with Financial Accounting Standards Board (“FASB”) guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

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

During the fourth quarter of 2009, recurring annual profits for previous periods allowed the Company to determine that it was not in a cumulative loss position. Based on this positive evidence, we concluded that it was more likely than not that some of the Company’s net deferred tax asset would be realizable. As a result, a $1.1 million reduction in the net deferred tax valuation allowance was recorded in 2009. For purposes of assessing realizability of the deferred tax assets, a projected cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The Company reviews a rolling thirty-six month calculation of earnings to determine if the Company is in a cumulative loss position. As of September 30, 2011, the Company is not in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350) allowing an entity the option to first perform a qualitative assessment to determine whether it is necessary to perform the traditional two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of impairment loss to be recognized (if any). If, after performing the qualitative assessment, an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further impairment testing is necessary. The qualitative assessment includes assessing relevant events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, events affecting a reporting unit or a sustained decrease in share price. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

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

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance.  The acquisition of Tejas is based on management’s consideration of past and expected future performance.  The allocation of the aggregate purchase price of this acquisition is as follows:

Computer equipment	$25,400
DVD inventory	88,916
Merchant contract	1,366,684
Assets acquired	$1,481,000

The assets acquired in the Tejas acquisition serve as collateral for borrowings as discussed in Financial Footnote #5 “Senior Lenders’ Notes Payable.”

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Accounts payable	$1,480,628	$1,688,818
Accrued commissions/residual payments	1,479,596	1,216,266
Accrued cost of cash and cash replenishment expenses	442,049	303,027
Accrued payroll	294,734	204,086
Accrued severance	285,097	-
Accrued audit fees	76,625	84,500
Accrued interest	10,293	22,995
Accrued legal fees	-	54,056
Asset retirement obligation	87,902	88,074
Accrued taxes	280,869	226,336
Other	547,680	716,679
Accounts payable and accrued liabilities	$4,985,473	$4,604,837

5.	SENIOR LENDERS’ NOTES PAYABLE

On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012.  The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule.  As of September 30, 2011, the Company had drawn down a total of $5,646,231 against the Lease Agreement.   $1,699,700 of the total draw down will be on an interim interest-only schedule.

The Company had $887,081 in new financing offset by $316,598 in principal payments on its draw loan facilities during the quarter ended September 30, 2011.  Of the $887,081 in draws, $793,307 was derived from a new inventory draw facility.  The company had $1,208,595 in new financing for equipment during the quarter ended September 30, 2011.  The blended rate on all new financing during the quarter ended September 30, 2011, was 8.2%.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which will swap the interest rate on the Company’s vault cash.  The effective date of the rate swap is June 1, 2012 and until then, the Company will continue to pay its variable interest rate on the $20 million of vault cash.

The components of senior lenders’ notes payable for the periods presented are as follows:

	September 30, 2011	December 31, 2010

Fifth Third Bank, term loan	$2,916,668	$4,166,668
Fifth Third Bank, equipment lease line	5,646,231	3,725,158
Fifth Third Bank, draw loan	1,067,058	824,567
Fifth Third Bank, draw loan #2	793,307	-
Fifth Third Bank, $1.65 million draw loan	1,325,858	333,061
	11,749,122	9,049,454
Less: current portion	4,302,874	2,426,915
Long-term portion, net of senior lenders' notes payable	$7,446,248	$6,622,539

As of September 30, 2011, the Company was not in compliance with its Debt Service Coverage covenant   with Fifth Third Bank.  The company obtained a waiver from Fifth Third with no attached fee.  The blended interest rate on all components of senior lenders’ notes payable as of September 30, 2011 was 5.75%.  As of September 30, 2011, the Company had $6,900,878 of available funds remaining on its senior lender’s notes payable.

6.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2011 and 2013.  The average interest rate paid on these lease payments is 9.56% per annum.  During the three-month period ended September 30, 2011, we did not enter into any new capital lease obligations.  As of September 30, 2011, $318,076 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

The effective tax rates for the three months ended September 30, 2011 and 2010 were 0.0%.  While there is no difference in the effective tax rate for the three months ended September 30, 2011 over the respective previous periods, the effective tax rates for the three months ended September 30, 2011 differs from our expected tax rates for the periods then-ended primarily due to the tax effects from the change in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at September 30, 2011 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

At December 31, 2010, the Company had net operating loss carryforwards remaining of approximately $23.6 million that may be offset against future taxable income through 2030.

At December 31, 2010, we had approximately $1,147,200 of total gross unrecognized tax benefits. Of this total, $1,147,200 (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future periods.  There is no balance of gross unrecognized tax benefits at December 31, 2010 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months.

For the nine months ended September 30, 2011, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at September 30, 2011 was $1,147,200.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties.  As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at September 30, 2011 was $0.

We are subject to the income tax jurisdiction of the U.S., as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2006.

9.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2011:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, June 30, 2011	22,575,326	$22,625	$23,493,474	$(7,558,997)	$(244,515)		$(220,511)	$15,492,076

Stock compensation expense	-	-	34,719	-	-	-	-	34,719

Stock options exercised	100,000	100	24,700	-	-	-	-	24,800

Stock options issued to consultants in lieu of cash compensation	-	-	4,226		-	-	-	4,226

Other comprehensive loss	-	-	-	-	(341,228)	(341,228)	-	(341,228)

Net loss	-	-	-	(1,390,834)	-	(1,390,834)	-	(1,390,834)
						(1,732,062)

Balances, September 30, 2011	22,675,326	$22,725	$23,557,119	$(8,949,831)	$(585,743)		$(220,511)	$13,823,759

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$585,743	$-	$585,743	$-

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $585,743 as of September 30, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

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

The following table summarizes our revenue, gross profit, SG&A, stock compensation expenses, depreciation and amortization, impairment of assets, restructuring charges, operating income (loss), net income (loss) and Adjusted EBITDA by segment for the periods indicated below.

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization.  Adjusted EBITDA is defined as EBITDA from operations before impairment of assets, restructuring charges, stock compensation expense, other non-operating expense, gain on sale of assets, and loss on early extinguishment of debt.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue:
ATM Services	$6,369,239	$5,420,208	$18,610,525	$16,204,376
DVD Services - The Exchange	1,084,734	-	3,257,209	-
DVD Services - Other	601,949	359,105	2,432,002	461,920
Corporate Support	-	-	-	-
Consolidated revenue	$8,055,922	$5,779,313	$24,299,736	$16,666,296

Gross profit:
ATM Services	$2,746,734	$2,373,072	$8,017,308	$7,468,870
DVD Services - The Exchange	324,391	-	1,329,786	-
DVD Services - Other	32,695	(67,753)	(107,836)	(130,596)
Corporate Support	-	-	-	-
Consolidated gross profit	$3,103,820	$2,305,319	$9,239,258	$7,338,274

SG&A:
ATM Services	$1,074,551	$1,019,945	$3,154,763	$3,120,323
DVD Services - The Exchange	176,764	-	540,029	-
DVD Services - Other	189,316	285,953	763,490	600,972
Corporate Support	514,443	313,227	1,315,305	1,026,402
Consolidated SG&A	$1,955,074	$1,619,125	$5,773,587	$4,747,697

Stock compensation expense:
ATM Services	$-	$-	$-	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	-	-	-
Corporate Support	34,719	54,288	74,247	156,667
Consolidated stock compensation expense	$34,719	$54,288	$74,247	$156,667

Depreciation & Amortization:
ATM Services	$484,325	$420,378	$1,445,432	$1,250,510
DVD Services - The Exchange	87,581	-	173,189	-
DVD Services - Other	160,608	92,602	688,249	133,060
Corporate Support	76,055	76,845	228,871	236,019
Consolidated depreciation & amortization	$808,569	$589,825	$2,535,741	$1,619,589

Impairment of assets
ATM Services	$-	$-	$-	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	1,085,194	-	1,085,194	-
Corporate Support	-	-	-	-
Consolidated impairment of assets	$1,085,194	$-	$1,085,194	$-

Restructuring charges:
ATM Services	$1,863	$-	$64,601	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	419,183	-	419,183	-
Corporate Support	-	-	449,523	-
Consolidated restructuring charges	$421,046	$-	$933,307	$-

Operating income (loss):
ATM Services	$1,185,995	$932,749	$3,352,512	$3,098,038
DVD Services - The Exchange	60,046	-	616,568	-
DVD Services - Other	(1,821,606)	(446,307)	(3,063,952)	(864,629)
Corporate Support	(625,217)	(444,361)	(2,067,946)	(1,419,088)
Consolidated operating income (loss)	$(1,200,782)	$42,081	$(1,162,818)	$814,321

Net income (loss):
ATM Services	$1,180,091	$805,403	$3,318,140	$2,414,235
DVD Services - The Exchange	60,046	-	616,512	-
DVD Services - Other	(1,821,606)	(446,308)	(2,962,911)	(864,628)
Corporate Support	(809,365)	(454,929)	(2,723,070)	(1,206,240)
Consolidated net income (loss)	$(1,390,834)	$(95,834)	$(1,751,329)	$343,367

Adjusted EBITDA:
ATM Services	$1,672,183	$1,353,127	$4,862,600	$4,348,547
DVD Services - The Exchange	147,627	-	789,702	-
DVD Services - Other	(156,621)	(353,706)	(871,326)	(731,568)
Corporate Support	(514,443)	(313,227)	(1,315,305)	(1,026,402)
Consolidated Adjusted EBITDA	$1,148,746	$686,194	$3,465,671	$2,590,577

The following table summarizes total assets by segment for the periods indicated:

	September 30,	December 31,
	2011	2010
Assets:
ATM Services	$26,507,623	$24,944,071
DVD Services	5,063,660	5,461,428
Consolidated assets	$31,571,283	$30,405,499

12.	IMPAIRMENT OF ASSETS

During the fiscal year 2011, the company removed DVD kiosks from store locations owned by a major customer.  The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks removed from store locations.  Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

In addition to these kiosk de-installations, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer.  This cancellation was a result of the customer’s bankruptcy proceedings.

During the third quarter of 2011, the Company wrote down $1,085,194 of impaired DVD inventory.  This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks we anticipate will be removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract.

13.	RESTRUCTURING CHARGES

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement.

From February 2011 through September 2011 several other headcounts were reduced as part of a corporate restructuring.  For the nine month period ended September 30, 2011, the Company recorded restructuring charges of $531,936 for severance-related expenses.  As of September 30, 2011, the Company had accrued $285,097 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse.  While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter.  The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks.  Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011.  This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings.  The Company accrued $100,000 total for the de-installation of these kiosks as well as the cost of redeploying other kiosks in the third quarter of 2011.  The company wrote off $175,102 of un-amortized costs intangible costs relating to its contract with this customer.

The following table summarizes the restructuring charges recorded during the nine-month period ended September 30, 2011:

For the Nine Months Ended
September 30, 2011

Deinstallation Charges	$226,269
Unamortized Intangible Write Off	175,102
Severance Related Charges	531,936
Total	$933,307

14.	LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

The following summarizes the amounts charged to loss on early extinguishment of debt for the nine-month period ended September 30, 2010:

For the Nine Months Ended
Item description	September 30, 2010

Accelerated amortization of capitalized loan fees	$61,508

Prepayment fees on debt settlement	$40,638

Total loss on early extinguishment of debt	$102,146

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

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during fiscal 2009, is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores, and, through our acquisition of Tejas ( “The Exchange”), on locations at military bases.  Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet.  Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

During the third quarter, the Company removed approximately 115 of its DVD rental kiosks from the field and placed them into storage at a company warehouse.  While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter.   Additionally, the Company received notice from a customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011.  (See “Impairment of Assets” and “Restructuring Charges” in the “Management Discussion and Analysis of Financial Condition and Results of Operations,” and financial Footnote #13 “Restructuring Charges” for financial components of these events).

Results of Operations

The following tables set forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated.  Percentages may not add due to rounding.

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Revenues	100.0%	100.0%
Cost of revenues	61.5%	60.1%
Gross profit	38.5%	39.9%
Operating expenses
Depreciation expense	6.3%	6.6%
Amortization of intangible merchant contracts	3.7%	3.6%
Impairment of assets	13.5%	0.0%
Selling, general and administrative	24.3%	28.0%
Restructuring charges	5.2%	0.0%
Stock compensation expense	0.4%	0.9%
Total operating expenses	53.4%	39.2%
Operating income (loss) from operations before items shown below	(14.9)%	0.7%

Interest expense, net	(2.4)%	(2.4)%
Gain on sale of assets	0.0%	0.0%
Net loss	(17.3)%	(1.7)%
EBITDA (1)	(4.8)%	10.9%

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Revenues	100.0%	100.0%
Cost of revenues	62.0%	56.0%
Gross profit	38.0%	44.0%
Operating expenses
Depreciation expense	6.8%	6.1%
Amortization of intangible merchant contracts	3.6%	3.6%
Impairment of assets	4.5%	0.0%
Selling, general and administrative	23.8%	28.5%
Restructuring charges	3.8%	0.0%
Stock compensation expense	0.3%	0.9%
Total operating expenses	42.8%	39.1%
Operating income (loss) from operations before items shown below	(4.8)%	4.9%

Interest expense, net	(2.2)%	(2.2)%
Gain on sale of assets	0.3%	0.0%
Other non-operating income	(0.5)%	0.0%
Loss on early extinguishment of debt	0.0%	(0.6)%
Net income (loss)	(7.2)%	2.1%
EBITDA (1)	5.5%	14.0%

(1) See “—EBITDA” sections in: “Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010” and: “Comparison of Results of Operations for the Nine months Ended September 30, 2011 and 2010”.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010:

Revenues

The Company reported total operating revenue from operations of $8,055,922 for the three-month period ended September 30, 2011 as compared to $5,779,313 for the three-month period ended September 30, 2010, an increase of 39.4% year over year.

Revenue from our ATM services business was up approximately 17.5% from the third quarter of 2010.  We ended September 30, 2011 with 169 more ATMs than we ended with on September 30, 2010 and processed 4.86% more surcharge transactions in the third quarter of 2011 as compared to the third quarter of 2010.   During the third quarter of 2011, we benefited from having a full quarter’s ATM transactions from the ATM portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year.  Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 27.8% year over year.  For the third quarter of 2011, we earned approximately $32,000 more interchange fees than we earned in the third quarter of 2010, due to a higher machine count.  Offsetting the increase was the impact of reduced interchange fees we received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this filing).

Revenue from our DVD services business was up nearly $1.3 million from the third quarter of 2010.  The increase in DVD services revenue was based primarily on two factors.  First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the quarter.  Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $1.1 million of DVD services revenue for the quarter.

Cost of Revenues

Our total cost of revenues from operations increased from $3,473,994 to $4,952,102 for the three-month period ended September 30, 2010 to the three-month period ended September 30, 2011.  Approximately $900,000 of the increase in cost of revenues related to our DVD business.  Approximately $575,000 of the increase in cost of revenues related to our ATM business.  Cost of revenues in our ATM services business increased 18.9% in the third quarter of 2011 as compared to the same period in 2010.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  The $575,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs.  In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010.  Our cost of cash and cash replenishment costs increased during the third quarter in 2011 from 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010.  We ended September 30, 2011 with 169 more ATMs than we ended with on September 30, 2010.  This increase was offset by a service-only contract for 127 ATMs that expired during the early months of the quarter.  These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin.  Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 296 year over year.  160 of that would-be increase was the result of the acquisition of the FMi portfolio (see Financial Footnote #3 “Acquisition of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding this acquisition).   The increase of non-service-only ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses.  First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs.  During fiscal 2010, the company signed and deployed its first major client in the DVD services business, and as such, all costs during the third quarter of 2011 were substantially higher than the costs in the DVD services business for 2010.  Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended September 30, 2011 and 2010 were approximately 38.5%, or $3,103,820, and approximately 39.9%, or $2,305,319, respectively. The increased gross profit for the third quarter of 2011 versus the same period in 2010 was mainly attributable to the increased business from DVD services discussed above.

Gross profit in the ATM services business for the third quarter of 2011 was 43.1%, which is lower than the 43.8% gross profit for the same period in 2010.  The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during the third quarter of 2011 due to the increased revenue, mainly from the acquisition of the Tejas business.

Operating Expenses

Our total operating expenses from operations for the three months ended September 30, 2011 and 2010 were $4,304,602 and $2,263,238, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2011 to 2010	2011 to 2010
	September 30, 2011	September 30, 2010	$ Change	% Change

Depreciation expense	$508,697	$382,160	$126,537	33.1%
Amortization of intangible merchant contracts	299,872	207,665	92,207	44.4%
Impairment of assets	1,085,194	-	1,085,194	100.0%
Selling, general and administrative	1,955,074	1,619,125	335,949	20.7%
Restructuring charges	421,046	-	421,046	100.0%
Stock compensation expense	34,719	54,288	(19,569)	(36.0)%
Total operating expenses	$4,304,602	$2,263,238	$2,041,364	90.2%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended September 30, 2011 to $508,697 from $382,160 for the same period in 2010.  This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the DVD services business increased from approximately $84,000 in the third quarter of 2010 to approximately $182,000 in the third quarter of 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended September 30, 2011 to $299,872 from $207,665 for the same period in 2010.  The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during the first quarter of 2011.

Impairment of Assets

During the fiscal year 2011, the company removed DVD kiosks from store locations owned by a major customer.  The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks removed from store locations.  Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

In addition to these kiosk de-installations, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer.  This cancellation was a result of the customer’s bankruptcy proceedings.

During the third quarter of 2011, the Company wrote down $1,085,194 of impaired DVD inventory.  This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks we anticipate will be removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations increased to $1,955,074, or 24.3% of revenue for the three-month period ended September 30, 2011 from $1,619,125 or 28.0% of revenue for the three-month period ended September 30, 2010.  The increase in SG&A expenses was mainly due to approximately $180,000 of increased SG&A expenses related to corporate support.  Approximately $130,000 of the increase related to CEO fees and travel.  Approximately $80,000 of increased SG&A expenses incurred in connection with our DVD business services.  Of the increased SG&A expenses, $65,000 was attributable to the overlay of the acquired operations from Tejas Video Partners.  See Financial Footnote #3 “Acquisition of Assets” regarding details of this acquisition.

Restructuring Charges

During the third quarter of 2011, we reduced several headcount as part of the corporate restructuring.  For the three month period ended September 30, 2011, the Company recorded restructuring charges of $19,674 for severance-related expenses.  As of September 30, 2011, the Company had accrued $285,097 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse.  While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter.  The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks.  Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011.  This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings.  The Company accrued $100,000 total for the de-installation of these kiosks as well as the cost of redeploying other kiosks in the third quarter of 2011.  The company wrote off $175,103 of un-amortized costs intangible costs relating to its contract with this customer.

The following table summarizes the restructuring charges recorded during the three-month period ended September 30, 2011:

For the Three Months Ended
September 30, 2011

Deinstallation Charges	$226,269
Unamortized Intangible Write Off	175,103
Severance Related Charges	19,674
Total	$421,046

Stock Compensation Expense

For the three months ended September 30, 2011, we recorded stock compensation expense of $34,719, mainly relating to executive and director stock option grants during fiscal years 2007 through 2011.  For the three months ended September 30, 2010, we recorded stock compensation expense of $54,288.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended September 30, 2011 to $194,052 from $137,915 for the three-month period ended September 30, 2010.  The increase was mainly due to our increased debt balances.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain on Sale of Assets

During the three-month period ended September 30, 2011, the Company recorded a gain on the sale of an asset of approximately $4,000.  This was the result of a fully depreciated asset being sold for $4,000 of cash.

Net Loss

We had a net loss of $1,390,834 for the three-month period ended September 30, 2011, as compared to net loss of $95,834 for the three-month period ended September 30, 2010.

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

The following table sets forth a reconciliation of net loss from operations to EBITDA from operations for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Net loss from operations	$(1,390,834)	$(95,834)
Interest expense, net	194,052	137,915
Depreciation expense	508,697	382,160
Amortization of intangible merchant contracts	299,872	207,665
EBITDA from operations	$(388,213)	$631,906

Our EBITDA from operations decreased to $(388,213) for the third quarter of fiscal 2011 from $631,906 for the third quarter of fiscal 2010.  The decrease was due to $1,506,240 of one time charges, partially offset by an increase in income from operations prior to one time charges. (See Financial Footnotes #12 “Impairment of Assets” and #13 “Restructuring Charges”) for financial details of these charges.

Excluding one time charges, EBITDA from operations as a percentage of revenues increased to 14.3% for the second quarter of fiscal 2011 from 11.9% for the third quarter of fiscal 2010.

The following table sets forth a reconciliation of net loss from operations to EBITDA from operations before impairment of assets, restructuring charges, stock compensation expense, and gain on sale of assets  (“Adjusted EBITDA”) for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Net loss from operations	$(1,390,834)	$(95,834)
Interest expense, net	194,052	137,915
Depreciation expense	508,697	382,160
Amortization of intangible merchant contracts	299,872	207,665
Impairment of assets	1,085,194	-
Restructuring charges	421,046	-
Stock compensation expense	34,719	54,288
Gain on sale of assets	(4,000)	-
Adjusted EBITDA from operations	$1,148,746	$686,194

Our Adjusted EBITDA increased to $1,148,746 for the third quarter of fiscal 2011 from $686,194 for the third quarter of fiscal 2010. Adjusted EBITDA as a percentage of revenues increased to 14.3% for the third quarter of fiscal 2011 from 11.9% for the third quarter of fiscal 2010.   The increase in Adjusted EBITDA from operations was due to lower negative Adjusted EBITDA contributed by our DVD services business for the third quarter of 2011 as compared to the negative Adjusted EBITDA contributed by our DVD services business for the third quarter of 2010.  Additionally, Adjusted EBITDA from our ATM services business increased by over $319,000 from the third quarter of 2010.  See Financial Footnote #11 “Business Segment Information” for financial details of our DVD services business segment.

Comparison of Results of Operations for the Nine months Ended September 30, 2011 and 2010:

Revenues

The Company reported total operating revenue from operations of $24,299,736 for the nine-month period ended September 30, 2011 as compared to $16,666,296 for the nine-month period ended September 30, 2010, an increase of 45.8% year over year.

Revenue from our ATM services business was up approximately 14.8% for the nine month period ending September 2011 as compared to the nine months of 2010.  We ended September 30, 2011 with 169 more ATMs than we ended with on September 30, 2010 and processed 4.5% more surcharge transactions in the first nine months of 2011 as compared to the same period in 2010.   During the nine months of 2011, we benefited from having the ATM transactions from the ATM portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year.  Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 27.8% year over year.  Offsetting the increase was the impact of lower revenue year over year due to the reduced interchange fees we received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this filing).  During the nine months of 2011, we earned approximately $131,000 less interchange fees than we earned during the nine months of of 2010.

Revenue from our DVD services business was up nearly $5.2 million as compared to the nine month period ending September 30, 2010.  The increase in DVD services revenue was based primarily of two factors.  First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the quarter.  Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $3.3 million of DVD services revenue for the nine-month period.

Cost of Revenues

Our total cost of revenues from operations increased from $9,328,022 to $15,060,478 for the nine-month period ended September 30, 2010, compared to the nine-month period ended September 30, 2011.  Approximately $3,875,000 of the increase in cost of revenues year over year related to our DVD business.  Approximately $1,857,000 of the increase in cost of revenues year over year related to our ATM business.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales.  Cost of revenues in our ATM services business increased 21.3% in the first nine months of 2011 as compared to the same period in 2010.  The $1,857,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs.  In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010.  Our cost of cash and cash replenishment costs increased during the first nine months of 2011 from 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010.  We ended September 30, 2011 with 169 more ATMs than we ended with on September 30, 2010.  This increase was offset by a service-only contract for 127 ATMs that expired during the early months of the quarter.  These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin.  Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 296 year over year.  160 of that would-be increase was the result of the acquisition of the FMi portfolio (see Financial Footnote # 3 “Acquisition of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding this acquisition).   The increase of non-service-only ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses.  First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs.   During fiscal 2010, the company signed and deployed its first major client in the DVD services business, and as such, all costs during the third quarter of 2011 were substantially higher than the costs in the DVD services business for 2010.  Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit as a percentage of revenue for the nine-month periods ended September 30, 2011 and 2010 were approximately 38.0%, or $9,239,258, and approximately 44.0%, or $7,338,274, respectively. The increased gross profit for the nine month period ended September 30, 2011 versus the same period in 2010 was mainly attributable to the increased business from DVD services discussed above.

Gross profit in the ATM services business for the nine months of 2011 was 43.1%, which is lower than the 46.1% gross profit for the same period in 2010.  The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during the nine months of 2011 due to increased revenue, mainly from the acquisition of the Tejas business.

Operating Expenses

Our total operating expenses from operations for the nine months ended September 30, 2011 and 2010 were $10,402,076 and $6,523,953, respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses.  Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Nine Months Ended		2011 to 2010	2011 to 2010
	September 30, 2011	September 30, 2010	$ Change	% Change

Depreciation expense	$1,656,211	$1,013,260	$642,951	63.5%
Amortization of intangible merchant contracts	879,530	606,329	273,201	45.1%
Impairment of assets	1,085,194	-	1,085,194	100.0%
Selling, general and administrative	5,773,587	4,747,697	1,025,890	21.6%
Restructuring charges	933,307	-	933,307	100.0%
Stock compensation expense	74,247	156,667	(82,420)	(52.6)%
Total operating expenses	$10,402,076	$6,523,953	$3,878,123	59.4%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the nine-month period ended September 30, 2011 to $1,656,211 from $1,013,260 for the same period in 2010.  This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the DVD services business increased from approximately $124,700 for the nine months of  2010 to approximately $666,700 for the same period in 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the nine-month period ended September 30, 2011 to $879,530 from $606,329 for the same period in 2010.  The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during the first quarter of 2011.

Impairment of Assets

During the fiscal year 2011, the company removed DVD kiosks from store locations owned by a major customer.  The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks that were removed from store locations.  Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

In addition to these kiosk de-installations, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer.  This cancellation was a result of the customer’s bankruptcy proceedings.

During the third quarter of 2011, the Company wrote down $1,085,194 of impaired DVD inventory.  This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks we anticipate will be removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations increased to $5,773,587, or 23.8% of revenue for the nine-month period ended September 30, 2011 from $4,747,697 or 28.5% of revenue for the nine-month period ended September 30, 2010.  The increase in SG&A expenses was mainly due to approximately $200,000 of increased SG&A expenses related to corporate support.  Approximately $130,000 of the increase related to CEO fees and travel.  Approximately $702,000 of SG&A expenses were incurred in connection with our DVD business services.  These increased DVD SG&A expenses, were due primarily to the overlay of the acquired operations from Tejas Video Partners.  See Financial Footnote #3 “Acquisition of Assets” regarding details of this acquisition.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement.  During February 2011 through September 2011 several other headcounts were reduced as part of a corporate restructuring.  For the nine month period ended September 30, 2011, the Company recorded restructuring charges of $531,936 for severance-related expenses.  As of September 30, 2011, the Company had accrued $285,097 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse.  While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter.  The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks.  Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011.  This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings.  The Company accrued $100,000 total for the de-installation of these kiosks as well as the cost of redeploying other kiosks in the third quarter of 2011.  The company wrote off $175,102 of un-amortized costs intangible costs relating to its contract with this customer.

The following table summarizes the restructuring charges recorded during the nine-month period ended September 30, 2011:

For the Nine Months Ended
September 30, 2011

Deinstallation Charges	$226,269
Unamortized Intangible Write Off	175,102
Severance Related Charges	531,936
Total	$933,307

Stock Compensation Expense

For the nine months ended September 30, 2011, we recorded stock compensation expense of $74,247, mainly relating to executive and director stock option grants during fiscal years 2007 through 2011.  For the nine months ended September 30, 2010, we recorded stock compensation expense of $156,667.

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

			$481,993

During the nine-month period ended September 30, 2011, the Company sold these machines, as well as another fully depreciated asset for a net gain on sale of $67,541.

Loss on Early Extinguishment of Debt

During the nine-month period ended September 30, 2010, we recorded $102,146 of expenses relating to the payoff of debt balances with a senior lender and a note payable.  See Financial Footnote #14 “Loss on Early Extinguishment of Debt” for detail of these charges.

Interest Expense, Net

Interest expense, net, increased for the nine-month period ended September 30, 2011 to $543,553 from $368,808 for the nine-month period ended September 30, 2010.  The increase was mainly due to our increased debt balances.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Net Income (loss)

We had a net loss of $1,751,329 for the nine-month period ended September 30, 2011, as compared to net income of $343,367 for the nine-month period ended September 30, 2010.  Had we not had the non-recurring charges for restructuring, other non-operating expenses and impairment of assets, we would have had net income of $379,672 for the nine-month period ended September 30, 2011.

EBITDA

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Net income (loss) from operations	$(1,751,329)	$343,367
Interest expense, net	543,552	368,808
Depreciation expense	1,656,211	1,013,260
Amortization of intangible merchant contracts	879,530	606,329
EBITDA from operations	$1,327,964	$2,331,764

Our EBITDA from operations decreased to $1,327,964 for the nine months of fiscal 2011 from $2,331,764 for the nine months of fiscal 2010. EBITDA from operations as a percentage of revenues decreased to 5.5% for the nine months of fiscal 2011 from 14.0% for the nine months of fiscal 2010.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations before impairment of assets, restructuring charges, stock compensation expense,  gain on sale of assets, other non-operating expense, and loss on early extinguishment of debt  (“Adjusted EBITDA”) for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Net income (loss) from operations	$(1,751,329)	$343,367
Interest expense, net	543,552	368,808
Depreciation expense	1,656,211	1,013,260
Amortization of intangible merchant contracts	879,530	606,329
Impairment of assets	1,085,194	-
Restructuring charges	933,307	-
Stock compensation expense	74,247	156,667
Gain on sale of assets	(67,541)	-
Other non-operating expense	112,500	-
Loss on early extinguishment of debt	-	102,146
Adjusted EBITDA from operations	$3,465,671	$2,590,577

Our Adjusted EBITDA increased to $3,465,671 for the nine-month period ended September 30, 2011, from $2,590,577 for the nine-month period ended September 30, 2010. Adjusted EBITDA as a percentage of revenues decreased to 14.3% for the nine-month period ended September 30, 2011 from 15.5% for the nine-month period ended September 30, 2010.   The increase in Adjusted EBITDA from operations was primarily due to significantly less negative adjusted EBITDA contributed by our DVD services business for the nine-month period ended September 30, 2011, as compared to the negative adjusted EBITDA contributed by our DVD services business for the nine-month period ended September 30, 2010.  See Financial Footnote #11 “Business Segment Information” for financial details of our DVD services business segment.

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

Liquidity and Capital Resources

Financial Condition

	For the Nine Months Ended		2011 to 2010	2011 to 2010
	September 30, 2011	September 30, 2010	$ Change	% Change

Net cash provided by operating activities	$125,926	$2,190,733	$(2,064,807)	(94.3)%
Net cash used in investing activities	(2,689,250)	(4,590,928)	1,901,678	(41.4)%
Net cash provided by financing activities	2,352,004	2,677,625	(325,621)	(12.2)%
Increase (decrease) in cash	$(211,320)	$277,430	$(488,750)

Operating Activities

During the first nine months of 2011 net cash provided by operating activities amounted to $125,926.  Net cash provided by operating activities amounted to $2,190,733 during the first nine months of 2010.  The decrease in operating cash flow was due primarily to increased Inventory purchases from the prior year nine month period. The net change in inventory for the nine months ended September 30, 2011 was approximately $1,035,000 when compared to the nine months ended September 30, 2010.  Additional factors in the increase included an increase in Accounts Payable of approximately $977,000 for the nine-month period ended September 30, 2010 compared to an approximate increase of $380,000 in Accounts Payable for the nine-month period ended September 30, 2011.  Accounts receivable increased by approximately $453,000 during the nine-month period ended September 30, 2011 as opposed to an increase of less than $1,000 during the nine-month period ended September 30, 2010.

Investing Activities

Net cash used in investing activities from operations for the first nine months of 2011 was $2,689,250.  This compares to net cash used in investing activities of $4,590,928 for the nine-month period ended September 30, 2010.  The decrease from fiscal 2010 was mainly due to fewer purchases of DVD and ATM kiosks in 2011.

Financing Activities

Net cash provided by financing activities was $2,352,004 due to drawdowns from the Loan Agreements (discussed in Financial Footnote #5 “Senior Lenders’ Notes Payable”) offset by paying back senior lender notes and capital leases during the first nine months of 2011.  This compared to funds used in financing activities of $2,677,625 for the same period in fiscal 2010.

Working Capital

As of September 30, 2011, the Company had current assets of $4,471,993 and current liabilities of $9,617,665, which results in negative working capital of $5,145,672.  This compares to a working capital deficit of $3,490,856 that existed at December 31, 2010.    Despite the negative working capital, we believe that if we achieve our 2011 business plan, we will have sufficient working capital to meet our current obligations during 2011.  Our business plan calls for the Company to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations.  Achieving that business plan is contingent upon being successful in securing new profitable ATM and DVD clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2011 obligations.  If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Significant Changes in Balance Sheet Accounts

As of September 30, 2011, accounts receivable, net of allowance, increased $473,244 to $884,200 from the December 31, 2010 balance of $410,956.  The increase was primarily due the early payment from our processor of interchange receivables usually paid in the month subsequent to when it is earned.  During December 2010, our processor paid approximately $370,000 of interchange monies earned for December which normally would have been paid during January 2011.  During September 2011, the processor did not pay the interchange revenue during September; rather it was paid in October 2011.

As of September 30, 2011, merchant contracts, net, increased $505,228 to $11,384,257 from the December 31, 2010 balance of $10,879,029.  The increase was mainly due to the acquisition of merchant contracts in the Tejas acquisition, less amortization expenses recorded during the quarter.

As of September 30, 2011, senior lenders' notes payable increased $2,699,668 to $11,749,122 from the December 31, 2010 balance of $9,049,454.  The increase was due to additional funding for the acquisition of Tejas, additional funding of our DVD library purchases, funding of ATMs and back-office hardware.  See Financial Footnote #5 “Senior Lenders’ Notes Payable” for details of the balances.

As of September 30, 2011, interest rate swap contract indebtedness was $585,743 as compared to the December 31, 2010 balance of $0.  The increase was due to interest rate swap agreements the Company entered into in the second quarter of 2011.  See Financial Footnote #10 “Fair Value Measurement” for details of the balances.

Additional Funding Sources

We currently have bank lines available for our short-term growth needs.  The Company will be required to draw down up to approximately $150,000 on its existing bank lease financing to fund new purchases of DVD kiosks for our conversion of DVD kiosk equipment relating to the Tejas acquisition, for organic growth within its DVD services business and for purchases of DVDs.  We also may be required to draw down approximately $250,000 on our existing bank lease financing to fund new purchases of back office equipment.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•
Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash.   The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly bank and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew. As of September 30, 2011, the Company had 6 ATMs funded by WSFS with a vault cash outstanding balance of approximately $103,920 in connection with this arrangement.

•
Elan.  On November 24, 2006, we signed a Cash Provisioning Agreement with Elan allowing us to obtain up to $100,000,000 in vault cash.  The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events.  Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor.  In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2012.  As of September 30, 2011, the Company had 1,764 ATMs funded by Elan with a vault cash outstanding balance of approximately $41,753,000.

•
Various Branded Cash Partners.  Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions.  We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs.  This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders.  In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance.  The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%.  Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs.  As of September 30, 2011, Nationwide had 44 branded financial partners, which funded 434 ATMs.

•	Impact of Inflation and Changing Prices

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

ITEM  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Interim President and Interim Co-Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 14, 2011 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Lock Ireland
Lock Ireland
Interim Co-Chief Executive Officer, Vice Chairman and Director
(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of November, 2011.

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

*In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.