Form 10-Q/A
period 2011-09-30
GLOBAL AXCESS CORP
filed 2011-11-23
CIK 852570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011.

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
Yes ☐ No ☒

As of November 23rd, 2011, the registrant had 22,702,977 shares outstanding of the common stock ($0.001 par value).

EXPLANATORY NOTE

This Form 10-Q/A amends Global Axcess Corp.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011, to clarify certain prior disclosures.  This Form 10-Q/A contains changes to Part I—Item 1 (Financial Statements (unaudited)).  Certain tables contained in the footnotes to the financial statements contained information that was subject to rounding and other inadvertent minor errors.  The information which has been corrected is as follows (with page numbers referring to the Original 10-Q):

•	Page 10 – ATM Operating revenue (Nine Months) has been amended from 18,379,239 to 18,379,238.

•	Page 11 – Cost of ATM Operating revenue (Three Months) has been amended from 3,542,894 to 3,542,893.

•	Page 11 – Cost of ATM Operating revenue (Nine Months) has been amended from 10,394,854 to 10,394,853.

•	Page 12 – Intangible Assets – Goodwill and Merchant Contracts Table has been amended in the following manner:

o	Other Intangible Assets Gross Carrying Value: amended from 89,701 to 330,293.
o	Other Intangible Assets Accumulated Amortization: amended from 15,149 to 81,059.
o	Other Intangible Assets Net: amended from 74,552 to 249,234.
o	Merchant contracts Gross Carrying Value: amended from 14,818,294 to 17,146,252.
o	Merchant contracts Accumulated Amortization: amended from 4,152,681 to 5,761,995.
o	Merchant contracts Net: amended from 10,665,613 to 11,384,257.

Pursuant to SEC rules, the entirety of Part I—Item 1 has been reproduced below.

In accordance with SEC rules, and pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A also furnishes Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  The XBRL data in Exhibit 101 has been amended to reflect the changes to the tables described above.

The exhibit list and exhibit index to the Original Form 10-Q have been reproduced below, and are updated to reflect the filing and furnishing herewith of Exhibits 31.1, 31.2, 32.1, 32.2 and 101.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the Original 10-Q to reflect events that have occurred subsequent to the filing date of the Original 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original 10-Q and our subsequent filings with the SEC.

PART I – FINANCIAL INFORMATION

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations.  The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2011 and 2010:

Revenues:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Surcharge / Convenience Fee revenue	$4,161,954	$3,156,113
ATM Interchange revenue	1,748,940	1,717,123
ATM Processing revenue	45,615	43,644
ATM Sales revenue	95,823	139,439
Other ATM revenue	316,907	363,889
DVD Rental revenue	1,686,683	359,105
Total revenue	$8,055,922	$5,779,313

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Operating revenue	$6,273,416	$5,280,769
ATM Sales revenue	95,823	139,439
DVD Operating revenue	1,686,683	359,105
Total revenue	$8,055,922	$5,779,313

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Surcharge / Convenience Fee revenue	$12,049,106	$9,428,929
ATM Interchange revenue	5,188,350	5,319,653
ATM Processing revenue	136,500	131,795
ATM Sales revenue	231,287	279,049
Other ATM revenue	1,005,282	1,044,950
DVD Rental revenue	5,689,211	461,920
Total revenue	$24,299,736	$16,666,296

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Operating revenue	$18,379,238	$15,925,327
ATM Sales revenue	231,287	279,049
DVD Operating revenue	5,689,211	461,920
Total revenue	$24,299,736	$16,666,296

Cost of Revenues:

	For the Three Months Ended
	September 30, 2011	September 30, 2010

ATM Merchant residual / commission costs	$2,062,588	$1,609,109
ATM Cost of cash	661,208	570,377
ATM Processing costs	287,026	282,849
ATM Communication costs	101,724	130,759
ATM Sales costs	79,612	144,777
Other ATM cost of revenues	430,347	309,265
DVD operating costs	1,329,597	426,858
Total cost of revenues	$4,952,102	$3,473,994

	For the Three Months Ended
	September 30, 2011	September 30, 2010

Cost of ATM Operating revenue	$3,542,893	$2,902,359
ATM Sales costs	79,612	144,777
Cost of DVD Operating revenue	1,329,597	426,858
Total cost of revenues	$4,952,102	$3,473,994

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

ATM Merchant residual / commission costs	$5,984,544	$4,701,863
ATM Cost of cash	2,016,700	1,663,471
ATM Processing costs	863,330	786,698
ATM Communication costs	304,382	429,836
ATM Sales costs	198,419	276,671
Other ATM cost of revenues	1,225,897	876,967
DVD operating costs	4,467,206	592,516
Total cost of revenues	$15,060,478	$9,328,022

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cost of ATM Operating revenue	$10,394,853	$8,458,835
ATM Sales costs	198,419	276,671
Cost of DVD Operating revenue	4,467,206	592,516
Total cost of revenues	$15,060,478	$9,328,022

Inventory

The components of inventory for the periods ended September 30, 2011 and December 31, 2010, respectively, are as follows:

	September 30, 2011	December 31, 2010

ATM parts and supplies	$180,981	$127,495
Automated teller machines	277,862	202,482
DVD rental kiosks	566,496	222,942
DVD library	670,169	1,019,259
	1,695,508	1,572,178
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,512,936	$1,389,606

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	330,293	81,059	249,234
Merchant contracts	17,146,252	5,761,995	11,384,257
Total intangible assets, net and merchant contracts, net	$21,666,190	$6,011,340	$15,654,850

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

The following summarizes the amounts charged to loss on early extinguishment of debt for the nine-month period ended September 30, 2010:

For the Nine Months Ended
Item description	September 30, 2010

Accelerated amortization of capitalized loan fees	$61,508

Prepayment fees on debt settlement	$40,638

Total loss on early extinguishment of debt	$102,146

PART II – OTHER INFORMATION

ITEM 6.  Exhibits

Exhibit	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

* Filed herewith.

^ In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBAL AXCESS CORP.

Date: November 23, 2011	By:	/s/ Lock Ireland
Lock Ireland
Interim Co-Chief Executive Officer, Vice Chairman and Director
(interim principal executive officer)

Date: November 23, 2011	By:	/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

* Filed herewith.

^ In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended.