Form 10-K
period 2011-12-31
GLOBAL AXCESS CORP
filed 2012-03-30
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). ☐ Yes ☒ No

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,179,080. For purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of March 23, 2012, the registrant had 22,728,795 shares outstanding of its common stock ($0.001 par value).

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us”, “our” and the “Company” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2012. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

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

Global Axcess Corp was reorganized in 2001 by principals with backgrounds in network-based electronic commerce and financial transaction processing, with a mission to emerge as the leading independent provider of self-service kiosk services in the United States. The Company’s objective is to expand through internal growth and through the offering of enhanced self-service kiosk products or services. The Company is evaluating the attractiveness of possible acquisitions and its current strategy is to grow via acquisitions and organic growth.

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

Additional Company Information

General information about us can be found at http://www.globalaxcess.biz. We file annual, quarterly, and other reports as well as other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request a copy of these filings at no cost by writing or telephoning us at the following address: Global Axcess Corp, Attention: Investor Relations, 7800 Belfort Parkway, Suite 165, Jacksonville, Florida 32256, (904) 280-3950. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings.

Nationwide Money Services, Inc.

Nationwide Money Services, Inc. (“Nationwide”), a wholly owned subsidiary of the Company, is engaged in the business of operating a network of ATMs. The ATMs provide debit and credit cardholders with access to cash, account information and other services at locations and times convenient to the cardholder. Debit and credit cards are principally issued by banks and credit card companies. Our ATM network currently includes approximately 5,100 ATMs, principally in regional chains and individual merchant locations. Approximately 2,600 of the ATMs we operate are Company-owned (full placement) and 2,500 are merchant-owned. Our high-traffic retail locations and national footprint make us an attractive partner for regional and national financial institutions that are seeking to increase their market penetration. We provide proprietary ATM branding and processing services for 46 financial institutions that have 371 branded sites under contract with the Company nationwide. We provide network processing for an average of approximately 1.6 million ATM financial transactions per month.

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network’s ATM to process a transaction. These relationships are provided through processing providers: Elan Financial Services (“Elan”), First Data Retail ATM Services (“First Data”), Columbus Data Services (“Columbus Data”) and RBS WorldPay (“RBS”).

Our largest processing relationship is with Elan. The latest ATM Processing Agreement with Elan was entered into as of July 12, 2011, to be effective January 1, 2012. This agreement states the terms of our relationship with Elan whereby Elan was engaged to be the exclusive provider (with certain exceptions) covering certain ATM locations of certain electronic funds transfer services, including the processing of ATM transactions for Nationwide, in exchange for certain specified fees. The fees include per transaction fees with a monthly minimum processing fee. The initial term of this agreement is through September 1, 2016.

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

ATM Relationships. We purchase our ATMs primarily from Hyosung (America), Inc (“Tranax/Hyosung”) and Triton Systems (“Triton”). We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment.

Merchant Customers. We have contracts with national and regional merchants and with numerous independent store operators. The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms for contracts currently in place typically include:

•	an initial term of at least three to seven years;

•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

•	a requirement that the merchant provide a highly visible space for the ATM and signage;

•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs; and

•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones.

New contracts under our merchant-owned or rental arrangements typically include five to seven year terms with other terms similar to our full placement contracts, as well as the following additional terms:

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

Nationwide Ntertainment Services, Inc.

Through our wholly-owned subsidiary, Nationwide Ntertainment Services, Inc., we are also engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at military bases within the United States. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees.

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

Our Strengths

Leading Market Position. We operate one of the largest non-bank networks of ATMs in the United States. Our network currently includes over 5,000 ATMs located throughout the United States. Our size and diversity of products and services give us significant economies of scale and the ability to provide attractive and efficient solutions to national, regional and local financial institutions and retailers.

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

Fiscal Year 2011 Developments in Our Company

During 2011 we:

•	Re-signed our largest ATM client, effective January 1, 2012, to a three-year contract extension;

•	Modified a credit facility with Fifth Third Bank re-amortizing the principal balance of $2.5 million (as of December 31, 2011) from 18 months remaining to 36 months remaining ;

•	Closed financing agreements with Fifth Third Bank, extending $4.25 million total lines of credit to the Company to fund 2011 and future merger and acquisition activity;

•	Increased our ATM count by 312 through merger and acquisition activity;

•	Closed our acquisition of Tejas, a DVD kiosk company servicing Army and Air Force military bases on January 1, 2011;

•	Migrated out of major grocery chain client for DVD kiosks and re-deployed over 200 DVD kiosks to Army and Air Force military bases;

•	Reduced our DVD business SG&A costs significantly;

•	On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment;

•	On February 28, 2011, the board of directors of the Company appointed Lock Ireland, Vice Chairman of the board of directors of the Company, and Michael I. Connolly, a director of the Company, to serve as co-interim chief executive officers of the Company; and

•	On December 5, 2011, Michael I. Connolly, resigned as co-interim chief executive officer of the Company.

Breach of Contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores or are unable to load cash into their ATMs due to cash flow issues. When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. The Company lost 33 ATM locations during 2011 as a result of breached contracts. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General. Our network ATMs are located primarily in the south and on the east coast, and our concentration as of December 31, 2011 is in the ten states listed below:

STATE	NUMBER OF ATMs
GA	899
NY	654
VA	574
FL	570
TX	561
NC	288
NM	219
IA	165
OH	160
MD	132

The operation of our network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATMs to be utilized by us and our customers;

•	selecting ATM locations and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

•	the sale of our Branded Cash services to local and regional banks or credit unions;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

•	processing ATM transactions;

•	supplying ATMs with cash and monitoring cash levels for re-supply;

•	monitoring ATM operations and managing the service needs of ATMs; and

•	managing the collection of fees generated by our network operations.

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

Typical ATM Transaction. In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Elan, First Data, Columbus Data or RBS by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on our network ATMs are the responsibility of the card issuer. We are not liable in the event of an error in dispensing cash if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, seasonality and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of approximately 18,700,000 transactions in fiscal 2011 and 17,670,000 transactions on our network in fiscal 2010.

ATM transactions. During 2011, compared to 2010, the Company experienced an approximate 1.3% decrease in the average number of surcharged transactions per ATM. We suspect that the decrease in the average number of surcharged transactions per ATM from 2011 to 2010 is mainly due to the current economic environment.

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

Competition – ATM Services

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the company Payment Alliance International and Cardtronics, Inc. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, and ATM locations. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than ours.

We have identified the following categories of ATM network operators:

•	Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity to the Company. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to the Company. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as us.
•	Credit Card Processors. Several credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.
•	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.
•	Companies that have the capability to provide both back-office services and ATM management services.
•	Consolidator networks. Consolidator networks such as Cardtronics, whose United States operations consist of approximately 45,000.

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

Vault Cash

Currently, we rent cash (“vault cash”) for approximately 2,230 of our ATMs through agreements with various banks, which are located throughout the United States. The vault cash is replenished periodically based upon cash withdrawals. In addition, our branded cash partners provide cash for 371 ATMs covered under our Branded Cash program. For the remaining approximate 2,500 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan, we do not supply the vault cash. See the “Liquidity and Capital Resources” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Our largest relationship for the provision of vault cash is with Elan, under the terms of a Cash Provisioning Agreement. This Cash Provisioning Agreement sets the terms by which the Company obtains vault cash from Elan for the specified locations and the fees which are associated therewith. The Company (through Nationwide) also maintains sub relationships with Elan and each of three major armored car carriers (Garda, Loomis, Rochester) through tri-party agreements. These agreements are necessary to define the relationships with each of the major security companies that handles the vault cash. The terms of these agreements, as amended from time to time, further specify individual fees and the overall rate charged for vault cash handled by each carrier. Generally, these sub-agreements have two year terms.

Significant Relationships

We have agreements with Food Lion and two of its affiliated companies for whom over 800 ATMs, are installed at their locations as of December 31, 2011. The aggregate revenues from this significant customer accounted for approximately 17.2% of our total revenues from operations in fiscal year 2011. See Item 9B “Other Events”.

Government and Industry Regulation

Our business is generally not subject to significant government regulation, although we are subject to certain industry regulations. Our failure to comply with applicable regulations could result in restrictions on our ability to provide our services.

Surcharge Regulation. The imposition of surcharge fees is not currently subject to federal regulation. However, several states in which we currently have no operations have banned companies from imposing such fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. There have been, however, various state and local efforts in the United States to ban or limit transaction fees. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business. However, some states, particularly Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs, which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our financial statements. Nevertheless, we cannot guarantee that transaction fees will not, at some future point, be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM revenues.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Dodd-Frank Act have still yet to be finalized. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the network will pay to us will be reduced in future periods. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as cash or credit. However, it is too early to determine what ultimate impact the reduction in point-of-sale debit interchange will have on us. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing laws and to be written laws and the resulting behavior by consumers and financial institutions will ultimately have on our business. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant.

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

Americans with Disabilities Act. The Americans with Disabilities Act (“ADA”) ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that become effective in March 2012. We have been preparing for these new regulations for several years by ensuring that the ATMs that we purchase and deploy are compliant with these then proposed regulations. For that reason, we do not believe that these new guidelines will have an adverse effect on our business regarding Company-owned machines. We have also been working with our merchant-owned ATM customer base to help them to achieve compliance with the ADA. However, as a result of the new requirements under the ADA, we could experience some account attrition in our merchant-owned business, as some merchants may elect to discontinue operating an ATM.

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

Electronic Financial Transactions Network Regulations. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide not only a surcharge notice on the ATM screens, but also on the ATM machines themselves; establishes limits on the consumer’s liability for unauthorized use of his card; requires us to provide receipts to the consumer; and establishes protest procedures for the consumer. During 2011, the number of putative class action lawsuits filed in connection with Regulation E disclosures against financial institutions and ATM operators alike appears to have increased dramatically. We have been named in a lawsuits in the last years We believe that we are in material compliance with the requirements of Regulation E. Further, Regulation E provides two defenses: (1) that the fee disclosure notice was on the ATM, but was removed by someone other than the operator (the “safe harbor” defense); or (2) that the fee disclosure notice was unintentionally left off of an ATM despite ATM operator’s policies and procedures that provide for the installation of such fee disclosure notices on all of its ATMs (the “bona fide error” defense). We believe these defenses will prevent any of these cases from having a material adverse impact on our business.

Network Regulations. National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2011, the Company had 54 full-time employees working in the following entities:

Global Axcess Corp	5
Nationwide Ntertainment Services, Inc.	8
Nationwide Money Services, Inc.	41
54

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

•	We depend on third party vendors to provide many services on which we rely. Our ATM business requires close coordination of merchant relationships, service company relationships, cash management activities and telecommunication services. In an effort to reduce costs and improve our service levels, we entered into agreements with third party vendors pursuant to which they will provide many of these services to us as well as transaction processing services. As a result, we depend on these third party vendors to provide many services that are necessary to the operations of our ATM business. At some point these third party vendors may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with them or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or financial institutions could deteriorate.

•	Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees. Consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. However, those efforts may resurface and, should the federal courts abandon their adherence to the federal preemption doctrine in these contexts, those efforts could receive more favorable consideration than in the past. Any successful legislation banning or limiting surcharge fees could result in a substantial loss of revenues and significantly curtail our ability to continue our operations as currently configured.

•	Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues. Interchange fees, which represented approximately 27.5% of our total ATM operating revenues for the year ended December 31, 2011, are set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

Over recent years, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks. Such rate change has reduced our ATM operating gross profits by approximately $30,000-$35,000 a month beginning April 1, 2010. Additionally, effective April 1, 2012, another global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. Such rate change is expected to reduce our ATM operating gross profits by approximately $22,000-$25,000 a month beginning April 1, 2012. Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.

•	Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations. We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our ATMs. Turmoil in the global credit markets in the future, such as the one recently experienced, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety. If these situations were to occur, and we were unsuccessful in our efforts to enter into similar agreements, our future financial results would be negatively impacted.

•	Our ability to expand our ATM based business. Persons seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by Independent Sales Organizations (“ISOs”) such as us. Some of our competitors offer services directly comparable to ours while others are only indirect competitors. We believe that there will be continued consolidation in the ATM industry in the United States. New competitors could emerge and acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

•	The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our ATM expansion plans. In the future, we may need financing to obtain vault cash (which we use to fill ATMs), to fund new purchases of ATMs or for other corporate purposes. If we are unable to obtain such financing, or are unable to obtain it at reasonable rates, operations of certain ATMs or our ability to expand our ATM network could be adversely affected and our operating results would be negatively impacted.

•	Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates. The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one or more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If, for these reasons, we are unable to maintain existing favorable locations for our ATMs, or if we are unable to secure preferred locations at favorable rental rates for future placement of our ATMs with existing or new customers, it could result in a decline in our revenues and gross profits.

•	The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources. Clients seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as us. The banks and financial institutions and larger ISO’s may have more available financial resources that we do which may afford them to offer more competitive bids to acquire additional market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

•	Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns. Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. If we cause any such interruption, we could lose the confidence of merchants under contract with us and or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

•	We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters. As of December 31, 2011, there was approximately $40 million in vault cash held in our ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of misconduct or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums.

•	Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products. Should the ATM industry decline, our future success depends in part on offering new products and services to our existing client base. Should we not be able to offer new products or additional services, our future results from operations could be materially impacted.

•	Our entrance into the DVD services business could continue to contribute negative earnings. Our DVD services business has a very limited operating history and faces many of the risks inherent to a new business. Redbox, the largest player in the DVD services business, incurred a net operating loss each year since it began operations in 2002 through 2007. As a result of its limited operating history, it is difficult to accurately forecast our potential revenue and operating results from our new DVD kiosk business. If we are unable to attract customers to our DVD rental kiosks, our operations and financial condition will be adversely affected. Because of our limited operating history in this business line and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data for predicting kiosk and market performance in future periods. As a result, we may make inaccuracies in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations. During fiscal 2011, we reported a net loss of approximately $2.7 million in the DVD services business.

•	Our entrance into the DVD services business could be cash dilutive. We plan to expand our operations in the DVD kiosk business. While we have had success in generating positive cash flow from our ATM business, our DVD model requires significant rental transaction volumes to make it economically feasible to purchase and deploy DVD kiosks. Should we not be successful in achieving the rental transaction volumes to generate positive cash flow, the DVD kiosk business could materially impact the cash flows of the Company. During fiscal 2011, we reported a net loss of approximately $2.7 million in the DVD services business.

•	We depend upon third-party manufacturers of our DVD rental kiosks and related software. We depend upon third-party manufacturers to manufacture our kiosks. We intend to continue expanding our installed base in the U.S. and such expansion may be limited by the manufacturing capacity of the third-party manufacturers who may not be able to meet our manufacturing needs in a satisfactory and timely manner. Furthermore, we are reliant on the third-party manufacturer for the development of its core software technology. Any failure by them to develop, produce and manufacture functional DVD rental kiosks and related software could harm our business, financial condition and results of operations.

•	We depend upon third parties for the maintenance and servicing of our kiosks and the fulfillment of our DVD titles. We depend upon a third-party distributors for the fulfillment of our DVD titles, third-party providers for payment processing and third-party service providers for the maintenance and servicing of our kiosks. Any failure by us to maintain these existing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

•	Any significant disruption in our computer systems or equipment could result in a loss of users. The operation of our DVD rental kiosks is dependent on their ability to connect to our back-end platform running in our datacenters. Our reputation and ability to attract, retain and serve our users are dependent upon the reliable performance of our network infrastructure and fulfillment processes. Interruptions in these systems could hinder our ability to process transactions, which could diminish the attractiveness of our service to existing and potential users.

•	If we are unable to build our brand, our ability to attract and retain users may be adversely affected. We are still developing our brand identity, InstaFlix, and we must build strong brand identity to compete successfully. To succeed, we will have to compete for users against other brands that have greater recognition, such as Redbox. To the extent dissatisfaction with our service is not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain users of our service may be adversely affected.

•	If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected. If we do not acquire sufficient copies of popular DVDs, we may not satisfy user demand, and our user satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our user demand, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict user demand may impact our ability to acquire appropriate quantities of certain DVDs.

•	Our ability to retain senior management and other key personnel. Our future success depends in part on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

•	The current global economic downturn could adversely impact our ATM services business. Our sales are dependent upon the availability and access to cash for ATM users. The current global economic downturn may have a negative impact on availability and accessibility to or the affordability of fees imposed by our ATMs. Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operations. Additionally, the current global economic downturn may have a negative impact on the merchants with which we do business, thus leading to increased store closures or lack of cash to replenish their ATMs.

•	Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss and terrorist attacks. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. While we have taken steps to protect the security of critical business processes and systems and have established certain back-up systems and disaster recovery procedures, any disruptions, whether due to inadequate back-up or disaster recovery planning, failures of information technology systems, interruptions in the communications network, or other factors, could seriously harm our business, financial condition and results of operations.

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

In addition to our current competitors, we expect substantial competition from new companies. We cannot ensure that the Company will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross profits or loss of market share.

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

Our ATM business operates in a changing and unpredictable regulatory environment. ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our full placement ATMs and the principal source of ATM revenues for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska, Connecticut, Delaware, New Mexico, West Virginia, Wyoming, and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank.

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

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future. As of March 20, 2012, approximately 6.9 million or 30.2% of registered securities are beneficially owned by 5 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock. This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock.

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

If we incur operating losses, we may be unable to continue our current operations. We incurred significant operating losses during the two fiscal years of 2005 and 2006. Even though we reported net income during fiscal year 2007 through fiscal year 2009, we have reported a net operating loss for fiscal years 2010 and 2011 and have an accumulated deficit of $9.1 million as of December 31, 2011. If we continue to incur operating losses in the future, we may be unable to continue our current operations. Our future profitability depends on our ability to retain current customers, obtain new customers, respond to competition, introduce new products and services, and successfully market and support our products. We cannot assure that this will be achieved.

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

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. As of December 31, 2011, we have in service over 800 ATM sites with a major customer and two of its affiliated companies. The sites constitute approximately 15.8% of our total sites and approximately 17.2% of our total revenues. The loss of, or any further reduction in business from, this major customer could have a material adverse impact on our working capital and future results of operations.

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

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $16.2 million, or 64.7%, of our ATM revenues in fiscal 2011. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through by increasing surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and results of operations.

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

We have negative working capital. At December 31, 2011 we had negative working capital of $5,447,845. Our business plan calls for us to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations. Achieving that business plan is contingent upon being successful in securing new profitable ATM and DVD clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2012 obligations. If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings. There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

If we experience impairments of our merchant contracts or other intangible assets, we will be required to record a charge to earnings, which may be significant. We have $16.9 million of merchant contracts and intangible assets on our balance sheet as of December 31, 2011, and we are required to perform periodic assessments for any possible impairment for accounting purposes. We periodically evaluate the recoverability and the amortization period of our merchant contracts and intangible assets under accounting principles generally accepted in the United States (" GAAP"). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event, if we determine our merchant contracts and/or intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material.

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

The Company does not own any real property. The following table sets forth certain information about the Company’s leased properties as of December 31, 2011.

Location	Approximate Square Footage	Lease Term	Use

Jacksonville, Florida	5,841 sq. ft.	July, 2012	General office use; operations, accounting, sales, and related administration.

West Columbia, South Carolina	3,600 sq. ft.	Month to Month	General warehouse use, equipment storage, and maintenance operations.

Jacksonville, Texas	5,000 sq. ft.	Month to Month	General office and warehouse use, equipment storage, customer service, and maintenance operations.

San Antonio, Texas	1,200 sq. ft.	August, 2012	General office use, equipment storage, customer service, and maintenance operations for DVD business.

In general, all facilities are leased under operating leases and are in good condition. Commencing in May 2007, the Company entered into a lease for their Jacksonville, Florida office. The term of this lease is for a period of 62 months. The Company entered into an office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The Company also leases a warehouse facility in South Carolina which is a month to month lease. Also, through the Tejas acquisition, the Company leases an office in San Antonio, Texas for a period of 18 months, through August 2012.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Financial Footnote #15 ”Legal Proceedings” to the consolidated financial statements contained in this report and is incorporated herein by reference.

The Company knows of no pending or threatened legal proceedings at this time that could reasonably be expected to have a material impact on the Company.

ITEM 4.	MINE SAFETEY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC." As of March 23, 2012, there were 23,189,908 shares of the Company’s common stock ($0.001 par value) issued and 22,728,795 shares outstanding.

We are currently authorized to issue a total of 45,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value). The Company does not currently have any shares of its preferred stock outstanding. The following table sets forth, for the periods indicated, the quarterly (and fiscal year) high and low closing price per share of our common stock as reported by the OTCBB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Price Range
	High	Low
Fiscal 2012:
First Quarter through March 23rd	$0.65	0.57

Fiscal 2011:
First Quarter	$0.56	0.42
Second Quarter	0.65	0.38
Third Quarter	0.58	0.45
Fourth Quarter	0.61	0.47
Fiscal Year	0.65	0.38

Fiscal 2010:
First Quarter	$1.06	0.85
Second Quarter	1.03	0.71
Third Quarter	0.79	0.52
Fourth Quarter	0.65	0.48
Fiscal Year	1.06	0.48

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

Shareholders

On March 23, 2012, there were 234 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities authorized for issuance under equity compensation plans

As of December 31, 2011, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders
2002 Stock Option Plan	634,424	$0.31	25,956
2004 Stock Option Plan	938,991	$0.54	657,042
2010 Stock Option Plan	50,000	$0.50	915,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,623,415	$0.45	1,597,998

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

The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our ATM peer group (described below) for the five years ended December 31, 2011, assuming an initial investment of $100 and the reinvestment of all dividends.

Our current ATM peer group consists of the following: Cardtronics Inc. and Access to Money through the years ending December 31, 2010 and Cardtronics, Inc. for the year ending December 31, 2011 as Cardtronics, Inc. acquired Access to Money during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Statement of Operations Data

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except gross profit percentage and per share data)

Revenues	$31,941	$22,743	$21,495	$22,171	$21,751
Gross profit	12,106	9,388	10,178	9,823	9,045
Gross profit %	37.9%	41.3%	47.4%	44.3%	41.6%
Operating income (loss) from continuing operations	(1,029)	(434)	2,655	2,193	1,511
Net income (loss) from continuing operations	$(1,877)	$(854)	$2,813	$1,170	$256
Income from discontinued operations	$-	$-	$-	$-	$175
Net Income (loss)	$(1,877)	$(854)	$2,813	$1,170	$431

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.08)	$(0.04)	$0.13	$0.06	$0.01
Income from discontinued operations	$-	$-	$-	$-	$0.01
Net Income (loss) per common share	$(0.08)	$(0.04)	$0.13	$0.06	$0.02

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.08)	$(0.04)	$0.12	$0.06	$0.01
Income from discontinued operations	$-	$-	$-	$-	$0.01
Net Income (loss) per common share	$(0.08)	$(0.04)	$0.12	$0.06	$0.02

Weighted average common shares outstanding:
Basic	22,543,454	21,980,369	21,654,554	20,973,924	20,988,348
Diluted	22,543,454	21,980,369	22,845,241	20,973,924	20,988,348

Summary Consolidated Balance Sheet Data
	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Total current assets	$4,341	$4,048	$4,412	$3,466	$1,842
Total assets	32,828	30,405	26,117	23,648	24,001
Total current liabilities	9,788	7,538	5,776	3,938	4,968
Total liabilities	19,112	14,461	9,551	10,184	11,866
Working capital	(5,448)	(3,491)	(1,364)	(472)	(3,127)
Total stockholders' equity	13,717	15,944	16,566	13,464	12,134

Cash and cash equivalents	$975	$1,744	$2,008	$1,561	$540
Resticted cash	-	-	800	-	-
Total cash, cash equivalents and restricted cash	$975	$1,744	$2,808	$1,561	$540

Short-term and long-term debt	$13,407	$9,857	$6,317	$7,381	$8,505
Warrant valuation discounts	-	-	-	307	473
Total debt	$13,407	$9,857	$6,317	$7,688	$8,978

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2012. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We compete in a fragmented industry, in which no one firm has a significant market share and can strongly influence the industry outcome. Our industry is populated by a large number of financial institutions and ISOs which deploy ATMs. Our industry is also characterized by essentially undifferentiated services.

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

The demand for our ATM services is primarily a function of population growth and new business creation to serve that population growth. New opportunities may exist:

•	As our competitors seek to exit the business;

•	As our competitors encounter financial and regulatory difficulties; and

•	As financial institutions seek to reduce their costs of managing an ATM channel during a period of decreasing ATM usage.

Opportunities may also exist to leverage our existing customer base by selling additional products and services to them.

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during the fiscal year ended December 31, 2009 (“fiscal 2009”), is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games (in some kiosks). The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Results of Operations

The following tables set forth certain consolidated statements of income data as a percentage of revenues for the periods indicated. Percentages may not add due to rounding.

	For the year ended	For the year ended	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009

Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.1%	58.7%	52.6%
Gross profit	37.9%	41.3%	47.4%
Operating expenses
Depreciation expense	7.0%	7.0%	5.5%
Amortization of intangible merchant contracts	3.8%	3.8%	3.7%
Impairment of assets and long-lived assets	3.7%	2.1%	0.0%
Selling, general and administrative	23.3%	29.3%	25.3%
Restructuring charges	3.0%	0.0%	0.0%
Stock compensation expense	0.3%	0.9%	0.6%
Total operating expenses	41.1%	43.2%	35.1%
Operating income (loss) from operations before items shown below	(3.2)%	(1.9)%	12.4%

Interest expense, net	(2.3)%	(2.3)%	(3.0)%
Gain on sale of assets	0.3%	0.0%	0.0%
Other non-operating expense, net	(0.4)%	0.0%	0.0%
Loss on early extinguishment of debt	0.0%	(0.4)%	(2.2)%
Income tax benefit	(0.2)%	0.9%	5.9%
Net income (loss)	(5.9)%	(3.8)%	13.1%
EBITDA (1)	7.5%	8.4%	19.3%

(1) See “—EBITDA” section in ”Comparison of Results of Operations for the Fiscal Years Ended December 31, 2011, 2010 and 2009”.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Revenues

The Company reported total operating revenue from operations of $31,941,134 for the fiscal year ended December 31, 2011 (“fiscal 2011”) compared to $22,743,335 for the fiscal year ended December 31, 2010 (“fiscal 2010”), an increase of 40.4% year over year.

Revenue from our ATM services business was up approximately 16.6% from fiscal 2010. We ended fiscal 2011 with 408 more ATMs than we ended with in fiscal 2010 and processed 4.9% more surcharge transactions in fiscal 2011 as compared to fiscal 2010. During fiscal 2011, we benefited from having a full years ATM transactions from the FMi portfolio acquisition closed during December 2010 which contributed to the increase in transactions year over year. The increase of 408 ATM’s year over year was offset by a service-only contract for 127 ATMs that expired during the year. These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin. Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 535 year over year, of which 312 was the result of the acquisitions of the Rocky Mountain and FMi portfolios (see Financial Footnote #3 “Acquisition of Assets” for information regarding these acquisitions) in the fourth quarter of 2011. The Company had benefitted from approximately one month of revenue related to these acquisitions at the end of fiscal 2011. Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue 28.4% year over year. For fiscal 2011, we earned approximately $36,000 less in interchange fees than we earned in fiscal 2010, which was caused by the impact of reduced interchange fees we have received since April 2010 (see “Recent Events” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this filing).

Revenue from our DVD services business was up $5,634,643 million from fiscal 2010. The increase in DVD services revenue was based primarily on two factors. First, we deployed our first major client in the DVD services business during the summer of 2010 which contributed incremental DVD services revenue during the year. Second, we acquired Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisition of Assets” for details of this acquisition) which contributed approximately $4.1 million of DVD services revenue in fiscal 2011.

Cost of Revenues

Our total cost of revenues from operations increased from $13,355,741 in fiscal 2010 to $19,835,298 in fiscal 2011. Approximately $3,838,000 of the increase in cost of revenues related to our DVD business. Approximately $2,642,000 of the increase in cost of revenues related to our ATM business. Cost of revenues in our ATM services business increased 22.4% in fiscal 2011 as compared to fiscal 2010.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $2,642,000 increase was mainly due to increased commissions (or revenue share) due to the higher revenues, increased ATM insurance fees, increased first line and second line maintenance costs and higher cash costs. In September 2010, we received notice of an increase in our ATM vault cash insurance costs due to alleged criminal activity at a Northeastern U.S. armored carrier. While we suffered no losses as a result of this crime, our vault cash insurance rates increased by approximately $14,000 per month beginning September 1, 2010. Our cost of cash and cash replenishment costs increased during fiscal 2011 from fiscal 2010 mainly due to the increased number of company-owned ATMs in 2011 as compared to 2010. We ended fiscal 2011 with 408 more ATMs than we ended with in fiscal 2010. This increase was offset by a service-only contract for 127 ATMs that expired during the early months of the quarter. These 127 service-only ATMs had contributed approximately $6,000 per month of gross margin. Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 535 year over year, of which 312 was the result of the acquisitions of the Rocky Mountain and FMi portfolios (see Financial Footnote #3 “Acquisition of Assets” for information regarding these acquisitions) in the fourth quarter of 2011 (as such we have only incurred approximately one month of costs from these acquisitions). The increase of non-service-only ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses. First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to increased billings by our ATM maintenance vendors.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. During the third quarter in fiscal 2010, the Company deployed its first major client in the DVD services business. The DVD costs associated with this client were substantially higher in fiscal 2011 as compared to fiscal 2010 due to the Company incurring full year of expenses during fiscal 2011. Likewise, with the addition of the business acquired from Tejas effective January 1, 2011 (see Financial Footnote #3 “Acquisitions of Assets” for details of this acquisition), we incurred additional cost of revenues in the DVD services business.

Gross Profit

Gross profit from operations as a percentage of revenue for fiscal 2011 and 2010 was approximately 37.9%, or $12,106,000 and approximately 41.3%, or $9,388,000, respectively. The increased gross profit for fiscal 2011 versus fiscal 2010 was mainly attributable to approximately $1,797,000 of margin from increased DVD business services discussed above, but also included approximately $921,000 of increased ATM margin.

Gross profit in the ATM services business for fiscal 2011 was 42.4%, which is lower than the 45.2% gross profit for fiscal 2010. The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

The DVD services business had positive gross margin during fiscal 2011 due to the increased revenue, mainly from the acquisition of the Tejas business. While the DVD services business brought in positive gross margin in 2011, the margin of 21.4% was lower when compared to the ATM business. This decreased the consolidated gross margin percentage.

Operating Expenses

Our total operating expenses from operations increased to $13,135,153, or approximately 41.1% of revenues, in fiscal 2011 from $9,821,267, or approximately 43.2% of revenues in fiscal 2010. The principal components of operating expenses are selling, general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of assets and long-lived assets, restructuring charges and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the year ended	For the year ended	2011 to 2010	2011 to 2010
	December 31, 2011	December 31, 2010	$ Change	% Change

Depreciation expense	$2,233,721	$1,597,333	$636,388	39.8%
Amortization of intangible merchant contracts	1,210,213	854,685	355,528	41.6%
Impairment of assets and long-lived assets	1,182,694	481,993	700,701	145.4%
Selling, general and administrative	7,455,057	6,671,443	783,614	11.7%
Restructuring charges	949,307	-	949,307	100.0%
Stock compensation expense	104,161	215,813	(111,652)	(51.7)%
Total operating expenses	$13,135,153	$9,821,267	$3,313,886	33.7%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense increased in fiscal 2011 to $2,233,721 from $1,597,333 in fiscal 2010. This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the ATM services business slightly increased in fiscal 2011 as compared to fiscal 2010, increasing from $1.2 million in fiscal 2010 to $1.4 million in fiscal 2011.

Depreciation expense in the DVD services business increased from approximately $418,000 in fiscal 2010 to approximately $876,000 in fiscal 2011.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts increased in fiscal 2011 to $1,210,213 from $854,685 in fiscal 2010. The increase from 2010 was due to the amortization of contracts, both in the ATM services business and the DVD services business, acquired during 2010 and during fiscal 2011.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #8 “Intangible Assets and Merchant Contracts,” regarding the amortization of intangible merchant contracts.

Impairment of Assets and Long-Lived assets

During fiscal 2011, the Company removed all of its DVD kiosks from store locations owned by its major DVD customer. This was done to remove unprofitable DVD kiosks from site locations. The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks removed from store locations and placed into the Company’s warehouse to prepare for redeployment to other locations. Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

Also in the third quarter of 2011, the Company received notice from the same customer that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer. This cancellation was a result of the customer’s bankruptcy proceedings.

As such, during fiscal 2011, the Company wrote down $1,085,194 of impaired DVD inventory and $97,500 of capitalized installation costs related to the DVD kiosks. This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks that were removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract. The machine installation costs could no longer be considered attached to the machine as the machines were idle in the warehouse, and therefore, were written off accordingly.

During fiscal 2010, we incurred impairment of long-lived assets charges of $481,993. See Financial Statement Footnotes #24 “Impairment of Assets and Long-Lived Assets” regarding the details of these charges.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from operations increased to $7,455,057 in fiscal 2011 from $6,671,443 in fiscal 2010. SG&A expenses represented 23.3% of revenues for the year ended December 31, 2011 as compared to 29.3% of revenues for the year ended December 31, 2010. The increase in SG&A expenses was mainly due to approximately $391,000 of increased SG&A expenses related to corporate support. These increases related to fees paid to interim CEOs, professional fees and legal fees.

Approximately $1,534,000 of SG&A expenses were incurred in connection with our DVD business services. These increased DVD SG&A expenses, were due primarily to the overlay of the acquired operations from Tejas Video Partners. See Financial Footnote #3 “Acquisition of Assets” regarding details of this acquisition. These increases were partially offset by a decrease in ATM SG&A of approximately $224,000.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement. During February 2011 through September 2011 several other headcounts were reduced as part of a corporate restructuring. For fiscal 2011, the Company recorded restructuring charges of $547,936 for severance-related expenses. As of December 31, 2011, the Company had accrued $237,391 for severance obligations included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse. While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter. The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks. Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011. This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings. The Company incurred approximate $100,000 of costs associated with the de-installation of these additional kiosks as well as the cost of redeploying kiosks during the fourth quarter of 2011. Additionally, the Company wrote off $175,102 of un-amortized costs intangible costs relating to its cancelled contract with this customer.

The following table summarizes the restructuring charges recorded during the fiscal year 2011:

For the Year Ended
December 31, 2011

Deinstallation Charges	$226,269
Unamortized Intangible Write Off	175,102
Severance Related Charges	547,936
Total	$949,307

Stock Compensation Expense

In fiscal 2011, we recorded stock compensation expense of $104,161 mainly relating to executive and director stock option grants (see Financial Footnote #2 “Summary of Significant Accounting Policies” and # 20 “Stock-Based Compensation”) during fiscal years 2007 through 2011. During the fiscal year ended December 31, 2010 we recorded stock compensation expense of $215,813.

Interest Expense

Interest expense increased to $742,407, or 2.3% of revenues, for the fiscal year ended December 31, 2011 from $522,083, or 2.3% of revenues, in fiscal 2010. The increase was mainly due to our increased debt balances. See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain on Sale of Assets

During fiscal 2011, the Company sold certain machines referred to below for a net gain on sale of $63,541.

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

			$481,993

Also during fiscal 2011, the Company sold other fully depreciated assets for a net gain on sale of $19,144.

Other Non-Operating Expense, Net

During fiscal 2011, we recorded $150,000 of acquisition expenses relating to our acquisition of Tejas. See Financial Footnote # 3 “Acquisition of Assets” for further discussion on this acquisition.

Additionally, during fiscal 2011 we recorded a $37,500 rebate payment from a vendor.

Loss on Early Extinguishment of Debt

During fiscal 2010, we recorded expenses of $102,146, relating to the payoff of debt balances with a senior lender and notes payable. See Financial Footnote #23 “Loss on Early Extinguishment of Debt” for detail of these charges.

Income Tax (Expense) Benefit

Income tax expense was $75,646 for fiscal year 2011 and income tax benefit was $204,334 for 2010. The income tax expense for 2011 is for state income taxes recorded from fiscal 2011. The income tax benefit of $204,334 for fiscal 2010 was due to additional deferred tax assets recognized from the increase of net operating loss and the difference in expensing impairment of fixed assets between GAAP accounting and tax accounting. At December 31, 2011, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $25.5 million available. The NOL is due to expire during fiscal years 2012-2031.

As of December 31, 2011, 2010 and 2009, the Company’s gross deferred tax assets are reduced by a valuation allowance of $3,770,662, $2,709,680 and $2,709,680, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2011 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire. During 2009, the Company reduced the valuation allowance related to the remaining deferred tax assets by approximately $1,100,000. This reduction reflected the Company’s expectation that it was more than likely than not that it would generate future taxable income to utilize this amount of net deferred tax assets. While management’s projection of future taxable income for the foreseeable future did not provide sufficient positive evidence that the entire balance of valuation allowance should be eliminated (as previously mentioned), management did believe it is more likely than not this $1,100,000 reduction in valuation allowance was substantiated by its projection of future taxable income. The benefit from this reduction was recorded as income tax benefit in the accompanying statement of income.

During 2011, the Company increased the valuation allowance related to the current year deferred tax assets arising from net operating loss carryforwards generated in the current year by approximately $1,100,000. The valuation allowance at December 31, 2011 is related to deferred tax assets arising from net operating carry forwards. Due to cumulative taxable losses in recent years coupled with revised projections of its future taxable income, it is more likely than not that the Company will not be able to realize the full benefit of the loss carryfowards before they are due to expire.

Net Income (loss)

We had a net loss of $1,877,185 during the fiscal year ended December 31, 2011 compared to net loss of $853,568 for the fiscal year ended December 31, 2010.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with accounting principles generally accepted in the United States of America. Our use of EBITDA should be considered within the following context:

•	We acknowledge that our depreciable assets are necessary to earn revenue based on our current business.

•	Our use of EBITDA as a measure of operating performance is not based on our belief about the reasonableness of excluding depreciation when measuring financial performance.

•	Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

•	Analysts — who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•	Creditors — who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

•	Investment Bankers — who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•	Board of Directors and Executive Management — who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities which are a critical component to our strategy.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA for each period included herein:

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Net income (loss) from operations	$(1,877,185)	$(853,568)	$2,813,206
Income tax expense (benefit)	75,646	(204,334)	(1,278,888)
Interest expense, net	742,407	522,083	645,758
Depreciation expense	2,233,721	1,597,333	1,178,927
Amortization of intangible merchant contracts	1,210,213	854,685	786,173
EBITDA from operations	$2,384,802	$1,916,199	$4,145,176

Our EBITDA from operations increased to $2,384,802 for fiscal 2011 from $1,916,199 for fiscal 2010. EBITDA from operations as a percentage of revenues decreased to 7.5% for fiscal 2011 from 8.4% for fiscal 2010. The increase in EBITDA from operations was primarily due to the increased depreciation expense of approximately $636,000. See Financial Footnote #19 “Business Segment Information” for financial details of our DVD services business segment.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations before impairment of assets and long-lived assets, restructuring charges, stock compensation expense, gain on sale of assets, other non-operating expense and loss on early extinguishment of debt (“Adjusted EBITDA”) for each period included herein:

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Net income (loss) from operations	$(1,877,185)	$(853,568)	$2,813,206
Income tax expense (benefit)	75,646	(204,334)	(1,278,888)
Interest expense, net	742,407	522,083	645,758
Depreciation expense	2,233,721	1,597,333	1,178,927
Amortization of intangible merchant contracts	1,210,213	854,685	786,173
Impairment of assets and long-lived assets	1,182,694	481,993	-
Restructuring charges	949,307	-	-
Stock compensation expense	104,161	215,813	120,188
Gain on sale of assets	(82,685)	-	-
Other non-operating expense, net	112,500	-	-
Loss on early extinguishment of debt	-	102,146	474,960
Adjusted EBITDA from operations	$4,650,779	$2,716,151	$4,740,324

Our Adjusted EBITDA from operations increased to $4,650,779 for fiscal 2011 from $2,716,151 for fiscal 2010. Adjusted EBITDA from operations as a percentage of revenues increased to 14.6% for fiscal 2011 from 11.9% for fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	For the year ended	For the year ended	2011 to 2010	2011 to 2010
	December 31, 2011	December 31, 2010	$ Change	% Change

Net cash provided by operating activities	$1,545,419	$2,428,122	$(882,703)	(36.4)%
Net cash used in investing activities	(5,137,441)	(6,612,680)	1,475,239	(22.3)%
Net cash provided by financing activities	2,823,823	3,920,260	(1,096,437)	(28.0)%
Decrease in cash	$(768,199)	$(264,298)	$(503,901)

Operating Activities

During fiscal 2011, we funded our operations through operating activities. Net cash provided by operating activities amounted to $1,545,419 as compared to $2,428,122 during fiscal 2010, a decrease of 36.4%. The decrease in cash provided by operating activities was primarily due to the increase in accounts payable and accrued liabilities of $1,476,254 in fiscal 2010 compared to an increase of only $99,408 in fiscal 2011.

Investing Activities

Net cash used in investing activities for fiscal 2011 was $5,137,441. The decrease from the $6,612,680 used for fiscal 2010 was due mainly to decreased fixed asset purchases in 2011, partially offset by increased cash paid for Tejas, Rocky Mountain, and other acquisitions in 2011. In fiscal 2010 we had significant net purchases of DVD rental kiosks.

Financing Activities

Net cash provided by financing activities was $2,823,823 due to draw downs from the Loan Agreement (discussed in Financial Footnote #12 “Senior Lenders’ Notes Payable,”) offset by paying back senior lender notes and capital leases during fiscal 2011. Funds used in financing activities for fiscal 2010 was $3,920,260.

Working Capital

As of December 31, 2011, the Company had current assets of $4,340,595 and current liabilities of $9,788,440 which results in negative working capital of $5,447,845. This compares to a working capital deficit of $3,490,856 that existed at December 31, 2010. Despite the negative working capital, we believe that if we achieve our 2011 business plan, we will have sufficient working capital to meet our current obligations during 2012. Our business plan calls for the Company to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations. Achieving that business plan is contingent upon being successful in securing new profitable ATM and DVD clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2012 obligations. If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings. There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Additional Funding Sources

We currently have bank lines available for our short-term growth needs. The Company anticipates that it will be required to draw down up to approximately $1.6 million on its existing bank lease financing during fiscal 2012 to fund its short-term organic growth plans. We also may be required to draw down approximately $250,000 on our existing bank lease financing to fund new purchases of back office equipment.

Vault Cash

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly bank and insurance fees. We are also required to maintain insurance on the vault cash. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew. As of December 31, 2011, the Company had 6 ATMs funded by WSFS with a vault cash outstanding balance of approximately $86,000 in connection with this arrangement.

•	Elan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Elan allowing us to obtain up to $100,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the average terminal balance plus a load factor. In addition, we are required to maintain insurance on the vault cash. The contract currently in place with Elan expires on August 11, 2012. As of December 31, 2011, the Company had 2,061 ATMs funded by Elan with a vault cash outstanding balance of approximately $44,534,000.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of December 31, 2011, Nationwide had 46 branded financial partners, which funded 371 ATMs.

Contractual Obligations

Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Financial Footnotes #10 “Note Payable – Related Party”, #12 “Senior Lenders’ Notes Payable,” #13 “Capital Lease Obligations” and #14 “Commitments and Contingencies” to our consolidated financial statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities.

We have previously leased our ATMs and other equipment through capital lease agreements that expire in 2013 and provide for lease payments at interest rates averaging approximately 9.56% per annum. In 2011, we acquired $157,387 of new lease financing for ATMs and other equipment. See Financial Footnote #13 “Capital Lease Obligations” to our consolidated financial statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$47,385	$36,000	$11,385	$-
Notes payable (*)	49,323	21,913	18,203	9,207
Senior lender notes (*)	13,593,163	4,373,721	4,519,551	4,699,891
Capital lease obligations (*)	377,919	330,651	47,268	-
Operating leases	116,380	92,505	17,743	6,132
Total contractual cash obligations	$14,184,170	$4,854,790	$4,614,150	$4,715,230

(*) Includes interest in future periods

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

Revenue Recognition Policies

We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. Revenues are adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business. It is our policy to book as revenue all surcharge and interchange fees we receive and/or have earned based on contracts, whether for company-owned ATMs or for those we manage. In the case of managed ATMs, the Company then books as commission expense all monies paid to the owners of the ATMs. Surcharge/convenience fees are fees assessed directly to the consumer utilizing the ATM terminals owned by the Company. The surcharge/convenience fees assessed mostly range from $1.50 to $2.95 based upon a cash withdrawal transaction from the ATM terminals.

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.25 to $0.45 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

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

Deferred Income Tax Assets

The Company had net deferred tax assets of $1,975,211 at December 31, 2011. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. Even though the Company incurred a loss in fiscal 2011 and 2010, it had taxable income for the three years prior and believes that based upon its business plan, it will return to future profitability, and as such, a portion of its net deferred income tax assets at December 31, 2011, are realizable. If future operating results generate taxable losses, it may be necessary to increase valuation allowances to reduce the amount of the deferred income tax assets to realizable value.

Recent Accounting Pronouncements

See Financial Footnotes #2 “Summary of Significant Accounting Policies” regarding the impact of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Inflation and Changing Prices. Our results of operations were impacted by decreasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses. We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheets. During 2011, amounts we accessed each month ranged from $35.0 million to $46.5 million and we paid cash fees for the fiscal year totaling approximately $968,000 for use of the cash. During 2010, amounts we accessed each month ranged from $28.0 million to $40.0 million and we paid cash fees totaling approximately $716,000 for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our gross profit would decline by approximately $350,000 to $465,000 on a pre-tax basis.

Interest Rate Impact. We paid an average interest rate of approximately 1.9% for our vault cash fees in fiscal 2011 compared to an average interest rate of 2.0% in fiscal 2010.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Interim Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on its evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2011 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On December 20, 2011, the Company’s wholly owned subsidiary Nationwide entered into a Group Contract Amendment (the “Amendment”), effective January 1, 2012, to that certain Agreement with Food Lion, LLC, dated as of October 5, 2001 (the “Food Lion Agreement”). The Amendment, is an amendment to three existing agreements—with Food Lion and tow of its affiliates.

The Amendment extends the Food Lion Agreement to December 31, 2014. The Amendment contains surcharge fee caps and a revenue sharing provision. The Amendment also contains a service level agreement by the Company as well as various other provisions related to branding, telecommunications and ATM handling, and related fees. Other than the provisions of the Food Lion Agreement which are specifically amended by the Amendment, all other provisions remain in effect.

The description of the Amendment is qualified in its entirety be reference to the Amendment which is attached to this Annual Report on Form 10-K as Exhibit 10.2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's executive officers, directors and key employees and their ages and positions as of March 23, 2012 are as follows:

Name	Age	Positions

Marc Caramuta	47	Chief Operating Officer
William Costa	50	Chief Information Officer
Christopher L. Doucet	48	Director
Lock Ireland	67	Interim CEO, Vice Chairman, Director
Sharon Jackson	54	Secretary
Robert Landis	52	Director
Michael J. Loiacono	46	Chief Financial Officer, Chief Accounting Officer
Joseph M. Loughry, III	66	Chairman, Director
Eric S. Weinstein	41	Director

The following is a brief description of each officer and director listed above:

Marc Caramuta, Chief Operating Officer

Mr. Caramuta is experienced in the financial industry and has over 10 years experience in international manufacturing. He previously served as President of Proficio Mortgage Ventures, LLC, a wholly owned subsidiary of Proficio Bank, from February 2010 to his appointment as Chief Operating Officer of the Company. In this position, he was responsible for managing all facets of operations and production. Prior to and concurrently with that position, he held the position of Chief Information Officer/Chief Information Security Officer at Proficio Bank – Proficio Mortgage from August 2009 to June 2010. He also held the position of Manager of Corporate and Operational Projects at Proficio Mortgage Ventures, LLC from October 2008 to August 2009. Prior to working with the Proficio group, Mr. Caramuta served as a consultant to JP Morgan Chase and Macquarie Mortgages from February 2008 to October 2008, and a Risk Manager for Icon Residential Capital from June 2007 to November 2007. He is a graduate of Franklin & Marshall College with a degree in Business Administration and Spanish language.

William Costa, Chief Information Officer

Mr. Costa brings more than 27 years of experience in the Information Technology field spanning several industries. Prior to joining Global Axcess, Mr. Costa served as an Assistant to the Chief Information Officer for the City of Jacksonville, Florida from February 2008 to August 2010. In this position, he was responsible for all systems architecture, data center operations supporting over 500 mission critical servers, and service desk and desktop support for over 7000 users. Before the City of Jacksonville, Mr. Costa served as a CIO with Compcare, Integra Health, Craig Insurance Services, and Financial Insurance Management Corporation. Mr. Costa joined Global Axcess in August 2010, and he is responsible for all strategic and operational aspects of the Technology Infrastructure supporting Corporate operations as well as our self service kiosk products. He is a graduate of Rutgers University with a degree in Information Technology and Business Administration.

Christopher L. Doucet, Director

Mr. Doucet is the Chief Executive Officer of Doucet Asset Management, LLC (“Doucet Asset Management”), and the managing member of Doucet Capital, LLC, which controls Doucet Asset Management. Doucet Asset Management was the beneficial holder of greater than five percent (5%) of the Company’s outstanding common stock as of the date of Mr. Doucet’s election to the Company’s board of directors on February 3, 2011. Chris founded Doucet Asset Management in September 2006 and has served as Chief Executive Officer and Portfolio Manager since the firms’ inception. Chris brings a wealth of operational and organizational experience to the board, as well as the ability to see long term vision and the ability remain focused on that vision. Chris has served on several boards in the past and also has successfully operated and sold several businesses. Other than the relationship of Doucet Asset Management to the Company as a shareholder, there are no other relationships between the Company and Mr. Doucet and/or Doucet Asset Management, and there are no material arrangements with respect to Mr. Doucet’s election as director. Mr. Doucet joined the Company as a director in February 2012 and his current term expires on the date of the 2012 annual meeting.

Lock Ireland, Interim CEO, Vice Chairman, Director

Mr. Ireland is the recent past Chairman of the Board for Proficio Bank Chartered in Utah of which he was a founding Director in 2005. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002, until which time he sold the company. RCMI was a company that promoted new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from COO to CEO and/or Chairman of the Board with the following Banks: Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company. Mr. Ireland originally joined the Company as a director in July 2003 and his current term expires on the date of the 2012 annual meeting. On February 28, 2011, Mr. Ireland was appointed Co-Interim Chief Executive Officer of the Company. He became sole Interim Chief Executive Officer of the Company on December 5, 2011.

Sharon Jackson, Secretary

Ms. Jackson has served as the Company’s Director of Corporate Development and Assistant Secretary from 2004 to 2006 and then as the Director of Corporate Operations and Corporate Secretary from 2006 to present. Prior to 2004, Ms. Jackson served as the Director of Marketing and Client Services for Nationwide Money Services, Inc.

Robert Landis, Director

Mr. Landis is currently the Chief Financial Officer and Chief Accounting Officer of Comprehensive Care Corporation, a publicly traded company that provides managed behavioral healthcare and pharmacy management services. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., a health maintenance organization, as its Treasurer from 1983-1998. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge. Mr. Landis brings strong financial, operational and SEC experience to the Company, and is Chairman of the Audit Committee for the Company. Mr. Landis originally joined the Company as a director in July 2003 and his current term expires on the date of the 2012 annual meeting.

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

Joseph M. Loughry, III, Chairman, Director

Mr. Loughry has had successful hands-on experience in creating shareholder value in public and privately held processing services and software companies with sales ranging from $15 million to $300 million annually. In August 2011, Mr. Loughry was named Executive Chairman of the Board of Persystent Technologies Corporation, a privately-owned Tampa, Florida software company which provides enterprise laptop and desktop standard configuration management and desired state enforcement capabilities to corporations and government agencies. Previously, as President and CEO of HTE, Inc. (listed on NASDAQ) he engineered the turnaround of a public software company that provides integrated application solutions to mid-tier county and city governments throughout the nation. HTE, Inc. was eventually sold to SunGard Data Systems. His background includes almost a decade at General Electric Information Services where he was involved in general management, sales & marketing, product management and product development. He also served as President and CEO of QuestPoint Holdings, Inc., a financial transaction processing services business and as CEO of Nationwide Remittance Centers, Inc. a venture funded lock-box services business, which was acquired by CoreStates Bank. Mr. Loughry graduated from the University of Maryland with a degree in Business Administration in 1967. Mr. Loughry brings extensive experience to the board of directors in managing public companies with a technology focus. Mr. Loughry originally joined the Company as a director in December 2005 and his current term expires on the date of the 2012 annual meeting.

Eric S. Weinstein, Director

Mr. Weinstein is a founding partner of Chancellor Capital Management, LLC, a private investment partnership and hedge fund concentrating on small-cap public equities formed in 2009. He is also the co-founder of Weequahic Partners, LLC, formed in 2005, which operates under a family office structure investing in and advising companies on corporate and strategic issues. From 2003 to 2004, he was Vice President of Strategic Planning for Centennial Communications Corp. Prior to joining Centennial, he was a Director of Credit Suisse First Boston, Inc. (“CSFB”) where Mr. Weinstein served as a key advisor in numerous principal transactions, mergers, acquisitions, equity and leveraged financings. Mr. Weinstein originally joined Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) in 1996, prior to the acquisition of DLJ by CSFB, as the Wireless and Satellite equity research analyst. In 2000, he joined the firm’s Private Equity Group as a Principal where he focused more broadly on telecommunications investment opportunities before returning to Equity Research in 2002 as the Senior U.S. Wireless analyst. Prior to joining DLJ, he had been an equity research analyst at Salomon Brothers and Lehman Brothers. Mr. Weinstein obtained his Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business. Mr. Weinstein brings strong expertise in financial and strategic planning to the board of directors. Mr. Weinstein joined the Company as a director in May 2011 and his current term expires on the date of the 2012 annual meeting.

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

Meetings of the Board of Directors

In 2011, our board of directors met 10 times. Our board of directors adopted various resolutions pursuant to seven unanimous written consents in lieu of a meeting during the year ended December 31, 2011. Four of the directors attended 100% of the aggregate of (i) meetings of our board of directors during the year and (ii) the total number of meetings of all committees on our board of directors on which the incumbent directors served. The other two remaining directors attended 94% and 78%, respectively, of the aggregate of (i) the meetings of our board of directors during the year and (ii) the total number of meetings of all committees of our board of directors on which the incumbent directors served.

Board Independence

At the end of 2011, there were three non-employee directors serving on our board of directors. Our board of directors has determined that the non-employee directors are “independent” based on the NASDAQ Stock Market definition of independent.

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

Director Nominations

Prior to 2012, the Company had a separately designated nominating and corporate governance committee. In 2011 that committee was disbanded, and its functions were taken over by the full board of directors. The old nominating and corporate governance committee met a total of two times in 2011.

The board of directors is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors can and will adequately perform all of the functions of a nominating committee. The Company is not a “listed company” under SEC rules and, therefore, is not required to have a separately designated nominating committee.

The board is responsible for reviewing with the full board of directors, on an annual basis, the size, function and needs of our board of directors so ensure that our board, as a whole, collectively possess a broad range of skills, expertise, industry and other knowledge, and business and other experience useful to the effective oversight of our business. Our board of directors also seeks members of diverse backgrounds (including diversity of age, gender, industry experience and business experience) to ensure that our board of directors consists of members with a broad spectrum of experience, expertise and a reputation of integrity. We look for directors who hold positions with a high degree of responsibility, who are leaders in companies or institutions, and who can make contributions to our business. In considering candidates for nomination, the board may, at the request of our board, review the appropriate skills and characteristics, including diversity, required of board members in the context of the current makeup of our board. The board applies the same standards in considering director candidates recommended by the shareholders as it applies to other candidates. See “Shareholder Nominations” for information with regard to the consideration of any director candidates recommended by security holders.

On May 23, 2011, the board of directors approved, Eric S. Weinstein to serve as a director for a term expiring on the date of the next annual meeting of shareholders. On February 3, 2012, the board of directors approved Christopher L. Doucet, to serve as a director for a term expiring on the date of the next annual meeting of shareholders.

The board of directors will consider proposals to nominate director candidates, and applies the same standards in considering director candidates recommended by the shareholders as it applies to other candidates. See “Shareholder Nominations” for information with regard to the consideration of any director candidates recommended by shareholders.

Committees of the Board of Directors

Our board of directors has three standing committees – the audit committee, the compensation committee and the mergers and acquisitions committee. Each of our committees operates pursuant to a written charter which, as in effect from time to time, may be found on our website at www.globalaxcess.biz. Each of the committees is comprised solely of independent directors, consistent with the independence standards defined by the SEC and NASDAQ. Each committee has the right to retain its own legal and other advisors.

Audit Committee

Our audit committee, which is comprised solely of independent directors, consists of Robert J. Landis, as chairman, Eric Weinstein and Joseph M. Loughry III. Our board of directors has determined that Mr. Landis qualifies as an “audit committee financial expert,” as defined in the rules of the SEC. Our audit committee met five times in fiscal year 2011. Responsibilities of our audit committee include the following: reviewing our consolidated financial statements and consulting with the independent auditors concerning our consolidated financial statements, accounting and financial policies, and internal controls; reviewing the scope of the independent auditors’ activities and the fees of the independent auditor; and reviewing the independence of the auditors.

Compensation Committee

Our compensation committee, which is comprised solely of independent directors, consists of Joseph Loughry, III, as chairman, Robert J. Landis and Eric Weinstein. Our compensation committee met two times in fiscal year 2011. Our compensation committee is responsible for approving stock plans and option grants, and reviewing and making recommendations to the full board of directors regarding executive compensation and benefits. Our compensation committee is responsible for reviewing salary recommendations for our executives and then approving such recommendations with any modifications it deems appropriate. The independent members of our board of directors are then responsible for approving such salary recommendations with any modifications they deem appropriate. The annual salary recommendations for our named executive officers, other than our Chief Executive Officer, are made by our Chief Executive Officer and by the chairman of our compensation committee for our Chief Executive Officer.

Mergers and Acquisitions Committee

Our mergers and acquisitions committee, which is comprised solely of independent directors, consists of Eric Weinstein, as chairman, Joe Loughry and Christopher L. Doucet. Our mergers and acquisitions committee did not meet during fiscal year 2011. The function of the mergers and acquisitions committee is to explore alternative ways to enhance shareholder value, including joint ventures, mergers, stock sales or a potential sale of company assets, and make recommendations to our board of directors.

Role in Risk Oversight

Our board of directors oversees our stockholders’ and other stakeholders’ interest in our long-term health and overall success and financial strength. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, environmental and regulatory risks, and others, such as the impact of competition. Management is responsible for the day-to-day management of risks, while our board of directors, as a whole and through its committees, has the responsibility of satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our board of directors believes that establishing the right “tone at the top” and that full and open communication between management and our board of directors are essential for effective risk management and oversight. Our Chairman meets with our Chief Executive Officer and other senior officers to discuss strategy and risks facing us. We have separated the roles of Chairman and Chief Executive Officer because we believe that this separation allows the board of directors and management to focus their energies on their respective primary functions. In addition, senior management regularly attends board meetings and is available to address any questions or concerns raised by our board on risk management-related and other matters. Bi-monthly our board of directors receives presentations from senior management on strategic matters involving our operations. Our board also holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities.

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

Shareholder Nominations

The board of directors considers director candidates recommended by shareholders for nomination for election to the board of directors. The board applies the same standards in considering director candidates recommended by shareholders as it applies to other candidates.

Any shareholder entitled to vote for the election of directors may recommend a person or persons for consideration by the committee for nomination for election to the board of directors. The Company must receive written notice of such shareholder’s recommended nominees(s) no later than January 31st of the year in which the shareholder wishes such recommendation to be considered by the committee in connection with the next meeting of shareholders at which the election of directors will be held.

To submit a recommendation, a shareholder must give timely notice thereof in writing to the Secretary of the Company. A shareholder’s notice to the Secretary shall set forth: (i) the name and record address of the shareholder making such recommendation and any other shareholders known by such shareholder to be supporting such recommendation; (ii) the class and number of shares of the Company which are beneficially owned by the shareholder and by any other shareholders known by such shareholder to be supporting such recommendation; (iii) the name, age and five year employment history of such recommended nominee; (iv) the reasons why the shareholder believes the recommended nominee meets the qualifications to serve as director of the Company; and (v) any material or financial interest of the shareholder and, if known, the recommended nominee, in the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of our common stock held by such persons. Executive officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2011, our executive officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them, with the following exceptions: Michael I. Connolly filed two reports late reporting three transactions; William Costa filed two reports late reporting two transactions from a prior fiscal year; Lock Ireland filed one report late reporting one transaction; Robert Landis filed one report late reporting one transaction; and Joseph M. Loughry, III filed two reports late reporting two transactions.

Although it is not our obligation to make filings pursuant to Section 16 of the Exchange Act, we have adopted a policy requiring all Section 16 reporting persons to report to our Chief Executive Officer or Chief Financial Officer prior to engaging in any transactions in our common stock.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2010 and 2011 concerning compensation earned for services rendered in all capacities by our principal executive officer, principal financial officer and all other executive officers whose total compensation exceeds $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Paid Compensation ($) (2)		Total ($)

Marc Caramuta - COO	2011	$125,577	$0	-	$5,058	-	-	-		$130,635
	2010	$28,846	$0	-	$1,264	-	-	-		$30,110

William Costa - CIO	2011	$125,005	$0	-	$6,582	-	-	$2,885		$134,472
	2010	$40,877	$0	-	$2,743	-	-	-		$43,620

Michael I. Connolly - Co-Interim CEO	2011	$0	$0	-	$6,468	-	-	$132,923	(3)	$139,391

Lock Ireland - Co-Interim CEO	2011	$0	$0	-	$6,468	-	-	$102,000	(4)	$108,468

George A. McQuain - President and CEO	2011	$69,697	$0	-	$0	-	-	$215,445	(5)	$285,142
	2010	$265,368	$34,951	-	$64,055	-	-	$7,782		$372,156

Michael J. Loiacono - CFO and CAO	2011	$170,007	$0	-	$24,981	-	-	$2,746		$197,734
	2010	$170,368	$21,729	-	$38,608	-	-	$5,111		$235,816

(1)	The option awards were valued using the Black-Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 131%, forfeiture rate of 0% and a risk free rate of 5%. These option awards were computed based on such awards’ aggregate grant date fair value pursuant to FASB ASC Topic 718.
(2)	Unless otherwise noted, All Other Paid Compensation includes compensation from Company matched 401k contributions.
(3)	On February 28, 2011 Mr. Connolly was appointed Co-Interim Chief Executive Officer of the Company, for which he was paid CEO fees in addition to his Director Compensation. Mr. Connolly resigned from his role as Co-Interim Chief Executive Officer of the Company on December 5, 2011. See "Director Compensation Table" below. Only compensation which Mr. Connolly received by virtue of his role as Interim Co-CEO is included in this table.
(4)	On February 28, 2011 Mr. Ireland was appointed Co-Interim Chief Executive Officer of the Company, for which he was paid CEO fees in addition to his Director Compensation. Only compensation which Mr. Ireland received by virtue of his role as Interim Co-CEO and Interim CEO is included in this table.
(5)	On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company is paying Mr. McQuain the severance payments detailed in his Employment Agreement.

401k Contribution Plan

Effective fiscal years 2007 through 2009, the Company implemented a performance based incentive program matching 401k contributions. During fiscal years 2007 through 2009, the Company matched up to 50% of the employee’s first 6% of their 401k contributions during that respective quarter upon the Company achieving its net income budget. For fiscal years 2010 and 2011, the 401k contribution plan was not a performance based incentive program and was not tied to the Company achieving any financial goals or metrics therefore the Company matched up to 50% of the employee’s first 6% 401k contribution. The Company recorded $41,565, $47,858 and $21,050 of expenses relating to this plan during the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the fiscal years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $19,589 and $214,083, respectively, of expenses relating to this plan.

Stock-Based Compensation

We have established a 2002 Stock Incentive Plan (the “2002 Plan”), a 2004 Stock Incentive Plan (the “2004 Plan”) and a 2010 Stock Incentive Plan (the “2010 Plan”), which provide for the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2011, options to purchase 55,348 shares of common stock were available for future grants under the 2002 Plan, 609,542 shares of common stock were available for future grants under the 2004 Plan, and 950,000 shares of common stock were available for future grants under the 2010 Plan. As of December 31, 2011, 1,614,890 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

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

The plans are administered by the Company's Board of Directors. The Board of Directors has the authority to select individuals to receive awards, to determine the time and type of awards, the number of shares covered by the awards, and the terms and conditions of such awards in accordance with the terms of the plans. In making such determinations, the Board of Directors may take into account the recipient's current and potential contributions and any other factors the Board of Directors considers relevant. The Board of Directors is authorized to establish rules and regulations and make all other determinations that may be necessary or advisable for the administration of the plans.

Employment Agreements

George A. McQuain

During the fiscal year ended December 31, 2008, the Company entered into an employment agreement with Mr. George A. McQuain. The contract was for a one year term beginning April 1, 2008. The contract provided that if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year at the end of each calendar year and, as such, was extended on April 1, 2010.

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

The Amendment altered Mr. McQuain’s Employment Agreement in several aspects. First, it lengthened the period for which Mr. McQuain is entitled to severance pay should his employment be terminated without cause from one year to eighteen months. Second, the Amendment provides that Mr. McQuain must execute a “Release Agreement” in a form acceptable to the Company within 60 days of any such termination, in order to be entitled to such severance. Third, the Amendment modifies the non-compete provisions of the McQuain Employment Agreement by clarifying that the “Restricted Business” is any business that the Company is engaged in after the date of expiration or termination of the agreement. Fourth, the Amendment modifies the change of control provisions of Mr. McQuain’s Employment Agreement by limiting Mr. McQuain’s diminution of duties termination right to six months, changing the severance period for termination following a change of control from one year to two years, and requiring the execution of a Release Agreement in the same time period as a termination without cause. Finally, the Amendment contains clarifying provisions related to change of control and termination of service for compliance purposes with Internal Revenue Code Section 409A.

On February 28, 2011, the Company and Mr. McQuain, then the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company is paying Mr. McQuain the severance payments detailed in his Employment Agreement.

Michael J. Loiacono

Our board of directors approved an employment agreement with Michael J. Loiacono. The employment agreement is effective as of October 1, 2010, provides for a one-year term, and provides that, if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year. Mr. Loiacono’s employment agreement was extended on October 1, 2011.

The employment agreement further provides that, during the term of the agreement and for a period of one year and six months after the termination of the agreement for any reason, Mr. Loiacono will not directly or indirectly employ or solicit our employees, compete with us for our customers in any state where we do business, interfere with our relationships, or provide information about us to our competitors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2011

Option Awards									Stock Awards
												Equity Incentive
											Equity	Plan Awards:
					Equity						Incentive	Market or Payout
					Incentive						Plan Awards:	Value
					Plan						Number	of
					Awards:					Market	of	Unearned
		Number	Number		Number				Number	Value of	Unearned	Shares,
		of	of		of				of Shares	Shares or	Shares,	Units or
		Securities	Securities		Securities				or Units	Units of	Units or	Other
		Underlying	Underlying		Underlying				of Stock	Stock	Other Rights	Rights
		Unexercised	Unexercised		Unexercised	Aggregate	Option		That Have	That Have	That Have	That Have
		Options	Options		Unearned	Fair Value	Exercise	Option	Not	Not	Not	Not
		(#)	(#)		Options	At	Price	Expiration	Vested	Vested	Vested	Vested
Name	Year	Exercisable	Unexercisable		(#)	Grant Date	($)	Date	(#)	($)	(#)	($)

Marc Caramuta - COO	2010	11,655	23,345	(1)		$15,173	$0.525	10/4/2015	-	-	-	-

William Costa - CIO	2010	11,655	23,345	(2)		$19,747	$0.680	8/9/2015	-	-	-	-

Michael I. Connolly - Co-Interim CEO	2011	18,750	-	(3)		$6,468	$0.420	12/31/2011	-	-	-	-

Lock Ireland - Co-Interim CEO	2011	18,750	-	(3)		$6,468	$0.420	12/31/2011	-	-	-	-

Michael J. Loiacono - CFO and CAO	2009	49,950	25,050	(4)		$51,855	$0.81	12/18/2014	-	-	-	-
	2009	99,900	50,100	(5)		$17,684	$0.15	3/27/2014	-	-	-	-
	2008	120,000	-	(6)		$26,473	$0.25	3/20/2013	-	-	-	-
	2008	27,000	-	(7)		$5,956	$0.25	2/28/2013	-	-	-	-
	2007	62,500	62,500	(8)	62,500	$69,694	$0.32	(9)	-	-	-	-

Except as set forth above, no other named executive officer has received an equity award.

(1)	On October 4, 2010, Marc Caramuta received a stock option to purchase 35,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on October 4, 2011; 33 1/3% on October 4, 2012; 33 1/3% on October 4, 2013.
(2)	On August 9, 2010, William Costa received a stock option to purchase 35,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on August 9, 2011; 33 1/3% on August 9, 2012; 33 1/3% on August 9, 2013.
(3)	On April 4, 2011, the board of directors (the “Board”) of the Company made several determinations with respect to compensatory arrangements for certain named executive officers of the Company.

Lock Ireland and Michael I. Connolly, both directors of the Company, served as interim co-Chief Executive Officers of the Company until December 5, 2011 when Mr. Connolly resigned.

In order to reward Mr. Ireland and Mr. Connolly for their service as officers of the Company, and to increase alignment to our multi-year strategic plans, the Board determined to grant certain performance-based stock options to these individuals. The performance based stock options were awarded under the terms of The Global Axcess Corp 2004 Stock Plan. Both Mr. Ireland and Mr. Connolly were each awarded 125,000 stock options as part of this grant, with an exercise price of $0.42. As of December 31, 2011 only 18,750 stock options of the performance-based options were vested to each Mr. Ireland and Mr. Connolly based upon achievement.

(4)	On December 18, 2009, Michael J. Loiacono received a stock option to purchase 75,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on December 18, 2010; 33 1/3% on December 18, 2011; 33 1/3% on December 18, 2012.
(5)	On March 27, 2009, Michael J. Loiacono received a stock option to purchase 150,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 27, 2010; 33 1/3% on March 27, 2011; 33 1/3% on March 27, 2012.
(6)	On March 20, 2008, Michael J. Loiacono received a stock option to purchase 120,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011.
(7)	On February 29, 2008, Michael J. Loiacono received a stock option to purchase 27,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on February 28, 2009; 33 1/3% on February 28, 2010; 33 1/3% on February 28, 2011.
(8)	On April 2, 2007, Michael J. Loiacono received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.
(9)	On April 2, 2007, Michael J. Loiacono received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.

Director Compensation Table

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2011.

Name (1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Michael I. Connolly	2011	$12,000	-	$8,698	-	-	-	(3)	$20,698

Walter A. Howell	2011	$5,000	-	$0	-	-	-		$5,000

Lock Ireland	2011	$39,600	-	$21,122	-	-	-	(4)	$60,722

Robert Landis	2011	$18,000	-	$10,724	-	-	-		$28,724

Joseph Loughry, III	2011	$54,000	-	$8,038	-	-	-		$62,038

Alan Rossiter	2011	$5,000	-	$0	-	-	-		$5,000

Eric S. Weinstein	2011	$7,000	-	$4,757	-	-	-		$11,757

(1)	George A. McQuain, who was a member of our board of directors, has been omitted from this table since he received no compensation for serving on our board of directors. On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company is paying Mr. McQuain the severance payments detailed in his Employment Agreement. During the year ended December 31, 2011, the Company paid $214,038 of severance payments to Mr. McQuain.
(2)	The option awards were valued using the Black-Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 114%, forfeiture rate of 0% and a risk free rate of 5%. These option awards were computed based on such awards’ aggregate grant date fair value pursuant to FASB ASC Topic 718.
(3)	On February 28, 2011 Mr. Connolly was appointed Co-Interim Chief Executive Officer of the Company, for which he was paid CEO fees in addition to his Director Compensation. Mr. Connolly resigned from his role as Co-Interim Chief Executive Officer of the Company on December 5, 2011 and resigned as Director on January 24, 2012. See "Summary Compensation Table" above. Only compensation which Mr. Connolly received by virtue of his role as a director is included in this table.
(4)	On February 28, 2011 Mr. Ireland was appointed Co-Interim Chief Executive Officer of the Company, for which he was paid CEO fees in addition to his Director Compensation.

See "Summary Compensation Table" above. Only compensation which Mr. Ireland received by virtue of his role as a director is included in this table.

During 2011, 350,000 stock options were granted to directors as follows:

Name	Number of Options	Grant Date and Fair Value of Granted Options

Connolly, Michael I.	125,000	Granted on April 4, 2011 with a fair value of $43,122*
Connolly, Michael I.	20,000	Granted on December 27, 2011 with a fair value of $9,832
Ireland, Lock	125,000	Granted on April 4, 2011 with a fair value of $43,122*
Ireland, Lock	20,000	Granted on July 11, 2011 with a fair value of $8,273
Landis, Robert	20,000	Granted on July 11, 2011 with a fair value of $8,273
Loughry, Joseph	20,000	Granted on December 16, 2010 with a fair value of $8,862
Weinstein, Eric	20,000	Granted on May 23, 2011 with a fair value of $8,155

*On April 4, 2011, the board of directors (the “Board”) of the Company made several determinations with respect to compensatory arrangements for certain named executive officers of the Company. Lock Ireland and Michael I. Connolly, both directors of the Company, served as interim co-Chief Executive Officers of the Company until December 5, 2011 when Mr. Connolly resigned. In order to reward Mr. Ireland and Mr. Connolly for their service as officers of the Company, and to increase alignment to our multi-year strategic plans, the Board determined to grant certain performance-based stock options to these individuals. The performance based stock options were awarded under the terms of The Global Axcess Corp 2004 Stock Plan. Both Mr. Ireland and Mr. Connolly were each awarded 125,000 stock options as part of this grant, with an exercise price of $0.42. As of December 31, 2011 only 18,750 stock options of the performance-based options were vested to each Mr. Ireland and Mr. Connolly based upon achievement. The 18,750 stock options have a fair value of $6,468. See "Summary Compensation Table" above.

The following table sets forth the aggregate number of options outstanding and exercisable at December 31, 2011 for each of our directors.

Name	Total options outstanding	Total options exercisable	Total options unexercisable

Connolly, Michael I.	58,750	23,750	35,000	(1)
Ireland, Lock	258,750	175,350	83,400	(2)
Landis, Robert	90,000	40,000	50,000	(3)
Loughry, Joseph	140,000	90,000	50,000	(4)
Weinstein, Eric	20,000	-	20,000	(5)

(1)	Mr. Connolly resigned from his role as Co-Interim Chief Executive Officer of the Company on December 5, 2011. and resigned as Director on January 24, 2012.

The 35,000 options unexercisable at December 31, 2011 did not vest and were terminated.

(2)	5,000 shares vest under an option grant on July 10, 2012.

33,400 shares vest under an option grant on March 27, 2012.

5,000 shares vest under an option grant on July 10, 2012 and July 10, 2013.

5,000 shares vest under an option grant on July 12, 2012, July 12, 2013 and July 12, 2014.

20,000 shares vest under an option grant on July 10, 2012.

(3)	5,000 shares vest under an option grant on July 10, 2012.

5,000 shares vest under an option grant on July 10, 2012 and July 10, 2013.

5,000 shares vest under an option grant on July 12, 2012, July 12, 2013 and July 12, 2014.

20,000 shares vest under an option grant on July 10, 2012.

(4)	5,000 shares vest under an option grant on December 16, 2012.

5,000 shares vest under an option grant on December 16, 2012 and December 16, 2013.

5,000 shares vest under an option grant on December 16, 2012, December 16, 2013 and December 16, 2014.

20,000 shares vest under an option grant on December 16, 2012.

(5)	20,000 shares vest under an option grant on May 23, 2012.

Discussion of Director Compensation

Our non-employee directors receive cash compensation for their service as a director and, where applicable, as a chair of a committee. Effective June 1, 2010, the Board of Directors increased the director compensation. The chairman of our board of directors receives $4,500 per month with no additional compensation for chairing or membership on a board committee and the vice chairman of our Board of Directors receives $3,300 per month with no additional compensation for chairing or membership on a board committee. The chairman of our audit committee receives $1,500 per month and all other non-employee directors receive $1,000 per month with the exception of Christopher L. Doucet, a new director effective February 3, 2012, who waived receiving any compensation. Our non-employee directors, with the exception of Christopher L. Doucet who waived receiving any compensation, are also compensated with stock options in accordance with the terms of our Stock Option Plan. Our Stock Option Plan provides for an initial grant of 20,000 stock options upon the election or appointment to our board of directors and annual grants of 20,000 stock options for each year of service thereafter. All non-employee directors are reimbursed for expenses incurred in attending meeting of our board of directors and committees.

On June 30, 2009, our board of directors approved equity ownership guidelines for our non-employee directors, which require each non-employee director to own a minimum amount of stock equal to two times the annual dollar amount each non-employee director receives in director’s fees for serving on our board. Each non-employee director is required to be in compliance with these equity ownership guidelines within two years of becoming a director..

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2012 by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors, each of our director nominees, each of our named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Shares Outstanding (2)

Marc Caramuta	11,655	0.05%
William Costa	11,655	0.05%
Christopher L. Doucet	1,595,827	7.02	%(3)
Lock Ireland	404,007	1.78	%(4)
Sharon Jackson	89,525	0.39	%(5)
Robert Landis	130,000	0.57	%(6)
Michael J. Loiacono	470,206	2.07	%(7)
Joseph M. Loughry, III	400,000	1.76	%(8)
Eric S. Weinstein	815,766	3.59	%(9)

All executive officers and directors as a group	3,928,641	17.28%

5% owners:

Doucet Capital, LLC.	1,595,827	7.02	%(10)
Rennaissance U.S. Growth Investment Trust PLC	2,029,999	8.93	%(11)
Rennaissance Capital Growth & Income Fund III, Inc.	476,667	2.10	%(12)
MidSouth Investor Fund LP	1,556,840	6.85	%(13)
Bradley Louis Radoff	1,200,000	5.28	%(14)

All 5% owners	6,859,333	30.18%

(1)	Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable as of March 23, 2012. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), referred to in this statement as the SEC, certain shares of our common stock that a beneficial owner has the right to acquire pursuant to the exercise of stock options or warrants, within 60 days of March 23, 2012, are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares reported as beneficially owned by 5% or greater holders, and any other information reported about such holders, is based solely on such holders' filings with the SEC pursuant to Section 13 of the Exchange Act.

(2)	Based on 22,728,795 shares of common stock outstanding as of March 23, 2012.
(3)	Includes 1,595,827 shares of common stock, owned by The Doucet Capital, LLC Group, over which Mr. Doucet, a director of the Company, has beneficial ownership by virtue of his position as Investment Manager of Doucet Capital, LLC.

The principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.

(4)	Includes 214,007 shares of common stock and 173,350 options to purchase common stock.
(5)	Includes 14,200 shares of common stock and 66,975 options to purchase common stock.
(6)	Includes 90,000 shares of common stock and 40,000 options to purchase common stock.
(7)	Includes 60,756 shares of common stock and 359,350 options to purchase common stock.
(8)	Includes 310,000 shares of common stock and 90,000 options to purchase common stock.
(9)	Includes 815,766 shares of common stock.
(10)	Includes 1,595,827 shares of common stock, owned by The Doucet Capital, LLC Group, over which Mr. Doucet, a director of the Company, has beneficial ownership by virtue of his position as Investment Manager of Doucet Capital, LLC.

The principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.

(11)	Includes 2,029,999 shares of common stock. The principal business address of Rennaissance U.S. Growth Investment Trust PLC is 8080 North Central Expressway, Suite 210-LB, Dallas, Texas 75206-1857.

Russell Cleveland, Renaissance Capital Group, Inc. - Investment Adviser

(12)	Includes 476,667 shares of common stock. The principal business address of Rennaissance Capital Growth & Income Fund III, Inc. is 8080 North Central Expressway, Suite 210-LB, Dallas, Texas 75206-1857.

Russell Cleveland, Renaissance Capital Group, Inc. - Investment Manager

(13)	Includes 1,556,840 shares of common stock. The principal business address of MidSouth Investor Fund LP is 201 4th Avenue, North Suite 1950, Nashville, Tennessee 37219.

Lyman Heidtke, MidSouth Capital, Inc. – General Partner

(14)	Includes 1,200,000 shares of common stock. The principal business address of 1177 West Loop South, Suite 1625, Houston, Texas 77027.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Fees

The aggregate fees billed by Mayer Hoffman McCann P.C., formerly Kirkland, Russ, Murphy & Tapp, P.A. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2011 and for the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2011 were $51,500. Total unbilled fess by Mayer Hoffman McCann P.C. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2011 were $66,500. The aggregate fees billed by Mayer Hoffman McCann P.C. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2010 and for the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2010 were $102,000.

Audit-Related Fees

During the fiscal years ended December 31, 2011 and 2010, there were no fees billed by Mayer Hoffman McCann P.C. for audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2011 and 2010, there were no fees billed by Mayer Hoffman McCann P.C. for tax related services.

All Other Fees

During the fiscal year ended December 31, 2011, there were no fees billed by Mayer Hoffman McCann P.C. for other fees. During the fiscal year ended December 31, 2010, there was $3,000 of fees billed by Mayer Hoffman McCann P.C. for work related to the evaluation of a possible interest rate hedge.

Audit Committee Pre-Approval Policy

The services performed by our independent accountants in 2011 were pre-approved by our audit committee. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to our audit committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case by case basis.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001 (incorporated by reference to form 10-KSB, filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB, filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in the Company’s Articles of Incorporation and ByLaws defining the rights of holders of the Company’s common stock.

4.2	Loan and Security Agreement, dated as of June 18, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.3	Term Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.4	Draw Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.5	Master Equipment Lease Agreement, dated June 18, 2010, by and among Global Axcess Corp and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.6	Loan and Security Agreement, dated as of December 29, 2011, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank.*

4.7	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank.*

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc., dated October 5, 2001 (incorporated by reference to Form 10-KSB, filed with the SEC on April 16, 2002).

10.2	Group Contract Amendment entered into between Nationwide Money Services, Inc., Food Lion, LLC, J.H. Harvey Co., LLC and Kash n’ Karry Food Stores, Inc., dated December 20th 2011.*

10.3	ATM Processing Agreement, dated July 12, 2011, by and between U.S. Bank, a national association doing business as Elan Financial Services and Nationwide Money Services, Inc.*

10.4	Cash Provisioning Agreement, dated June 1, 2009, by and between U.S. Bank, a national association doing business as Elan Financial Services, Nationwide Money Services, Inc. and Pendum, LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.5	Office Lease with Surburban Owner LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

Exhibit Number	Exhibit Description

10.6	Director Compensation Arrangements (incorporated by reference to Form 10-Q filed August 7, 2008) (Management compensation plan or arrangement).

10.7	2002 Stock Incentive Plan (incorporated by reference to Form S-8 filed December 10, 2003).

10.8	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.9	2004 Stock Incentive Plan (originally filed on Form S-8 with the SEC on June 25, 2004).

10.10	First Amendment to 2004 Stock Incentive Plan. (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.11	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011) (Management compensation plan or arrangement).

10.12	Amendment One to Employment Agreement, dated October 21, 2010, by and among the Company and George A. McQuain (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010) (Management compensation plan or arrangement).

10.13	Employment Agreement, dated October 21, 2010, by and between the Company and Michael J. Loiacono (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010) (Management compensation plan or arrangement).

10.14	Asset Purchase Agreement by and between the Company and Tejas Video Partners, LTD, dated November 10, 2010 (incorporated by reference to Form 8-K, filed with the SEC on November 12, 2010).

10.15	Asset Purchase Agreement by and between the Company and FMiATM, Inc., dated December 1, 2010 (incorporated by reference to Form 10-K, filed with the SEC on March 30, 2011).

10.16	First Amendment to Loan and Security Agreement, dated as of December 17, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on December 23, 2010).

10.17	2010 Stock Incentive Plan (originally filed as part of the Company’s Schedule 14A Proxy Statement with the SEC on April 16, 2010).

10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Form 8-K, filed with the SEC on April 15, 2011).

10.19	Asset Purchase Agreement by and between the Company and Rocky Mountain ATM, Inc., dated November 16, 2011 (incorporated by reference to Form 8-K, filed with the SEC on November 22, 2011).

21.1	List of Subsidiaries:
Nationwide Money Services, Inc., a Nevada corporation
Nationwide Ntertainment Services, Inc., a Nevada corporation
EFT Integration, Inc., a Florida corporation

23.1	Consent of Kirkland, Russ, Murphy & Tapp, P.A.*

23.2	Consent of Mayer Hoffman McCann P.C.*

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

*Filed herewith.

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as of March 30, 2012 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Lock Ireland
Lock Ireland
Interim Co-Chief Executive Officer, Vice Chairman and Director
(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Christopher L. Doucet
Christopher L. Doucet	Director

/S/ Lock Ireland
Lock Ireland	Interim Chief Executive Officer, Vice Chairman and Director
(interim principal executive officer)

/S/ Robert Landis
Robert Landis	Director

/S/ Joseph Loughry
Joseph Loughry	Chairman and Director

/S/ Eric Weinstein
Eric Weinstein	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001 (incorporated by reference to form 10-KSB, filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB, filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in the Company’s Articles of Incorporation and ByLaws defining the rights of holders of the Company’s common stock.

4.2	Loan and Security Agreement, dated as of June 18, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.3	Term Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.4	Draw Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.5	Master Equipment Lease Agreement, dated June 18, 2010, by and among Global Axcess Corp and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.6	Loan and Security Agreement, dated as of December 29, 2011, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank.*

4.7	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank.*

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc., dated October 5, 2001 (incorporated by reference to Form 10-KSB, filed with the SEC on April 16, 2002).

10.2	Group Contract Amendment entered into between Nationwide Money Services, Inc., Food Lion, LLC, J.H. Harvey Co., LLC and Kash n’ Karry Food Stores, Inc., dated December 20th 2011.*

10.3	ATM Processing Agreement, dated July 12, 2011, by and between U.S. Bank, a national association doing business as Elan Financial Services and Nationwide Money Services, Inc.*

10.4	Cash Provisioning Agreement, dated June 1, 2009, by and between U.S. Bank, a national association doing business as Elan Financial Services, Nationwide Money Services, Inc. and Pendum, LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.5	Office Lease with Surburban Owner LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

Exhibit Number	Exhibit Description
10.6	Director Compensation Arrangements (incorporated by reference to Form 10-Q filed August 7, 2008) (Management compensation plan or arrangement).

10.7	2002 Stock Incentive Plan (incorporated by reference to Form S-8 filed December 10, 2003).

10.8	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.9	2004 Stock Incentive Plan (originally filed on Form S-8 with the SEC on June 25, 2004).

10.10	First Amendment to 2004 Stock Incentive Plan. (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.11	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011) (Management compensation plan or arrangement).

10.12	Amendment One to Employment Agreement, dated October 21, 2010, by and among the Company and George A. McQuain (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010) (Management compensation plan or arrangement).

10.13	Employment Agreement, dated October 21, 2010, by and between the Company and Michael J. Loiacono (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010) (Management compensation plan or arrangement).

10.14	Asset Purchase Agreement by and between the Company and Tejas Video Partners, LTD, dated November 10, 2010 (incorporated by reference to Form 8-K, filed with the SEC on November 12, 2010).

10.15	Asset Purchase Agreement by and between the Company and FMiATM, Inc., dated December 1, 2010 (incorporated by reference to Form 10-K, filed with the SEC on March 30, 2011).

10.16	First Amendment to Loan and Security Agreement, dated as of December 17, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on December 23, 2010).

10.17	2010 Stock Incentive Plan (originally filed as part of the Company’s Schedule 14A Proxy Statement with the SEC on April 16, 2010).

10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Form 8-K, filed with the SEC on April 15, 2011).

10.19	Asset Purchase Agreement by and between the Company and Rocky Mountain ATM, Inc., dated November 16, 2011 (incorporated by reference to Form 8-K, filed with the SEC on November 22, 2011).

21.1	List of Subsidiaries:
Nationwide Money Services, Inc., a Nevada corporation
Nationwide Ntertainment Services, Inc., a Nevada corporation
EFT Integration, Inc., a Florida corporation

23.1	Consent of Kirkland, Russ, Murphy & Tapp, P.A.*

23.2	Consent of Mayer Hoffman McCann P.C.*

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

*Filed herewith.

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Global Axcess Corp & Subsidiaries:

We have audited the accompanying consolidated balance sheets of Global Axcess Corp and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Axcess Corp and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 30, 2012

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Global Axcess Corp & Subsidiaries:

We have audited the accompanying consolidated financial statements of income, stockholders’ equity and comprehensive loss, and cash flows of Global Axcess Corp and Subsidiaries (the Company) for the year ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of operations, stockholders’ equity and comprehensive loss, and cash flows referred to above present fairly, in all material respects, the consolidated results of operations of Global Axcess Corp and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland, Russ, Murphy, & Tapp, P.A.

Clearwater, Florida

March 2, 2010

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$975,363	$1,743,562
Accounts receivable, net of allowance of $26,451 in 2011 and $4,354 in 2010	1,034,938	410,956
Inventory, net of allowance for obsolescence of $182,572 in 2011 and 2010	1,898,732	1,389,606
Deferred tax asset - current	315,960	363,926
Prepaid expenses and other current assets	115,602	139,551
Total current assets	4,340,595	4,047,601

Fixed assets, net	9,241,824	9,581,561

Other assets
Merchant contracts, net	12,435,353	10,879,029
Intangible assets, net	4,459,334	4,219,216
Deferred tax asset - non-current	1,659,251	1,611,285
Other assets	692,027	66,807

Total assets	$32,828,384	$30,405,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,704,245	$4,604,837
Note payable - related party - current portion, net	33,100	29,740
Notes payable - current portion	18,922	21,777
Senior lenders' notes payable - current portion, net	3,715,796	2,426,915
Capital lease obligations - current portion	316,377	455,188
Total current liabilities	9,788,440	7,538,457

Long-term liabilities
Interest rate swap contract	605,479	-
Note payable - related party - long-term portion	11,229	43,694
Notes payable - long-term portion	25,651	51,476
Senior lenders' notes payable - long-term portion	8,633,960	6,622,539
Capital lease obligations - long-term portion	46,979	205,275
Total liabilities	19,111,738	14,461,441

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,174,108 and 22,292,469 shares issued and 22,712,977 and 22,139,444 shares outstanding at December 31, 2011 and December 31, 2010, respectively	22,763	22,188
Additional paid-in capital	23,606,308	23,202,338
Accumulated other comprehensive loss	(605,479)	-
Accumulated deficit	(9,075,687)	(7,198,502)
Treasury stock; 461,131 and 153,025 shares of common stock at cost at December 31, 2011 and December 31, 2010, respectively	(231,259)	(81,966)
Total stockholders' equity	13,716,646	15,944,058
Total liabilities and stockholders' equity	$32,828,384	$30,405,499

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended December 31,
	2011	2010	2009

Revenues	$31,941,134	$22,743,335	$21,494,867

Cost of revenues	19,835,298	13,355,741	11,316,919
Gross profit	12,105,836	9,387,594	10,177,948

Operating expenses
Depreciation expense	2,233,721	1,597,333	1,178,927
Amortization of intangible merchant contracts	1,210,213	854,685	786,173
Impairment of assets and long-lived assets	1,182,694	481,993	-
Selling, general and administrative	7,455,057	6,671,443	5,437,624
Restructuring charges	949,307	-	-
Stock compensation expense	104,161	215,813	120,188
Total operating expenses	13,135,153	9,821,267	7,522,912
Operating income (loss) from operations before items shown below	(1,029,317)	(433,673)	2,655,036

Interest expense, net	(742,407)	(522,083)	(645,758)
Gain on sale of assets	82,685	-	-
Other non-operating expense, net	(112,500)	-	-
Loss on early extinguishment of debt	-	(102,146)	(474,960)
Income (loss) from operations before income tax benefit	(1,801,539)	(1,057,902)	1,534,318
Income tax (expense) benefit	(75,646)	204,334	1,278,888
Net income (loss)	$(1,877,185)	$(853,568)	$2,813,206

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.08)	$(0.04)	$0.13

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.08)	$(0.04)	$0.12

Weighted average common shares outstanding:
Basic	22,543,454	21,980,369	21,654,554
Diluted	22,543,454	21,980,369	22,845,241

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, December 31, 2008	20,973,924	$21,022	$22,613,424	$(9,158,140)	$-		$(11,966)	$13,464,340

Stock compensation expense	-	-	120,188	-	-	-	-	120,188

Stock options issued to consultants in lieu of cash compensation	-	-	23,999	-	-	-	-	23,999

Stock expense relating to early extinguishment of debt	-	-	135,079	-	-	-	-	135,079

Stock warrants excercised	910,000	910	8,190	-	-	-	-	9,100

Net income	-	-	-	2,813,206	-	-	-	2,813,206

Balances, December 31, 2009	21,883,924	$21,932	$22,900,880	$(6,344,934)	$-		$(11,966)	$16,565,912

Stock compensation expense	-	-	215,813	-	-	-	-	215,813

Stock warrants exercised, cashless	128,571	129	39,871	-	-	-	(40,000)	-

Stock options exercised, cashless	60,016	60	29,940	-	-	-	(30,000)	-

Exercise of stock options	66,933	67	15,834	-	-	-	-	15,901

Net loss	-	-	-	(853,568)	-	-	-	(853,568)

Balances, December 31, 2010	22,139,444	$22,188	$23,202,338	$(7,198,502)	$-		$(81,966)	$15,944,058

Stock compensation expense	-	-	104,161	-	-	-	-	104,161

Shares issued in Tejas Acquisition	200,000	200	105,800	-	-	-	-	106,000

Stock options exercised, cashless	233,533	234	149,059	-	-	-	(149,293)	-

Stock options exercised	140,000	141	35,659	-	-	-	-	35,800

Stock options issued to consultants in lieu of cash compensation	-	-	9,291	-	-	-	-	9,291

Other comprehensive loss	-	-	-	-	(605,479)	(605,479)	-	(605,479)

Net loss	-	-	-	(1,877,185)	-	(1,877,185)	-	(1,877,185)
						(2,482,664)

Balances, December 31, 2011	22,712,977	$22,763	$23,606,308	$(9,075,687)	$(605,479)		$(231,259)	$13,716,646

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Income (loss) from operations	$(1,877,185)	$(853,568)	$2,813,206
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Stock based compensation	104,161	215,813	120,188
Stock options issued to consultants in lieu of cash compensation	9,291	-	23,999
Loss on early extinguishment of debt	-	61,508	474,960
Depreciation expense	2,233,721	1,597,333	1,178,927
Amortization of intangible merchant contracts	1,210,213	854,685	786,173
Amortization of capitalized loan fees	88,849	43,930	26,756
Impairment of assets and long-lived assets	1,182,694	481,993	-
Non-cash restructuring charges	175,102	-	-
Allowance for doubtful accounts	(4,087)	9,492	2,883
Allowance for inventory obsolescence	-	88,000	40,539
Non-cash interest income on swap agreement with senior lender	-	-	(7,921)
Accretion of discount on notes payable	-	-	50,066
Gain on sale of assets	(82,685)	-	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Change in automated teller machine vault cash	-	250,000	(250,000)
Change in accounts receivable, net	(619,895)	424,552	490
Change in inventory, net	(622,008)	(1,406,431)	(112,270)
Change in prepaid expenses and other current assets	23,949	(7,451)	26,468
Change in other assets	(47,142)	(36,500)	(21,075)
Change in intangible assets, net	(328,967)	(228,743)	(80,734)
Change in deferred taxes	-	(292,745)	(1,342,666)
Change in accounts payable and accrued liabilities	99,408	1,476,254	464,108
Change in automated teller machine vault cash payable	-	(250,000)	250,000
Net cash provided by operating activities	1,545,419	2,428,122	4,444,097

Cash flows from investing activities:
Cash paid for Tejas acquisition	(1,375,000)	-	-
Cash paid for Kum and Go acquisition	(500,000)	-	-
Cash paid for other acquisitions	(333,000)	-	-
Cash paid for FMiATM acquisition	-	(914,571)	-
Proceeds from sale of fixed assets	150,330	24,550	-
Costs of acquiring merchant contracts	(135,346)	(379,916)	(120,660)
Deposits on fixed assets	(578,078)	-	-
Purchase of fixed assets	(2,366,347)	(5,342,743)	(1,051,494)
Net cash used in investing activities	(5,137,441)	(6,612,680)	(1,172,154)

Cash flows from financing activities:
Proceeds from issuance of common stock	35,800	15,901	9,100
Proceeds from senior lenders' notes payable	6,497,038	10,039,655	6,200,000
Proceeds from notes payable	-	710,532	69,905
Change in restricted cash	-	800,000	(800,000)
Principal payments on senior lenders' notes payable	(3,196,736)	(6,118,773)	(6,171,429)
Principal payments on notes payable	(28,680)	(730,201)	(11,833)
Principal payments on note payable - related party	(29,105)	(25,978)	(1,248,186)
Principal payments on capital lease obligations	(454,494)	(770,876)	(872,550)
Net cash provided by (used in) financing activities	2,823,823	3,920,260	(2,824,993)
Increase (decrease) in cash and cash equivalents	(768,199)	(264,298)	446,950
Cash and cash equivalents, beginning of period	1,743,562	2,007,860	1,560,910
Cash and cash equivalents, end of the period	$975,363	$1,743,562	$2,007,860

Cash paid for interest	$674,994	$486,889	$555,969
Cash paid for income taxes	$86,298	$134,913	$17,257

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2011	2010	2009

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Accretion of asset retirement obligation	$-	$25,000	$-
Net transfer of de-installed net fixed assets to (from) inventory	980,896	(236,856)	(40,431)
Fair value adjustment on swap agreement with senior lender	(605,479)	-	-
Total non-cash operating activities	$375,417	$(211,856)	$(40,431)

Investing activities:
Purchase of assets under capital lease obligations	$157,387	$434,792	$663,525
Net transfer of de-installed net fixed assets (to) from inventory	(980,896)	236,856	40,431
Total non-cash investing activities	$(823,509)	$671,648	$703,956

Acquisition of assets of Tejas:
Computer equipment	$25,400	$-	$-
DVD inventory	88,916	-	-
Merchant contracts	1,366,684	-	-
Assets acquired	1,481,000	-	-
Common stock issued, subject to restrictions	(106,000)	-	-
Cash paid for Tejas acquisition	$1,375,000	$-	$-

Acquisition of assets of Kum and Go:
ATMs	$250,000	$-	$-
Merchant contracts	1,250,000	-	-
Assets acquired	1,500,000	-	-
Accounts payable	(1,000,000)	-	-
Cash paid for Kum and Go acquisition	$500,000	$-	$-

Acquisition of other assets:
ATMs	$143,391	$-	$-
Merchant contracts	189,609	-	-
Cash paid for other acquisitions	$333,000	$-	$-

Acquisition of assets of FMiATM:
Automated teller machines	$-	$346,386	$-
Merchant contracts	-	688,185	-
Assets acquired	-	1,034,571	-
Accounts payable and accrued liabilities	-	(120,000)	-
	$-	$914,571	$-

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 308,106 and 105,163 shares of common stock at cost for the years ended December 31, 2011 and 2010, respectively	$(149,293)	$(70,000)	$-
Total non-cash financing activities	$(149,293)	$(70,000)	$-

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

1.	Description of THE COMPANY’S businesS and BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services. Nationwide Ntertainment Services, Inc. was formed during fiscal 2009. These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services. The Company’s fiscal year ended December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

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

Merchant Contract Concentration

The Company contracts the locations for its ATMs with various merchants. As of December 31, 2011, the Company has approximately 5,100 active ATMs, of which over 800 machines are contracted through a single merchant. Revenues from this merchant were approximately 17.2%, 22.9% and 22.8% of total revenues for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received. During the fiscal year ended December 31, 2011, the Company did not record any revenue on breached contracts.

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

Through our wholly-owned subsidiary, Nationwide Ntertainment Services, Inc., we are also engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at Army and Air Force bases within the United States. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

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

During the fiscal year ended December 31, 2011, revenues generated from our DVD rental kiosks were $6,886,872.

Total Revenues and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as single line items in the consolidated statements of income. The following tables set forth the revenues and cost of revenues sources included in the single line items presented for the fiscal years ended December 31, 2011, 2010 and 2009:

Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009

ATM Surcharge / Convenience Fee revenue	$16,207,669	$12,617,673	$11,975,275
ATM Interchange revenue	6,898,100	6,933,821	7,252,177
ATM Processing revenue	181,747	175,044	210,329
ATM Sales revenue	412,795	362,563	458,759
Other ATM revenue	1,353,951	1,402,005	1,560,258
DVD Rental revenue	6,886,872	1,252,229	38,069
Total revenues	$31,941,134	$22,743,335	$21,494,867

	For the year ended	For the year ended	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009

ATM Operating revenue	$24,641,467	$21,128,543	$20,998,039
ATM Sales revenue	412,795	362,563	458,759
DVD Operating revenue	6,886,872	1,252,229	38,069
Total revenues	$31,941,134	$22,743,335	$21,494,867

Cost of Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009

ATM Merchant residual / commission costs	$8,052,729	$6,392,182	$6,480,422
ATM Cost of cash	2,720,088	2,201,353	1,738,813
ATM Processing costs	1,128,738	1,056,710	860,910
ATM Communication costs	428,665	557,940	593,642
ATM Sales costs	358,035	360,844	434,693
Other ATM cost of revenues	1,735,601	1,212,998	1,157,529
DVD operating costs	5,411,442	1,573,714	50,910
Total cost of revenues	$19,835,298	$13,355,741	$11,316,919

	For the year ended	For the year ended	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009

Cost of ATM Operating revenue	$14,065,821	$11,421,183	$10,831,316
ATM Sales costs	358,035	360,844	434,693
Cost of DVD Operating revenue	5,411,442	1,573,714	50,910
Total cost of revenues	$19,835,298	$13,355,741	$11,316,919

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for a percentage of any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of December 31, 2011 and 2010, the Company reserved $26,451 and $4,354 as an allowance for doubtful accounts against the accounts receivable of $1,061,389 and $415,310, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs, DVD rental kiosks and related parts and equipment. Parts relating to upgrading ATMs to become Triple DES compliant were recorded to fixed assets when the part was placed into service, if the ATM is company-owned. Parts relating to upgrading ATMs to become Triple DES compliant were recorded to Merchant Contracts when the part was placed into service, if the ATM is merchant-owned and the merchant signed a term extension to an existing contract. The cost of the part was subsequently amortized over the life of the contract extension. Parts relating to upgrading ATMs to become Triple DES compliant were expensed when the part was placed into service, if the Company upgraded the merchant-owned ATMs at no charge to the merchant with no contract extension. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and placed into service. Once the ATM or part is sold, it is relieved to cost of revenues.

Also included in inventory is the library of DVDs in the Company’s DVD rental kiosks. DVDs are initially recorded at cost and are amortized into cost of sales over an assumed useful life to their estimated salvage value and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs.

The Company reserves for inventory obsolescence based upon physical inventory count and evaluations of how long items remain in inventory combined with historical usage of respective items. At December 31, 2011 and 2010, the Company's inventory, net of an allowance for obsolescence of $182,572, totaled $1,898,732 and $1,389,606, respectively.

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

Lease Committments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $229,360, $229,818 and $206,068 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company is also party to various capital leases for ATMs and related components. The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly. The capital lease obligation is recorded and amortized over the life of the lease.

Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and DVD rental kiosks and recognizes this amount as a liability in the period in which it is incurred, on a pooled basis based on estimated deinstallation dates, and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation expense line in the accompanying consolidated statements of income. As the liability is not revalued on a recurring basis, it is annually reevaluated based on current information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2011 and 2010, the Company had accrued $99,430 and $88,074, respectively for asset retirement obligations included in accounts payable and accrued liabilities on the consolidated balance sheets.

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

The Company’s merchant contracts are made up of contracts with automatic renewable lives. The Company has determined after review of its contracts that the economic life of the contracts is extended and estimated primarily over a period of up to three times renewals based on historical and expected useful lives of similar assets. The Company amortizes the merchant contracts over their estimated useful lives. The Company uses a two step valuation process to determine if there has been any impairment on the value of the merchant contract assets. Additionally, when the Company gives away an ATM part to induce a contract extension from the merchant, the Company records the value of the ATM part to Merchant Contracts and amortizes the value of the part over the life of the contract extension.

The first step in impairment testing is to periodically assess the remaining contract lives, including expected renewals. If the periodic assessment results in a determination that the economic lives of the merchant contracts are less than expected useful lives, the Company adjusts the remaining amortization lives of the merchant contracts. The Company’s merchant contracts have an average initial term of approximately eleven years. While the Company has historically experienced a higher turnover rate among its merchant-owned clients than with its company-owned portfolio, the Company is currently experiencing an average of 2.2 renewals on its current merchant-owned contracts acquired. In accordance with GAAP, an entity shall consider its own historical experience about renewal or extension used to determine the useful life of a recognized intangible asset. Until such time when the Company’s historical experience does not support the useful and economic life of the merchant contracts, the Company concludes that the current economic lives are appropriate.

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

Impairment of Assets

During the fiscal year 2011, the company removed all of its DVD kiosks from store locations owned by its major DVD customer. This was done to remove unprofitable DVD kiosks from site locations. The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks removed from store locations and placed into the Company’s warehouse to prepare for redeployment to other locations. Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

Also in the third quarter of 2011, the Company received notice from the same customer that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer. This cancellation was a result of the customer’s bankruptcy proceedings.

As such, during the third quarter of 2011, the Company wrote down $1,085,194 of impaired DVD inventory. This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a reduction in value of the DVDs located in the kiosks that were removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract.

Impairment of Long-Lived Assets

In accordance with GAAP, the Company reviews its long-lived assets, including property and equipment and capitalized software development, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value. During the fiscal year ended December 31, 2011, the Company recorded $97,500 for impairment charges of long-lived assets. During the fiscal year ended December 31 2010, the Company recorded $481,993 for impairment charges of long-lived assets. During the fiscal year ended December 31, 2009, the Company did not record impairment charges of long-lived assets

Fair Value of Financial Instruments

The carrying amounts of the Company’s long-term liabilities approximate the estimated fair values at December 31, 2011 and 2010, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

Earnings per Share

In calculating basic income (loss) per common share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants. No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is more than the market value of the Company’s stock.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to GAAP. GAAP requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to GAAP for a tax position taken or expected to be taken on the tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Regarding interest and penalties associated with uncertain tax positions, the Company’s policy is to recognize such amounts under this standard as a component of tax expense.

Repairs and Maintenance Costs

Repairs and maintenance costs are expensed as incurred. Repairs and maintenance pertaining to the Company’s ATMs and DVD kiosks are recorded in cost of revenues. The Company records repairs and maintenance costs relating to general office and backend related equipment to general and administrative costs.

401k Contribution Plan

Effective fiscal years 2007 through 2009, the Company implemented a performance based incentive program matching 401k contributions. During fiscal years 2007 through 2009, the Company matched up to 50% of the employee’s first 6% of their 401k contributions during that respective quarter upon the Company achieving its net income budget. For fiscal years 2010 and 2011, the 401k contribution plan was not a performance based incentive program and was not tied to the Company achieving any financial goals or metrics therefore the Company matched up to 50% of the employee’s first 6% 401k contribution. The Company recorded $41,565, $47,858 and $21,050 of expenses relating to this plan during the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the fiscal years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $19,589 and $214,083, respectively, of expenses relating to this plan.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance amending certain fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect material financial statement implications relating to the adoption of this guidance.

In June 2011, the FASB issued guidance amending the presentation of comprehensive income. This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other material impact on our consolidated financial statements. In December 2011, the FASB issued another amendment to defer certain requirements from the June 2011 guidance that relate to the presentation of reclassification adjustments. The amendments will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. We are in the process of evaluating the disclosure impact of this guidance.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

3.	ACQUISITIONS OF ASSETS

Tejas

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

Rocky Mountain

On November 21, 2011, the Company acquired certain assets of Rocky Mountain ATM, Inc. (“Rocky Mountain”), an owner and operator of unattended ATMs. Under the terms of the agreement, the Company acquired 238 ATMs and certain contractual rights with customers of Rocky Mountain, for a total purchase price of approximately $1,500,000. The purchase price consists of $500,000 in cash at the closing of the transaction and $1,000,000 in cash to be paid on or after January 1, 2012 and on or before January 15, 2012. To the extent that a certain assigned contract (the “Specified Contract”) is adjusted or cancelled by the customer, Rocky Mountain will pay to the Company, as a refund of a portion of the Purchase Price, an amount equal to $6,300 times the difference between 238 and the actual number of active ATM sites with such customer, with such adjustment to be calculated as of December 31, 2012. As of December 31, 2011, the Company does not anticipate any adjustments to the purchase price.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance. The acquisition of Rocky Mountain is based on management’s consideration of past and expected future performance. The allocation of the aggregate purchase price of this acquisition is as follows:

ATM equipment	$250,000
Merchant contract	1,250,000
Assets acquired	$1,500,000

The assets acquired in the Rocky Mountain acquisition serve as collateral for borrowings as discussed in Financial Footnote # 12 “Senior Lenders’ Notes Payable.”

Other

During 2011, the Company acquired additional certain assets of FMiATM, Inc. (“FMi”) and Rocky Mountain. Under the terms of the agreements, the Company acquired approximately 74 ATMs and certain contractual rights with customers of FMi and Rocky Mountain, for a total combined purchase price of $333,000.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance. The acquisition of FMi and Rocky Mountain assets is based on management’s consideration of past and expected future performance. The allocation of the aggregate purchase price of this acquisition is as follows:

ATM equipment	$143,391
Merchant contract	189,609
Assets acquired	$333,000

The assets acquired in these acquisitions serve as collateral for borrowings as discussed in Financial Footnote # 12 “Senior Lenders’ Notes Payable.”

FMi

Effective December 1, 2010, the Company acquired certain assets of FMi, an owner and operator of unattended ATMs. Under the terms of the agreement, the Company acquired 140 ATMs and certain contractual rights with customers of FMi, for a total purchase price of approximately $1,034,571. The purchase price consists of $914,571 in cash within five days of December 17, 2010, $60,000 in cash to be paid on or before January 17, 2011 and $60,000 in cash to be paid on or before February 17, 2011. To the extent that a certain assigned contract is cancelled by the customer, up to approximately $182,000 of the purchase price is subject to clawback by the Company after closing. In the event the customer cancels the contract before the end of the current contract, which expires in February 2013, FMi will refund the Company the sum of $7,000 for every month (or partial thereof) the contract is not held to its full term.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance. The acquisition of FMi is based on management’s consideration of past and expected future performance. The allocation of the aggregate purchase price of this acquisition is as follows:

Automated teller machines	$346,386
Merchant contracts	688,185
Assets acquired	$1,034,571

The assets acquired in the FMi acquisition serve as collateral for borrowings as discussed in Financial Footnote # 12 “Senior Lenders’ Notes Payable.”

4.   Quarterly Information (in thousands except per share data):

Fiscal 2011 (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$7,950	$8,294	$8,056	$7,641
Gross profit	3,074	3,062	3,104	2,867
Operating income from operations	(260)	298	(1,201)	134
Net income (loss)	$(544)	$183	$(1,391)	$(126)

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.02)	$0.01	$(0.06)	$(0.01)

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.02)	$0.01	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	22,287,759	22,556,526	22,620,543	22,699,031
Diluted	22,287,759	23,180,752	22,620,543	22,699,031

Fiscal 2010 (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$5,380	$5,507	$5,779	$6,077
Gross profit	2,522	2,511	2,305	2,049
Operating income from operations	440	332	42	(1,248)
Net income	$319	$121	$(96)	$(1,197)

Income per common share - basic:
Net income (loss) per common share	$0.02	$0.01	$(0.00)	$(0.05)

Income per common share - diluted:
Net income (loss) per common share	$0.01	$0.01	$(0.00)	$(0.05)

Weighted average common shares outstanding:
Basic	21,892,152	21,943,940	21,954,030	22,129,040
Diluted	23,758,755	23,751,471	21,954,030	22,129,040

5.   ACCOUNTS RECEIVABLE

The components of accounts receivable for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Trade accounts receivable, billed	$155,224	$104,111
Trade accounts receivable, unbilled	906,165	311,199
	1,061,389	415,310
Less: allowance for doubtful accounts	26,451	4,354
Accounts receivable, net	$1,034,938	$410,956

6.   INVENTORY

The components of inventory for the periods presented are as follows:

	December 31, 2011	December 31, 2010

ATM parts and supplies	$150,585	$127,495
Automated teller machines	197,971	202,482
DVD rental kiosks	1,106,338	222,942
DVD library	626,410	1,019,259
	2,081,304	1,572,178
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,898,732	$1,389,606

7.   Fixed assets

The components of fixed assets for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Automated teller machines (A)	$12,839,512	$11,142,698
DVD rental kiosks	3,446,242	4,196,905
Furniture and fixtures	455,787	450,820
Computers, equipment and software (A)	3,450,568	3,174,977
Automobiles	473,641	456,622
Leasehold equipment	72,533	72,533
	20,738,283	19,494,555
Less: accumulated depreciation and amortization (B)	11,496,459	9,912,994
Fixed assets, net	$9,241,824	$9,581,561

(A)	See Financial Footnote #13 “Capital Lease Obligations” for ATMs and computers held under capital leases.

(B)	Depreciation expense from operations for the years ended December 31, 2011, 2010 and 2009 was $2,233,721, $1,597,333 and $1,178,927, respectively.

8.   INTANGIBLE assets AND MERCHANT CONTRACTS

The following table summarizes intangible assets and merchant contracts at December 31, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	551,528	113,553	437,975
Merchant contracts, net	18,528,032	6,092,679	12,435,353
Total intangible assets, net and merchant contracts, net	$23,269,205	$6,374,518	$16,894,687

The following table summarizes intangible assets and merchant contracts at December 31, 2010:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	222,561	24,704	197,857
Merchant contracts, net	15,853,061	4,974,032	10,879,029
Total intangible assets, net and merchant contracts, net	$20,265,267	$5,167,022	$15,098,245

The Company recorded amortization expense related to merchant contracts of $1,210,213, $854,685 and $786,173, for the years ended December 31, 2011, 2010 and 2009, respectively. The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years for merchant contracts, net is expected to be as follows:

2012	$1,284,961
2013	$1,244,389
2014	$1,169,115
2015	$1,150,416
2016	$1,144,052

Aggregate amortization over the next five years for other intangible assets is expected to be as follows:

2012	$190,457
2013	$146,788
2014	$72,088
2015	$28,642
2016	$-

The Company has no intangible assets, other than goodwill, that are not subject to amortization.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Accounts payable	$2,457,270	$1,688,818
Accrued commissions/residual payments	1,404,360	1,216,266
Accrued cost of cash and cash replenishment expenses	415,330	303,027
Accrued payroll	333,669	204,086
Accrued severance	237,391	-
Accrued audit fees	88,700	84,500
Accrued interest	1,573	22,995
Accrued legal fees	59,858	54,056
Asset retirement obligation	99,430	88,074
Accrued taxes	249,164	226,336
Other	357,500	716,679
Accounts payable and accrued liabilities	$5,704,245	$4,604,837

10.  NOTE PAYABLE – RELATED PARTY

The components of note payable – related party for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Promissory note in the original amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$44,329	$73,434

	44,329	73,434
Less: current portion	33,100	29,740
Long-term portion, net of note payable – related party	$11,229	$43,694

As of December 31, 2011, principal payments due on the note payable – related party are as follows:

2012	$33,100
2013	11,229
$44,329

11.  NOTES PAYABLE

The components of notes payable for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Various auto loans	$44,573	$73,253

	44,573	73,253
Less: current portion	18,922	21,777
Long-term portion, net of notes payable	$25,651	$51,476

As of December 31, 2011, principal payments due on the notes payable are as follows:

2012	$18,922
2013	16,644
2014	9,007
Total	$44,573

12.  SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	December 31, 2011	December 31, 2010

Fifth Third Bank, term loan (1)	$2,500,000	$4,166,668
Fifth Third Bank, equipment lease line (2)	6,538,897	3,725,158
Fifth Third Bank, draw loan (3)	743,150	824,567
Fifth Third Bank, draw loan #2 (4)	827,782	-
Fifth Third Bank, $1.65 million draw loan (5)	1,211,416	333,061
Fifth Third Bank, $3.0 million contract facility (6)	92,400	-
Fifth Third Bank, $1.0 million contract facility (7)	200,000	-
Fifth Third Bank, $250 thousand contract facility (8)	236,111	-
	12,349,756	9,049,454
Less: current portion	3,715,796	2,426,915
Long-term portion, net of senior lenders' notes payable	$8,633,960	$6,622,539

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

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of December 31, 2011, Term Promissory Note had an outstanding principal balance of $2,500,000 and an interest rate of 5.5%.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third, and is used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. Currently, the interest rate on this line is calculated on the same formula as that in the Term Promissory Note and the Draw Promissory Note. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012. The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule. As of December 31, 2011, the Company had drawn down a total of $6,538,897 against the Lease Agreement. $2,562,366 of the total draw down will be on an interim interest-only schedule. The interest rate on the balances under the Lease Agreement at December 31, 2011 was 5.5%.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of December 31, 2011, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $743,150 and an interest rate of 5.5%.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of December 31, 2011, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $827,782 and an interest rate of 9.2%.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of December 31, 2011, the Company had drawn down $1,500,718 against the Amendment and had an outstanding principal balance of $1,211,416. The interest rate on the balances under the Amendment at December 31, 2011 was 5.5%.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million.

On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of December 31, 2011, the Company had an outstanding principal balance of $92,400 against the $3.0m credit facility. The interest rate on the balances under the $3.0m credit facility at December 31, 2011 was 6.3%.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million.

On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 38 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of December 31, 2011, the Company had an outstanding principal balance of $200,000 against the $1.0m credit facility. The interest rate on the balances under the $1.0m credit facility at December 31, 2011 was 6.3%.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000.

On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of December 31, 2011, the Company had an outstanding principal balance of $236,111 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at December 31, 2011 was 6.3%.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which will swap the interest rate on the Company’s vault cash. The effective date of the rate swap is June 1, 2012 and until then, the Company will continue to pay its variable interest rate on the $20 million of vault cash.

As of December 31, 2011, the Company was in compliance with all applicable covenants and ratios under the Loan Agreement with Fifth Third.

As of December 31, 2011, principal payments due on the senior lenders’ notes payable are as follows:

2012	$3,715,796
2013	4,318,886
2014	3,695,695
2015	609,526
2016	9,853
$12,349,756

13.  CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $363,356 require minimum monthly lease payments ranging from approximately $845 to $28,650 with interest rates ranging between 0% and 19.53%. The existing capital lease agreements as of December 31, 2011 are at an average interest rate of 9.56%. The future minimum lease payments required under capital lease obligations as of December 31, 2011 are as follows:

2012	$330,651
2013	47,268
377,919
Less: amount representing interest	14,563
Present value of minimum lease payments	363,356
Less: current portion of capital lease obligations	316,377
$46,979

Equipment leased under capital leases as of December 31, 2011 and 2010, totaled $828,623 and $5,412,779, which is net of accumulated depreciation of $255,519 and $2,960,245, respectively.

14.  Commitments and contingencies

Leased facilities

Commencing in May 2007, the Company entered into a lease for their Jacksonville, Florida office. The term of the lease is for a period of 62 months and the rent expense on a monthly basis for the first year is $7,545, for the second year is $7,773, for the third year is $8,007, for the fourth year is $8,246 and for the final period through the end of the term is $8,494. The Company entered into a new office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease. Also, when the company acquired Tejas, it assumed an office lease for a period of 18 months, through August 2012. The rent expense on a monthly basis is $900. The Company also has various operating leases for computers and equipment. Rental expense under operating leases aggregated $229,360, $229,818 and $206,068 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of December 31, 2011:

2012	$92,505
2013	17,743
2014	6,132
Total	$116,380

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

16.  EMPLOYMENT AGREEMENTS

George A. McQuain

During the fiscal year ended December 31, 2008, the Company entered into an employment agreement with Mr. George A. McQuain. The contract was for a one year term beginning April 1, 2008. The contract provided that if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year at the end of each calendar year and, as such, was extended on April 1, 2010.

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

The Amendment altered Mr. McQuain’s Employment Agreement in several aspects. First, it lengthened the period for which Mr. McQuain is entitled to severance pay should his employment be terminated without cause from one year to eighteen months. Second, the Amendment provides that Mr. McQuain must execute a “Release Agreement” in a form acceptable to the Company within 60 days of any such termination, in order to be entitled to such severance. Third, the Amendment modifies the non-compete provisions of the McQuain Employment Agreement by clarifying that the “Restricted Business” is any business that the Company is engaged in after the date of expiration or termination of the agreement. Fourth, the Amendment modifies the change of control provisions of Mr. McQuain’s Employment Agreement by limiting Mr. McQuain’s diminution of duties termination right to six months, changing the severance period for termination following a change of control from one year to two years, and requiring the execution of a Release Agreement in the same time period as a termination without cause. Finally, the Amendment contains clarifying provisions related to change of control and termination of service for compliance purposes with Internal Revenue Code Section 409A.

On February 28, 2011, the Company and Mr. McQuain, then the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company is paying Mr. McQuain the severance payments detailed in his Employment Agreement.

Michael J. Loiacono

Our board of directors approved an employment agreement with Michael J. Loiacono. The employment agreement is effective as of October 1, 2010, provides for a one-year term, and provides that, if the employment agreement is not otherwise terminated, it will be automatically extended for successive periods of one year. Mr. Loiacono’s employment agreement was extended on October 1, 2011.

The employment agreement further provides that, during the term of the agreement and for a period of one year and six months after the termination of the agreement for any reason, Mr. Loiacono will not directly or indirectly employ or solicit our employees, compete with us for our customers in any state where we do business, interfere with our relationships, or provide information about us to our competitors.

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

	2011	2010	2009
Current:
Federal	$-	$-	$-
State	75,646	88,411	63,778
Federal and state deferred tax assets	(1,060,982)	(292,745)	(253,516)
Valuation allowance	1,060,982	-	(1,089,150)
Provision for income taxes	$75,646	$(204,334)	$(1,278,888)

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate	-34.00%	-34.00%	-34.00%
State Income Tax Rate, net of federal tax effect	-0.07%	4.67%	3.47%
DTL/DTA True-up	-5.92%	10.72%
Permanent items	1.07%	0.51%	0.24%
Change in valuation allowance	56.52%	0.00%	-26.95%
Other, net	-13.58%	-1.22%	-25.76%

Effective tax rate	4.03%	-19.32%	-83.00%

The components of the net deferred tax assets and the deferred tax liabilities are shown below.

	2011	2010	2009
Deferred tax assets (liabilities)
Current portion
Arising from accrued expenses, operating loss and credit carryforwards	$315,960	$363,926	$868,848
Total	$315,960	$363,926	$868,848

Long term portion
Arising from operating loss and credit carryforwards	8,514,784	7,464,411	6,591,736
Arising from temporary differences in interest rate swap liabilities	229,840	-	-
Arising from temporary differences in fixed and intangible assets	(3,314,711)	(3,143,446)	(3,068,438)
Total	5,429,913	4,320,965	3,523,298
Valuation allowance	(3,770,662)	(2,709,680)	(2,709,680)
Total	$1,659,251	$1,611,285	$813,618

As of December 31, 2011, 2010 and 2009, the Company’s gross deferred tax assets are reduced by a valuation allowance of $3,770,662, $2,709,680 and $2,709,680, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2011 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire. During 2009, the Company reduced the valuation allowance related to the remaining deferred tax assets by approximately $1,100,000. This reduction reflected the Company’s expectation that it was more than likely than not that it would generate future taxable income to utilize this amount of net deferred tax assets. While management’s projection of future taxable income for the foreseeable future did not provide sufficient positive evidence that the entire balance of valuation allowance should be eliminated (as previously mentioned), management did believe it is more likely than not this $1,100,000 reduction in valuation allowance was substantiated by its projection of future taxable income. The benefit from this reduction was recorded as income tax benefit in the accompanying statement of income.

During 2011, the Company increased the valuation allowance related to the current year deferred tax assets arising from net operating loss carryforwards generated in the current year by approximately $1,100,000. The valuation allowance at December 31, 2011 is related to deferred tax assets arising from net operating carry forwards. Due to cumulative taxable losses in recent years coupled with revised projections of its future taxable income, it is more likely than not that the Company will not be able to realize the full benefit of the loss carryfowards before they are due to expire.

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

At December 31, 2011, the Company has net operating loss carryforwards remaining of approximately $25.5 million that may be offset against future taxable income through 2031.

There were no income tax audits during the year ended December 31, 2011. With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2007, and all subsequent years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2009, 2010 and 2011 is as follows:

Balance at January 1, 2009	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2009	$1,147,200

Balance at January 1, 2010	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2010	$1,147,200

Balance at January 1, 2011	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2011	$1,147,200

A reconciliation of the beginning and ending amount of valuation allowance against the Company's gross deferred assets is as follows:

Balance at January 1, 2009	$3,798,830
Additions	-
Reductions	(1,089,150)
Balance at December 31, 2009	$2,709,680

Balance at January 1, 2010	$2,709,680
Additions	-
Reductions	-
Balance at December 31, 2010	$2,709,680

Balance at January 1, 2011	$2,709,680
Additions	1,060,982
Reductions	-
Balance at December 31, 2011	$3,770,662

18.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. No such conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is more than the market value of the Company’s stock. The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Numerator
Income (loss) from operations	$(1,877,185)	$(853,568)	$2,813,206

Numerator for diluted income (loss) per share
available to common stockholders	$(1,877,185)	$(853,568)	$2,813,206

Denominator
Weighted average shares	22,543,454	21,980,369	21,654,554
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	1,190,687

Denominator for diluted income (loss) per share adjusted weighted shares after assumed exercises	22,543,454	21,980,369	22,845,241

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.08)	$(0.04)	$0.13

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.08)	$(0.04)	$0.12

For the years ended December 31, 2011, 2010 and 2009, there were stock options and warrants outstanding to acquire 516,266, 1,459,716 and 671,200 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

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

The following table summarizes our revenues, gross profit, SG&A, stock compensation expenses, depreciation and amortization, impairment of assets and long-lived assets, restructuring charges, operating income (loss), net income (loss) and Adjusted EBITDA by segment for the periods indicated below.

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA from operations before impairment of assets and long-lived assets, restructuring charges, stock compensation expense, other non-operating expense, gain on sale of assets, and loss on early extinguishment of debt.

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Revenues:
ATM Services	$25,054,262	$21,491,106	$21,456,798
DVD Services - The Exchange	4,088,792	-	-
DVD Services - Other	2,798,080	1,252,229	38,069
Corporate Support	-	-	-
Consolidated revenues	$31,941,134	$22,743,335	$21,494,867

Gross profit:
ATM Services	$10,630,406	$9,709,079	$10,190,789
DVD Services - The Exchange	1,417,493	-	-
DVD Services - Other	57,937	(321,485)	(12,841)
Corporate Support	-	-	-
Consolidated gross profit	$12,105,836	$9,387,594	$10,177,948

SG&A:
ATM Services	$4,123,430	$4,347,379	$3,718,946
DVD Services - The Exchange	731,701	-	-
DVD Services - Other	801,855	917,260	133,008
Corporate Support	1,798,071	1,406,804	1,585,670
Consolidated SG&A	$7,455,057	$6,671,443	$5,437,624

Stock compensation expense:
ATM Services	$-	$-	$-
DVD Services - The Exchange	-	-	-
DVD Services - Other	-	-	-
Corporate Support	104,161	215,813	120,188
Consolidated stock compensation expense	$104,161	$215,813	$120,188

Depreciation & Amortization:
ATM Services	$2,001,349	$1,721,261	$1,620,896
DVD Services - The Exchange	359,312	-	-
DVD Services - Other	778,349	418,029	20,454
Corporate Support	304,924	312,728	323,750
Consolidated depreciation & amortization	$3,443,934	$2,452,018	$1,965,100

Impairment of assets and long-lived assets:
ATM Services	$-	$-	$-
DVD Services - The Exchange	-	-	-
DVD Services - Other	1,182,694	481,993	-
Corporate Support	-	-	-
Consolidated impairment of assets and long-lived assets	$1,182,694	$481,993	$-

Restructuring charges:
ATM Services	$64,601	$-	$-
DVD Services - The Exchange	-	-	-
DVD Services - Other	419,183	-	-
Corporate Support	465,523	-	-
Consolidated restructuring charges	$949,307	$-	$-

Operating income (loss):
ATM Services	$4,441,026	$3,640,439	$4,850,947
DVD Services - The Exchange	326,480	-	-
DVD Services - Other	(3,124,144)	(2,138,767)	(166,303)
Corporate Support	(2,672,679)	(1,935,345)	(2,029,608)
Consolidated operating income (loss)	$(1,029,317)	$(433,673)	$2,655,036

Net income (loss):
ATM Services	$4,338,073	$3,742,826	$4,722,776
DVD Services - The Exchange	326,480	-	-
DVD Services - Other	(3,023,103)	(2,138,767)	(166,303)
Corporate Support	(3,518,635)	(2,457,627)	(1,743,267)
Consolidated net income (loss)	$(1,877,185)	$(853,568)	$2,813,206

Adjusted EBITDA:
ATM Services	$6,506,976	$5,361,700	$6,471,843
DVD Services - The Exchange	685,792	-	-
DVD Services - Other	(743,918)	(1,238,745)	(145,849)
Corporate Support	(1,798,071)	(1,406,804)	(1,585,670)
Consolidated Adjusted EBITDA	$4,650,779	$2,716,151	$4,740,324

The following table summarizes total assets by segment for the periods indicated:

	December 31, 2011	December 31, 2010
Assets:
ATM Services	$28,062,465	$24,944,071
DVD Services	4,765,919	5,461,428
Consolidated assets	$32,828,384	$30,405,499

20.	STOCK-BASED COMPENSATION

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

Stock options

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”), a 2004 Stock Incentive Plan (the “2004 Plan”) and a 2010 Stock Incentive Plan (the “2010 Plan”), which provide for the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2011, options to purchase 25,956 shares of common stock were available for future grants under the 2002 Plan, 657,042 shares of common stock were available for future grants under the 2004 Plan, and 915,000 shares of common stock were available for future grants under the 2010 Plan. As of December 31, 2011, 1,597,998 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

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

During the years ended December 31, 2011 and 2010, the Company granted stock options totaling 445,000 and 422,855 shares of its common stock, with a weighted average strike price of $0.47 and $0.79 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from four months to five years. As of December 31, 2011, total unrecognized compensation cost related to non-vested stock-based compensation plans was approximately $204,000. This unrecognized compensation is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the Company’s stock options activity under compensation plans:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Balance, December 31, 2009	2,889,700	$0.40
Options granted	422,855	0.79
Options cancelled	-	-
Options expired	(258,359)	1.12
Options exercised*	(160,683)	0.29
Balance, December 31, 2010	2,893,513	$0.40
Options granted	445,000	0.47
Options cancelled	(212,500)	0.43
Options expired	(830,959)	0.45
Options exercised	(671,639)	0.27
Balance, December 31, 2011	1,623,415	$0.44	2.27	$100,763

Options vested and exercisable as of December 31, 2011	917,621	$0.38	1.76	$40,067

*Includes 71,429 of stock options exercised pursuant to the cashless exercise provision that were included in treasury stock.

For the years ended December 31, 2011, 2010 and 2009, the total fair value of stock options vested was $234,795, $229,042 and $247,060, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2011:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Options Outstanding	Contractual Life Years	Exercise Price	Options Excercisible	Exercise Price

<$0.60	1,179,000	1.94	$0.44	746,296	$0.28
$0.60	20,000	3.96	$0.60	5,000	$0.60
.>$0.60-$0.92	424,415	3.09	$0.84	166,325	$0.84

Totals	1,623,415		$0.44	917,621	$0.37

	Exercise Price Equals,
Number of Remaining	Exceeds or is Less than	Weighted Average	Range of	Weighted Average
Options Granted	Market Value as of 12/31/10	Exercise Price	Exercise Price	Fair Value

1,179,000	Less than	$0.44	<$0.60	$0.26
20,000	Equals	$0.60	$0.60	$0.50
424,415	Exceeds	$0.84	.>$0.60-$0.92	$0.71

1,623,415

For the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $0, $7,500 and $0, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2011 and changes during the year then ended is presented below:

		Weighted Average
	Options	Grant-Date
	Outstanding	Fair Value

Nonvested options outstanding as of December 31, 2010	1,463,797	$0.42
Granted	445,000	$0.39
Vested	(537,892)	$0.36
Forfeited	(665,111)	$0.39
Nonvested options outstanding as of December 31, 2011	705,794	$0.47

Stock warrants

The following table summarizes the Company’s stock warrant activity:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, December 31, 2009	365,000	$0.59
Warrants granted	-	-
Warrants cancelled	-	-
Warrants expired	(135,000)	1.25
Warrants exercised*	(200,000)	0.20
Balance, December 31, 2010	30,000	$0.20
Warrants granted	-	-
Warrants cancelled	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance, December 31, 2011	30,000	$0.20

*Includes 33,734 of stock warrants exercised pursuant to the cashless exercise provision that were included in treasury stock.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2011:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Warrants Outstanding	Contractual Life Years	Exercise Price	Warrants Excercisible	Exercise Price

$0.20	30,000	2.9	$0.20	30,000	$0.20
	30,000		$0.20	30,000	$0.20

21.	RELATED PARTY TRANSACTIONS

None other than what has been already disclosed in Financial Footnote #10 “Note Payable - Related Party.”

22.	FAIR VALUE MEASUREMENT

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP as of December 31, 2011:

		Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$605,479	$-	$605,479	$-

On a recurring basis, we measure our interest rate swap agreements at fair value using an income approach and Level 2 inputs in the fair value hierarchy. The income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts incorporating observable market inputs as of the reporting date such as prevailing interest rates. Both the counterparty’s credit risk and our credit risk are considered in the fair value determination.

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $605,479 as of December 31, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI"). Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, including the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts associated with the Company's cash flow hedges have been recorded in the Company's consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of income.

The interest rate swap contract entered into with respect to the Company's equipment lease schedule effectively modifies the Company's exposure to interest rate risk by converting the Company's monthly floating LIBOR rate to a fixed rate. This contract is in place through March 31, 2015 for $3,976,531.

The interest rate swap contract entered into with respect to the Company's vault cash rental obligations effectively modifies the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental expense to a fixed rate. Such contracts are in place through June 1, 2014 for $20 million of the Company's vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts have reduced. The interest rate swap contract typically involves the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash provider for the portions of the Company's outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.

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

The following summarizes the amounts charged to loss on early extinguishment of debt for the years ended December 31, 2010 and 2009:

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

As discussed in Financial Footnote #2 “Summary of Significant Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with GAAP. The following impairment was recognized during the fiscal 2011 and 2010.

During fiscal 2011, the Company removed DVD kiosks from store locations owned by a major customer. Also during fiscal 2011, the Company re-installed a portion of those removed DVD kiosks into locations at the Army and Air Force bases. However, as of December 31, 2011, the Company had approximately 125 DVD kiosks located in its warehouse. In accordance with GAAP, the Company recorded an impairment of long-lived assets of $97,500 on those DVD kiosks. This amount represented net book value of installation charges recorded for those DVD kiosks when the Company initially installed the machines at the major customer during fiscal 2010.

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

	Net Book	Estimated proceeds	Impairment
Long-lived asset description	Value	from disposition	Charge

DVD rental kiosks and related software	$604,493	$122,500	$481,993

			$481,993

During the fiscal year ended December 31, 2011, the Company sold these machines for a net gain on sale of $63,541.

25.	IMPAIRMENT OF ASSETS

During fiscal 2011, the Company removed DVD kiosks from store locations owned by a major customer. The largest wave of de-installs relating to these kiosks occurred during the third quarter, consisting of approximately 115 kiosks removed from store locations. Along with these idle kiosks in the warehouse, were the DVD titles associated with these machines.

In addition to these kiosk de-installations, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011, due to a cancellation of the Company’s contract with the customer. This cancellation was a result of the customer’s bankruptcy proceedings.

During the third quarter of 2011, the Company wrote down $1,085,194 of impaired DVD inventory. This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks that were removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract. The Company also recorded an impairment of long-lived assets charge of $97,500 relating to the DVD kiosks removed during fiscal 2011 (see Financial Footnote # 24 “Impairment of Long-Lived Assets”.)

26.	RESTRUCTURING CHARGES

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

From February 2011 through September 2011 several other positions were reduced as part of a corporate restructuring. For fiscal 2011, the Company recorded restructuring charges of $547,936 for severance-related expenses. As of December 31, 2011, the Company had accrued $233,599 for severance obligations included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse. While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter. The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks. Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011. This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings. The Company recorded $100,000 of expenses for the de-installation of these kiosks as well as the cost of redeploying other kiosks in the third quarter of 2011. The company wrote off $175,102 of un-amortized intangible costs relating to its contract with this customer.

The following table summarizes the restructuring charges recorded during the twelve-month period ended December 31, 2011:

For the Year Ended
December 31, 2011

Deinstallation Charges	$226,269
Unamortized Intangible Write Off	175,102
Severance Related Charges	547,936
Total	$949,307

27.	SUBSEQUENT EVENTS

On January 4, 2012, the Company entered into a modification (the “Modification”) of an existing credit facility with Fifth Third. The Modification relates to a $5.0 million term note that was issued by the Company to Fifth Third on June 18, 2010. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million debt balance on this note (as of December 31, 2011) from 18 months remaining to 36 months remaining.

