Form 10-Q
period 2012-03-31
GLOBAL AXCESS CORP
filed 2012-05-15
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

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

As of May 10, 2012, the registrant had 22,728,795 shares outstanding of its common stock, $0.001 par value.

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us”, “our” and the “Company” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2012.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$739,223	$975,363
Accounts receivable, net of allowance of $28,740 in 2012 and $26,451 in 2011	1,140,023	1,034,938
Inventory, net of allowance for obsolescence of $182,572 in 2012 and 2011	1,821,118	1,898,732
Deferred tax asset - current	278,973	315,960
Prepaid expenses and other current assets	98,446	115,602
Total current assets	4,077,783	4,340,595

Fixed assets, net	9,964,345	9,241,824

Other assets
Merchant contracts, net	12,134,970	12,435,353
Intangible assets, net	4,417,345	4,459,334
Deferred tax asset - non-current	1,696,238	1,659,251
Other assets	113,949	692,027

Total assets	$32,404,630	$32,828,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,176,964	$5,704,245
Note payable - related party - current portion, net	33,997	33,100
Notes payable - current portion	19,141	18,922
Senior lenders' notes payable - current portion, net	4,294,448	3,715,796
Capital lease obligations - current portion	295,871	316,377
Total current liabilities	9,820,421	9,788,440

Long-term liabilities
Interest rate swap contract	587,281	605,479
Note payable - related party - long-term portion	2,523	11,229
Notes payable - long-term portion	20,232	25,651
Senior lenders' notes payable - long-term portion	8,484,325	8,633,960
Capital lease obligations - long-term portion	24,046	46,979
Total liabilities	18,938,828	19,111,738

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,205,358 and 23,174,108 shares issued and 22,728,795 and 22,712,977 shares outstanding at March 31, 2012 and December 31, 2011, respectively	22,779	22,763
Additional paid-in capital	23,638,558	23,606,308
Accumulated other comprehensive loss	(587,281)	(605,479)
Accumulated deficit	(9,366,995)	(9,075,687)
Treasury stock; 476,563 and 461,131 shares of common stock at cost at March 31, 2012 and December 31, 2011, respectively	(241,259)	(231,259)
Total stockholders' equity	13,465,802	13,716,646
Total liabilities and stockholders' equity	$32,404,630	$32,828,384

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Revenues	$8,296,300	$7,950,071

Cost of revenues	5,636,808	4,876,170
Gross profit	2,659,492	3,073,901

Operating expenses
Depreciation expense	615,185	575,324
Amortization of intangible merchant contracts	326,844	288,438
Selling, general and administrative	1,734,973	1,941,646
Restructuring charges	-	485,040
Stock compensation expense	17,195	21,700
Total operating expenses	2,694,197	3,312,148
Operating loss from operations
before items shown below	(34,705)	(238,247)

Interest expense, net	(254,596)	(170,897)
Gain on sale of assets	20,493	-
Other non-operating expense	-	(112,500)
Loss from operations before income tax benefit	(268,808)	(521,644)
Income tax expense	(22,500)	(22,000)
Net loss	$(291,308)	$(543,644)

Loss per common share - basic:
Net loss per common share	$(0.01)	$(0.02)

Loss per common share - diluted:
Net loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	22,723,233	22,287,759
Diluted	22,723,233	22,287,759

See Accompanying Notes to Condensed Consolidated Financial Statements

5

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Net loss	$(291,308)	$(543,644)

Other comprehensive income:
Unrealized gains on cash flow hedges	18,198	-
Total Other comprehensive income	18,198	-

Total Comprehensive loss	$(273,110)	$(543,644)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(291,308)	$(543,644)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Stock based compensation	17,195	21,700
Stock options issued to consultants in lieu of cash compensation	5,071	-
Depreciation expense	615,185	575,324
Amortization of intangible merchant contracts	326,844	288,438
Amortization of capitalized loan fees	47,712	17,800
Allowance for doubtful accounts	(6,580)	(5,052)
Gain on sale of assets	(20,493)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Change in accounts receivable, net	(98,505)	(538,358)
Change in inventory, net	182,083	(459,607)
Change in prepaid expenses and other current assets	17,156	31,154
Change in other assets	-	(29,162)
Change in intangible assets, net	(5,723)	(7,877)
Change in accounts payable and accrued liabilities	472,719	621,061
Net cash provided by (used in) operating activities	1,261,356	(28,223)

Cash flows from investing activities:
Cash paid for Tejas acquisition	-	(875,000)
Cash paid for Kum and Go acquisition	(1,000,000)	-
Costs of acquiring merchant contracts	(26,461)	(55,596)
Purchase of fixed assets	(773,486)	(317,400)
Net cash used in investing activities	(1,799,947)	(1,247,996)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	1,196,964	1,907,775
Principal payments on senior lenders' notes payable	(767,947)	(586,485)
Principal payments on notes payable	(5,200)	(5,231)
Principal payments on note payable - related party	(7,809)	(6,969)
Principal payments on capital lease obligations	(113,557)	(119,583)
Net cash provided by financing activities	302,451	1,189,507
Decrease in cash and cash equivalents	(236,140)	(86,712)
Cash and cash equivalents, beginning of period	975,363	1,743,562
Cash and cash equivalents, end of the period	$739,223	$1,656,850

Cash paid for interest	$204,255	$151,302

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	March 31, 2012	March 31, 2011

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$(83,976)	-
Fair value adjustment on swap agreement with senior lender	18,198	-
Total non-cash operating activities	$(65,778)	$-

Investing activities:
Purchase of assets under capital lease obligations	$70,118	$-
Net transfer of de-installed net fixed assets (to) from inventory	83,976	-
Total non-cash investing activities	$154,094	$-

Acquisition of assets of Tejas:
Computer equipment	$-	$25,400
DVD inventory	-	88,916
Merchant contracts	-	1,366,684
Assets acquired	-	1,481,000
Common stock issued, subject to restrictions	-	(106,000)
Accounts payable and accrued liabilities	-	(500,000)
Cash paid for Tejas acquisition	$-	$875,000

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 15,432 and 287,437 shares of common stock at cost for the years ended March 31, 2012 and 2011, respectively	$(10,000)	$(138,545)
Total non-cash financing activities	$(10,000)	$(138,545)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K, filed with the SEC, for the year ended December 31, 2011 of Global Axcess Corp and its subsidiaries (the “Company”).

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the presentation of interim financial statements.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassifications

Certain amounts in the fiscal year 2011 consolidated financial statements have been reclassified to conform to the fiscal year 2012 presentation. Such reclassifications had no effect on the net income or shareholders’ equity as previously reported.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month periods ended March 31, 2012 and 2011:

Revenues:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

ATM Surcharge / Convenience Fee revenue	$4,922,052	$3,794,384
ATM Interchange revenue	1,841,779	1,707,164
ATM Processing revenue	42,512	45,647
ATM Sales revenue	87,883	52,121
Other ATM revenue	334,842	347,261
DVD Rental revenue	1,067,232	2,003,494
Total revenue	$8,296,300	$7,950,071

	For the Three Months Ended
	March 31, 2012	March 31, 2011

ATM Operating revenue	$7,141,185	$5,894,456
ATM Sales revenue	87,883	52,121
DVD Operating revenue	1,067,232	2,003,494
Total revenue	$8,296,300	$7,950,071

Cost of Revenues:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

ATM Merchant residual / commission costs	$3,135,457	$1,901,119
ATM Cost of cash	797,446	686,382
ATM Processing costs	275,325	282,104
ATM Communication costs	115,095	101,915
ATM Sales costs	40,585	39,391
Other ATM cost of revenues	431,795	384,792
DVD operating costs	841,105	1,480,467
Total cost of revenues	$5,636,808	$4,876,170

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Cost of ATM Operating revenue	$4,755,118	$3,356,312
ATM Sales costs	40,585	39,391
Cost of DVD Operating revenue	841,105	1,480,467
Total cost of revenues	$5,636,808	$4,876,170

Inventory

The components of inventory for the periods ended March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31, 2012	December 31, 2011

ATM parts and supplies	$183,199	$150,585
Automated teller machines	173,542	197,971
DVD rental kiosks	1,040,570	1,106,338
DVD library	606,379	626,410
	2,003,690	2,081,304
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,821,118	$1,898,732

Fixed Assets

The components of fixed assets for the periods ended March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31, 2012	December 31, 2011

Automated teller machines	$13,959,918	$12,839,512
DVD rental kiosks	3,546,330	3,446,242
Furniture and fixtures	455,787	455,787
Computers, equipment and software	3,552,667	3,450,568
Automobiles	473,641	473,641
Leasehold equipment	72,533	72,533
	22,060,876	20,738,283
Less: accumulated depreciation and amortization	12,096,531	11,496,459
Fixed assets, net	$9,964,345	$9,241,824

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at March 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,646	$168,286	$4,021,360
Other intangible assets	557,251	161,266	395,985
Merchant contracts, net	18,495,194	6,360,224	12,134,970
Total intangible assets, net and merchant contracts, net	$23,242,091	$6,689,776	$16,552,315

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

For the three months ended March 31, 2012 there were stock options outstanding to acquire 1,053,570 shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive. For the three months ended March 31, 2011 there were stock options and warrants outstanding to acquire 1,172,892 and 30,000 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator
Loss from continuing operations	$(291,308)	$(543,644)

Numerator for diluted loss per share available to common stockholders	$(291,308)	$(543,644)

Denominator
Weighted average shares	22,723,233	22,287,759
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted weighted shares after assumed exercises	22,723,233	22,287,759

Loss per common share - basic:
Net loss per common share	$(0.01)	$(0.02)

Loss per common share - diluted:
Net loss per common share	$(0.01)	$(0.02)

Deferred Tax Asset

In accordance with Financial Accounting Standards Board (“FASB”) guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

The Company had net deferred tax assets of $1,975,211 at March 31, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. Even though the Company incurred a loss in fiscal 2011 and 2010, it had taxable income for the three years prior and believes that based upon its business plan, it will return to future profitability, and as such, a portion of its net deferred income tax assets at March 31, 2012, is realizable. If future operating results generate taxable losses, it may be necessary to increase valuation allowances to reduce the amount of the deferred income tax assets to realizable value. For purposes of assessing realizability of the deferred tax assets, a projected cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The Company reviews a rolling thirty-six month calculation of earnings to determine if the Company is in a cumulative loss position. As of March 31, 2012, the Company is not in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

Recent Accounting Pronouncements

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. For annual periods, an entity has the option to present the components of comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. For interim periods, total comprehensive income (loss) is required to be disclosed either below net income (loss) on the income statement or as a separate statement. The ASU does not change the items that must be reported as other comprehensive income (loss). Whether presenting two separate statements or one continuous statement in annual periods, the ASU required entities to present reclassifications from other comprehensive income (loss) in the statement reporting net income (loss). In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which has the same effective date as ASU 2011-05. Companies must continue to disclose reclassifications from other comprehensive income (loss) on the statement that reports other comprehensive income (loss), or in the notes to the financial statements. We adopted this guidance effective January 1, 2012, and included a statement of comprehensive income in our interim financial statements. The adoption of this guidance did not have a material effect on our financial statements.

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accounts payable	$1,508,975	$2,457,270
Accrued commissions/residual payments	2,321,253	1,404,360
Accrued cost of cash and cash replenishment expenses	358,768	415,330
Accrued payroll	269,693	333,669
Accrued severance	138,813	237,391
Accrued audit fees	90,575	88,700
Accrued interest	4,202	1,573
Accrued legal fees	30,100	59,858
Asset retirement obligation	99,430	99,430
Accrued taxes	162,870	249,164
Other	192,285	357,500
Accounts payable and accrued liabilities	$5,176,964	$5,704,245

4.	SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	March 31, 2012	December 31, 2011

Fifth Third Bank, term loan (1)	$2,291,667	$2,500,000
Fifth Third Bank, equipment finance line (2)	6,935,861	6,538,897
Fifth Third Bank, draw loan (3)	443,342	743,150
Fifth Third Bank, draw loan #2 (4)	730,376	827,782
Fifth Third Bank, $1.65 million draw loan (5)	1,094,333	1,211,416
Fifth Third Bank, $3.0 million contract facility (6)	89,412	92,400
Fifth Third Bank, $1.0 million contract facility (7)	970,413	200,000
Fifth Third Bank, $250 thousand contract facility (8)	223,369	236,111
	12,778,773	12,349,756
Less: current portion	4,294,448	3,715,796
Long-term portion, net of senior lenders' notes payable	$8,484,325	$8,633,960

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

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of March 31, 2012, Term Promissory Note had an outstanding principal balance of $2,291,667 and an interest rate of 5.5%.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third are used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. Currently, the interest rate on this line is calculated on the same formula as that in the Term Promissory Note and the Draw Promissory Note. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which will fix its LIBOR interest rate at 2.45% as of April 1, 2012. The Company expects that by fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, it will be fixing the interest rate paid on the $3,976,531 equipment lease schedule at 6.45% beginning April 1, 2012, and until then, will remain on an interest-only schedule. As of March 31, 2012, the Company had drawn down a total of $6,935,861 against the Lease Agreement. $2,959,330 of the total draw down will be on an interim interest-only schedule. The interest rate on the balances under the Lease Agreement at March 31, 2012 was 5.5%.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of March 31, 2012, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $443,342 and an interest rate of 5.5%.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of March 31, 2012, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $730,376 and an interest rate of 9.2%.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of March 31, 2012, the Company had drawn down $1,500,718 against the Amendment and had an outstanding principal balance of $1,094,333. The interest rate on the balances under the Amendment at March 31, 2012 was 5.5%.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million. On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of March 31, 2012, the Company had an outstanding principal balance of $89,412 against the $3.0m credit facility. The interest rate on the balances under the $3.0m credit facility at March 31, 2012 was 6.3%.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million. On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 38 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of March 31, 2012, the Company had an outstanding principal balance of $970,413 against the $1.0m credit facility. The interest rate on the balances under the $1.0m credit facility at March 31, 2012 was 6.2%.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000. On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of March 31, 2012, the Company had an outstanding principal balance of $223,369 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at March 31, 2012 was 6.2%.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which will swap the interest rate on the Company’s vault cash. The effective date of the rate swap is June 1, 2012 and until then, the Company will continue to pay its variable interest rate on the $20 million of vault cash.

As of March 31, 2012, the Company was in compliance with all applicable covenants and ratios under its loan agreement with Fifth Third.

5.	COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2012 and 2013. The average interest rate paid on these lease payments is approximately 9.6% per annum. During the three-month period ended March 31, 2012, we extended two of our capital lease obligations. These extensions expire in the second quarter of 2013. As of March 31, 2012, $319,917 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

The effective tax rates for the three months ended March 31, 2012 and 2011 were 8.37% and 4.22%, respectively. While there is no difference in the effective tax rate for the three months ended March 31, 2012 over the respective previous periods, the effective tax rates for the three months ended March 31, 2012 differs from our expected tax rates for the periods then-ended primarily due to the tax effects from the change in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at March 31, 2012 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

At December 31, 2011, the Company had net operating loss carryforwards remaining of approximately $25.5 million that may be offset against future taxable income through 2031.

For the three months ended March 31, 2012, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at March 31, 2012 was $1,147,200, of which, if recognized, would favorably affect the effective income tax rate in any future period.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties. As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at March 31, 2012.

There were no income tax audits during the three months ended March 31, 2012. With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2007, and all subsequent years.

8.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2012:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, December 31, 2011	22,712,977	$22,763	$23,606,308	$(9,075,687)	$(605,479)		$(231,259)	$13,716,646

Stock compensation expense	-	-	17,195	-	-	-	-	17,195

Stock options exercised, cashless	15,818	16	9,984	-	-	-	(10,000)	-

Stock options exercised	-	-	-	-	-	-	-	-

Stock options issued to consultants in lieu of cash compensation	-	-	5,071	-	-	-	-	5,071

Other comprehensive income	-	-	-	-	18,198	18,198	-	18,198

Net loss	-	-	-	(291,308)	-	(291,308)	-	(291,308)
						(273,110)

Balances, March 31, 2012	22,728,795	$22,779	$23,638,558	$(9,366,995)	$(587,281)		$(241,259)	$13,465,802

9.	FAIR VALUE MEASUREMENT

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$587,281	$-	$587,281	$-

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $587,281 as of March 31, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

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

The interest rate swap contract entered into with respect to the Company's vault cash rental obligations effectively modifies the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental expense to a fixed rate. Such contracts are in place from June 1, 2012 through June 1, 2014 for $20 million of the Company's vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts have reduced. The interest rate swap contract typically involves the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash provider for the portions of the Company's outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.

At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

10. BUSINESS SEGMENT INFORMATION

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

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA from operations before restructuring charges, stock compensation expense and gain on sale of assets.

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Revenues:
ATM Services	$7,229,068	$5,946,577
DVD Services - The Exchange	1,067,232	1,068,886
DVD Services - Other	-	934,608
Corporate Support	-	-
Consolidated revenues	$8,296,300	$7,950,071

Gross profit:
ATM Services	$2,433,364	$2,550,874
DVD Services - The Exchange	226,128	544,819
DVD Services - Other	-	(21,792)
Corporate Support	-	-
Consolidated gross profit	$2,659,492	$3,073,901

SG&A:
ATM Services	$1,061,579	$1,076,567
DVD Services - The Exchange	185,006	195,537
DVD Services - Other	-	287,268
Corporate Support	488,388	382,274
Consolidated SG&A	$1,734,973	$1,941,646

Stock compensation expense:
ATM Services	$-	$-
DVD Services - The Exchange	-	-
DVD Services - Other	-	-
Corporate Support	17,195	21,700
Consolidated stock compensation expense	$17,195	$21,700

Depreciation & Amortization:
ATM Services	$599,678	$479,216
DVD Services - The Exchange	265,764	40,622
DVD Services - Other	-	267,651
Corporate Support	76,587	76,273
Consolidated depreciation & amortization	$942,029	$863,762

Restructuring charges:
ATM Services	$-	$24,218
DVD Services - The Exchange	-	-
DVD Services - Other	-	-
Corporate Support	-	460,822
Consolidated restructuring charges	$-	$485,040

Operating income (loss):
ATM Services	$772,107	$970,873
DVD Services - The Exchange	(224,642)	308,660
DVD Services - Other	-	(576,711)
Corporate Support	(582,170)	(941,069)
Consolidated operating loss	$(34,705)	$(238,247)

Net income (loss):
ATM Services	$742,332	$933,125
DVD Services - The Exchange	(205,371)	308,660
DVD Services - Other	-	(539,211)
Corporate Support	(828,269)	(1,246,218)
Consolidated net loss	$(291,308)	$(543,644)

Adjusted EBITDA:
ATM Services	$1,371,785	$1,452,307
DVD Services - The Exchange	41,122	349,282
DVD Services - Other	-	(309,060)
Corporate Support	(488,388)	(382,274)
Consolidated Adjusted EBITDA	$924,519	$1,110,255

The following table summarizes total assets by segment for the periods indicated:

	March 31, 2012	December 31, 2011
Assets:
ATM Services	$27,890,865	$28,062,465
DVD Services	4,513,765	4,765,919
Consolidated assets	$32,404,630	$32,828,384

11. RESTRUCTURING CHARGES

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

As of March 31, 2012, the Company had accrued $138,813 for severance obligations to Mr. McQuain included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

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

We compete in a fragmented industry; in which no one firm has a significant market share and can strongly influence the industry outcome. Our industry is populated by a large number of financial institutions and ISOs which deploy ATMs. Our industry is also characterized by essentially undifferentiated services.

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

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during the fiscal year ended December 31, 2009, is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at military bases within the United States. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees.

Results of Operations

The following tables set forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated. Percentages may not add due to rounding.

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Revenues	100.0%	100.0%
Cost of revenues	67.9%	61.3%
Gross profit	32.1%	38.7%
Operating expenses
Depreciation expense	7.4%	7.2%
Amortization of intangible merchant contracts	3.9%	3.6%
Selling, general and administrative	20.9%	24.4%
Restructuring charges	0.0%	6.1%
Stock compensation expense	0.2%	0.3%
Total operating expenses	32.5%	41.7%
Operating loss from operations before items shown below	(0.4)%	(3.0)%

Interest expense, net	(3.1)%	(2.1)%
Gain on sale of assets	0.2%	0.0%
Other non-operating expense, net	0.0%	(1.4)%
Income tax expense	(0.3)%	(0.3)%
Net loss	(3.5)%	(6.8)%
EBITDA (1)	11.2%	6.5%

(1) See “—EBITDA” sections in: “Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011”.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011:

Revenues

The Company reported total operating revenue from operations of $8,296,300 for the three-month period ended March 31, 2012 as compared to $7,950,071 for the three-month period ended March 31, 2011, an increase of 4.4% year over year.

Revenue from our ATM services business was up approximately 21.6% from the first quarter of 2011. We ended March 31, 2012 with 204 more ATMs than we ended with on March 31, 2011, and processed 11.5% more surcharge transactions in the first quarter of 2012 as compared to the first quarter of 2011. The increase in machine count was offset by a service-only contract for 127 ATMs that expired during the second quarter of 2011. Excluding the loss of the service-only ATMs, our ATM count would have increased by approximately 330 year over year.

During the first quarter of 2012, we benefited from having ATM transactions from ATM portfolios acquired subsequent to first quarter 2011. Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 29.7% year over year as the first quarter of 2012 benefitted from a full quarter of this increase. For the first quarter of 2012, we earned approximately $135,000 more interchange fees than we earned in the first quarter of 2011, due to a higher machine count and higher transactions per machine. Revenue from our DVD services business decreased approximately $936,000 from the first quarter of 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Cost of Revenues

Our total cost of revenues from operations increased from $4,876,170 to $5,636,808 for the three-month period ended March 31, 2011 to the three-month period ended March 31, 2012. The increase was the result of approximately $1,400,000 of increased cost of revenues related to our ATM business. This increase was partially offset by approximately $639,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business increased primarily due to increased commission share resulting from renewals of new customer contracts, as well as an increase in ATM maintenance costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $1,400,000 increase was mainly due to increased commissions (or revenue share) due to higher revenues, new terms in certain customer renewal agreements, and increased first line and second line maintenance costs. Our cost of cash replenishment and insurance costs increased during the first quarter of 2012 from 2011 mainly due to the increased number of company-owned ATMs in 2012 as compared to 2011. The increase of ATMs year-over-year resulted in the increased cost of cash and cash replenishment expenses. First line and second line maintenance fees also increased over last year due to the increase in company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended March 31, 2012 and 2011 were approximately 32.1% or $2,659,492, and approximately 38.7%, or $3,073,901, respectively. The decreased gross profit for the first quarter of 2012 versus the same period in 2011 was mainly attributable to the increased cost of sales and the decreased rental revenue from DVD services discussed above.

Gross profit in the ATM services business for the first quarter of 2012 was 33.7%, which is lower than the 42.9% gross profit for the same period in 2011. The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit in the DVD services business for the first quarter of 2012 was 21.2%, which is lower than the 26.1% gross profit for the same period in 2011. The decrease in gross profit in the DVD services business was attributable to decreased rental revenue discussed above.

Operating Expenses

Our total operating expenses from operations for the three months ended March 31, 2012 and 2011 were $2,694,197 and $3,312,148 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2012 to 2011	2012 to 2011
	March 31, 2012	March 31, 2011	$ Change	% Change

Depreciation expense	$615,185	$575,324	$39,861	6.9%
Amortization of intangible merchant contracts	326,844	288,438	38,406	13.3%
Selling, general and administrative	1,734,973	1,941,646	(206,673)	(10.6)%
Restructuring charges	-	485,040	(485,040)	(100.0)%
Stock compensation expense	17,195	21,700	(4,505)	(20.8)%
Total operating expenses	$2,694,197	$3,312,148	$(617,951)	(18.7)%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended March 31, 2012 to $615,185 from $575,324 for the same period in 2011. This increase in depreciation expense was mainly due to an increase of company owned kiosks.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended March 31, 2012 to $326,844 from $288,438 for the same period in 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired subsequent to the first quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $1,734,973, or 20.9% of revenue for the three-month period ended March 31, 2012 from $1,941,646, or 24.4% of revenue for the three-month period ended March 31, 2011. The decrease in SG&A expenses was mainly due to approximately $125,000 of decreased headcount-related expenses in our DVD business coupled with approximately $40,000 in reduced SG&A expenses related to cost of DVD kiosks leased in 2011. These kiosks were replaced by company owned machines throughout the fourth quarter of 2011.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement. The result of this separation coupled with other reductions in headcount was a restructuring charge of $485,040 recorded during the first quarter of 2011.

As of March 31, 2012, the Company had accrued $138,813 for severance obligations to Mr. McQuain included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

Stock Compensation Expense

For the three months ended March 31, 2012, we recorded stock compensation expense of $17,195, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the three months ended March 31, 2011, we recorded stock compensation expense of $21,700.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended March 31, 2012 to $254,596 from $170,897 for the three-month period ended March 31, 2011. The increase was mainly due to our increased debt balances. See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain on Sale of Assets

During the three-month period ended March 31, 2012, the Company recorded a gain on the sale of assets of approximately $20,493. This was the result of fully amortized DVD’s sold for cash.

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

The following table sets forth a reconciliation of net loss to EBITDA from operations for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Net loss	$(291,308)	$(543,644)
Income tax expense	22,500	22,000
Interest expense, net	254,596	170,897
Depreciation expense	615,185	575,324
Amortization of intangible merchant contracts	326,844	288,438
EBITDA from operations	$927,817	$513,015

Our EBITDA from operations increased to $927,817 for the first quarter of fiscal 2012 from $513,015 for the first quarter of fiscal 2011. The increase was primarily due to $485,040 of one time charges in the first quarter of 2011 that were not incurred in the first quarter of 2012. (See Financial Footnote #11 “Restructuring Charges” for financial details of these charges).

The following table sets forth a reconciliation of net loss to EBITDA from operations before restructuring charges, stock compensation expense, gain on sale of assets and other non-operating expense (“Adjusted EBITDA”) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Net loss	$(291,308)	$(543,644)
Income tax expense	22,500	22,000
Interest expense, net	254,596	170,897
Depreciation expense	615,185	575,324
Amortization of intangible merchant contracts	326,844	288,438
Restructuring charges	-	485,040
Stock compensation expense	17,195	21,700
Gain on sale of assets	(20,493)	-
Other non-operating expense	-	112,500
Adjusted EBITDA from operations	$924,519	$1,132,255

Our Adjusted EBITDA decreased to $924,519 for the first quarter of fiscal 2012 from $1,132,255 for the first quarter of fiscal 2011. Adjusted EBITDA as a percentage of revenues decreased to 11.1% for the first quarter of fiscal 2012 from 14.3% for the first quarter of fiscal 2011. The decrease in Adjusted EBITDA from operations was due to lower gross margin contributed by our ATM and DVD services business for the first quarter of 2012 as compared to the gross margin contributed by our ATM and DVD services business for the first quarter of 2011, partially offset by a decrease in SG&A.

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

Liquidity and Capital Resources

Financial Condition

	For the Three Months Ended		2012 to 2011	2012 to 2011
	March 31, 2012	March 31, 2011	$ Change	% Change

Net cash provided by (used in) operating activities	$1,261,356	$(28,223)	$1,289,579	4569.2%
Net cash used in investing activities	(1,799,947)	(1,247,996)	(551,951)	(44.2)%
Net cash provided by financing activities	302,451	1,189,507	(887,056)	(74.6)%
Decrease in cash	$(236,140)	$(86,712)	$(149,428)

Operating Activities

During the first three months of 2012 net cash provided by operating activities amounted to $1,261,356. Net cash used by operating activities amounted to $28,223 during the first three months of 2011. This increase was the result of a lower net loss, less inventory spending, and a lower increase in accounts receivable in the first quarter of 2012, partially offset by a decrease in accounts payable when compared to the first quarter of 2011.

Investing Activities

Net cash used in investing activities from operations for the first three months of 2012 was $1,799,947. This compares to net cash used in investing activities of $1,247,996 for the three-month period ended March 31, 2011. The increase in cash used in investing activities from fiscal 2011 was mainly due to increased spending on fixed assets in the first quarter of 2012 combined with increased spending on acquisitions in the first quarter of 2012 as compared to 2011.

Financing Activities

Net cash provided by financing activities was $302,451 due to drawdown’s from the Loan Agreements (discussed in Financial Footnote #4 “Senior Lenders’ Notes Payable”) offset by paying back senior lender notes and capital leases during the first three months of 2012. This compared to funds provided by financing activities of $1,189,507 for the same period in fiscal 2011.

Working Capital

As of March 31, 2012, the Company had current assets of $4,077,783 and current liabilities of $9,820,421, which results in negative working capital of $5,742,638. This compares to a working capital deficit of $5,447,845 that existed at December 31, 2011. Despite the negative working capital, we believe that if we achieve our 2012 business plan, we will have sufficient working capital to meet our current obligations during 2012. Our business plan calls for the Company to achieve sufficient revenue, margin, EBITDA (earnings before interest, taxes, depreciation and amortization) and positive cash flows to meet our current and future obligations. Achieving that business plan is contingent upon being successful in securing new profitable ATM clients as well as maintaining profitability on existing ATM locations and achieving profitability on existing DVD locations. If that business plan is achieved, the Company will have sufficient working capital to meet our 2012 obligations. If our business plan is not achieved, the Company may need to raise additional funds through debt or equity offerings. There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Significant Changes in Balance Sheet Accounts

As of March 31, 2012, cash and cash equivalents decreased $236,140 to $739,223 from the December 31, 2011 balance of $975,363. The decrease was primarily due to decreased profit margin stemming from higher revenue share from renewals of two major customer contracts.

As of March 31, 2012, accounts payable and accrued liabilities, decreased $527,281 to $5,176,964 from the December 31, 2011 balance of $5,704,245. The decrease was mainly due to $1,000,000 of accounts payable paid during the first quarter 2012 relating to the purchase of the Rocky Mountain ATM portfolio (Kum and Go). (See Financial Footnote #3 “Acquisitions of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding this acquisition). This decrease was partially offset by increases in other trade accounts payable.

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

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew. As of March 31, 2012, the Company had 258 ATMs funded by WSFS with a vault cash outstanding balance of approximately $10,278,000 in connection with this arrangement.

•	Elan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Elan allowing us to obtain up to $100,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with Elan expires on August 11, 2012. As of March 31, 2012, the Company had 2,045 ATMs funded by Elan with a vault cash outstanding balance of approximately $42,015,000.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of March 31, 2012, Nationwide had 42 branded financial partners, which funded 376 ATMs.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Interim President and Interim Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information regarding legal proceedings is contained in Financial Footnote #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

4.1	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 15, 2012 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Lock Ireland
Lock Ireland
Interim Chief Executive Officer, Vice Chairman and Director
(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May, 2012.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Lock Ireland	Interim Chief Executive Officer, Vice Chairman and Director
Lock Ireland	(interim principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A filed with the SEC on January 28, 2011).

4.1	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

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

