Form 10-Q
period 2012-06-30
GLOBAL AXCESS CORP
filed 2012-08-20
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012

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

-------------------------

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

As of August 20, 2012, the registrant had 22,738,885 shares outstanding of its common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$301,251	$975,363
Accounts receivable, net of allowance of $36,797 in 2012 and $26,451 in 2011	1,206,977	1,034,938
Inventory, net of allowance for obsolescence of $182,572 in 2012 and 2011	1,361,799	1,898,732
Deferred tax asset - current	13,968	315,960
Prepaid expenses and other current assets	175,423	115,602
Total current assets	3,059,418	4,340,595

Fixed assets, net	10,151,352	9,241,824

Other assets
Merchant contracts, net	11,847,092	12,435,353
Intangible assets, net	4,369,314	4,459,334
Deferred tax asset - non-current	1,961,243	1,659,251
Other assets	130,249	692,027

Total assets	$31,518,668	$32,828,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,334,698	$5,704,245
Note payable - related party - current portion, net	28,488	33,100
Notes payable - current portion	18,299	18,922
Senior lenders' notes payable - current portion, net	2,952,641	3,715,796
Capital lease obligations - current portion	344,980	316,377
Total current liabilities	8,679,106	9,788,440

Long-term liabilities
Interest rate swap contract	665,701	605,479
Note payable - related party - long-term portion	-	11,229
Notes payable - long-term portion	16,371	25,651
Senior lenders' notes payable - long-term portion	9,246,050	8,633,960
Capital lease obligations - long-term portion	68,151	46,979
Total liabilities	18,675,379	19,111,738

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized,
23,205,358 and 23,174,108 shares issued and 22,728,795 and 22,712,977 shares
outstanding at June 30, 2012 and December 31, 2011, respectively	22,779	22,763
Additional paid-in capital	23,670,573	23,606,308
Accumulated other comprehensive loss	(665,701)	(605,479)
Accumulated deficit	(9,943,103)	(9,075,687)
Treasury stock; 476,563 and 461,131 shares of common stock at cost
at June 30, 2012 and December 31, 2011, respectively	(241,259)	(231,259)
Total stockholders' equity	12,843,289	13,716,646
Total liabilities and stockholders' equity	$31,518,668	$32,828,384

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Revenues	$8,155,130	$8,293,743

Cost of revenues	5,741,341	5,232,206
Gross profit	2,413,789	3,061,537

Operating expenses
Depreciation expense	680,790	572,190
Amortization of intangible merchant contracts	325,435	291,220
Selling, general and administrative	1,584,718	1,832,866
Restructuring charges	47,551	27,221
Stock compensation expense	26,945	17,828
Total operating expenses	2,665,439	2,741,325
Operating income (loss) from operations
before items shown below	(251,650)	320,212

Interest expense, net	(301,248)	(178,604)
Gain (loss) on sale of assets	(710)	63,541
Income (loss) from operations before income tax expense	(553,608)	205,149
Income tax expense	(22,500)	(22,000)
Net income (loss)	$(576,108)	$183,149

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.03)	$0.01

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	22,728,795	22,556,526
Diluted	22,728,795	23,180,752

See Accompanying Notes to Condensed Consolidated Financial Statements

5

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Net income (loss)	$(576,108)	$183,149

Other comprehensive loss:
Unrealized losses on cash flow hedges	(78,420)	(244,515)
Total Other comprehensive loss	(78,420)	(244,515)

Total Comprehensive income (loss)	$(654,528)	$(61,366)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Revenues	$16,451,430	$16,243,814

Cost of revenues	11,378,149	10,108,376
Gross profit	5,073,281	6,135,438

Operating expenses
Depreciation expense	1,295,975	1,147,514
Amortization of intangible merchant contracts	652,279	579,658
Selling, general and administrative	3,319,691	3,774,512
Restructuring charges	47,551	512,261
Stock compensation expense	44,140	39,528
Total operating expenses	5,359,636	6,053,473
Operating income (loss) from operations
before items shown below	(286,355)	81,965

Interest expense, net	(555,844)	(349,501)
Gain on sale of assets	19,783	63,541
Other non-operating expense, net	-	(112,500)
Loss from operations before income tax benefit	(822,416)	(316,495)
Income tax expense	(45,000)	(44,000)
Net loss	$(867,416)	$(360,495)

Loss per common share - basic:
Net loss per common share	$(0.04)	$(0.02)

Loss per common share - diluted:
Net loss per common share	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	22,726,014	22,424,358
Diluted	22,726,014	22,424,358

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Net loss	$(867,416)	$(360,495)

Other comprehensive loss:
Unrealized losses on cash flow hedges	(60,222)	(244,515)
Total Other comprehensive loss	(60,222)	(244,515)

Total Comprehensive loss	$(927,638)	$(605,010)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(867,416)	$(360,495)
Adjustments to reconcile net loss from operations
to net cash provided by operating activities:
Stock based compensation	44,140	39,528
Stock options issued to consultants in lieu of cash compensation	10,141	-
Depreciation expense	1,295,975	1,147,514
Amortization of intangible merchant contracts	652,279	579,658
Amortization of capitalized loan fees	95,743	37,447
Allowance for doubtful accounts	(10,346)	(13,148)
Gain on sale of assets	(19,783)	(63,541)
Changes in operating assets and liabilities, net of effects of acquisitions:
Change in accounts receivable, net	(161,693)	(458,988)
Change in inventory, net	78,833	(465,477)
Change in prepaid expenses and other current assets	(59,821)	(66,861)
Change in other assets	(16,300)	(30,327)
Change in intangible assets, net	(5,723)	(13,305)
Change in interest rate swap contract	-	244,515
Change in accounts payable and accrued liabilities	630,453	366,528
Net cash provided by operating activities	1,666,482	943,048

Cash flows from investing activities:
Cash paid for Tejas acquisition	-	(1,375,000)
Proceeds from sale of property and equipment	-	61,250
Cash paid for Kum and Go acquisition	(1,000,000)	-
Costs of acquiring merchant contracts	(64,018)	(187,315)
Purchase of fixed assets	(871,059)	(950,582)
Net cash used in investing activities	(1,935,077)	(2,451,647)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	7,500
Proceeds from senior lenders' notes payable	1,402,219	2,799,658
Principal payments on senior lenders' notes payable	(1,553,284)	(1,346,767)
Principal payments on notes payable	(9,903)	(10,580)
Principal payments on note payable - related party	(15,841)	(14,139)
Principal payments on capital lease obligations	(228,708)	(229,678)
Net cash provided by (used in) financing activities	(405,517)	1,205,994
Decrease in cash and cash equivalents	(674,112)	(302,605)
Cash and cash equivalents, beginning of period	975,363	1,743,562
Cash and cash equivalents, end of the period	$301,251	$1,440,957

Cash paid for interest	$378,253	$313,740

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	June 30, 2012	June 30, 2011

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$477,883	119,213
Non-cash accrued interest expenses on swap agreement with senior lender	60,222	244,515
Total non-cash operating activities	$538,105	$363,728

Investing activities:
Purchase of assets under capital lease obligations	$278,483	$-
Net transfer of de-installed net fixed assets (to) from inventory	(477,883)	(119,213)
Total non-cash investing activities	$(199,400)	$(119,213)

Acquisition of assets of Tejas:
Computer equipment	$-	$25,400
DVD inventory	-	88,916
Merchant contracts	-	1,366,684
Assets acquired	-	1,481,000
Common stock issued, subject to restrictions	-	(106,000)
Cash paid for Tejas acquisition	$-	$1,375,000

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 15,432 and 287,437 shares of common stock at
cost for the years ended June 30, 2012 and 2011, respectively	$(10,000)	$(138,545)
Total non-cash financing activities	$(10,000)	$(138,545)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and six-month periods ended June 30, 2012 and 2011:

Revenues:

	For the Three Months Ended
	June 30, 2012	June 30, 2011

ATM Surcharge / Convenience Fee revenue	$4,884,609	$4,092,768
ATM Interchange revenue	1,725,437	1,732,246
ATM Processing revenue	41,518	45,238
ATM Sales revenue	114,891	83,343
Other ATM revenue	285,353	341,114
DVD Rental revenue	1,103,322	1,999,034
Total revenue	$8,155,130	$8,293,743

	For the Three Months Ended
	June 30, 2012	June 30, 2011

ATM Operating revenue	$6,936,917	$6,211,366
ATM Sales revenue	114,891	83,343
DVD Operating revenue	1,103,322	1,999,034
Total revenue	$8,155,130	$8,293,743

	For the Six Months Ended
	June 30, 2012	June 30, 2011

ATM Surcharge / Convenience Fee revenue	$9,806,661	$7,887,152
ATM Interchange revenue	3,567,216	3,439,410
ATM Processing revenue	84,030	90,885
ATM Sales revenue	202,774	135,464
Other ATM revenue	620,195	688,375
DVD Rental revenue	2,170,554	4,002,528
Total revenues	$16,451,430	$16,243,814

	For the Six Months Ended
	June 30, 2012	June 30, 2011

ATM Operating revenue	$14,078,102	$12,105,822
ATM Sales revenue	202,774	135,464
DVD Operating revenue	2,170,554	4,002,528
Total revenues	$16,451,430	$16,243,814

Cost of Revenues:

	For the Three Months Ended
	June 30, 2012	June 30, 2011

ATM Merchant residual / commission costs	$3,215,198	$2,020,837
ATM Cost of cash	729,831	669,110
ATM Processing costs	251,031	294,200
ATM Communication costs	115,412	100,743
ATM Sales costs	66,390	79,416
Other ATM cost of revenues	573,609	410,703
DVD operating costs	789,870	1,657,197
Total cost of revenues	$5,741,341	$5,232,206

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Cost of ATM Operating revenue	$4,885,081	$3,495,593
ATM Sales costs	66,390	79,416
Cost of DVD Operating revenue	789,870	1,657,197
Total cost of revenues	$5,741,341	$5,232,206

	For the Six Months Ended
	June 30, 2012	June 30, 2011

ATM Merchant residual / commission costs	$6,350,655	$3,921,956
ATM Cost of cash	1,527,277	1,355,492
ATM Processing costs	526,356	576,304
ATM Communication costs	230,507	202,658
ATM Sales costs	106,975	118,807
Other ATM cost of revenues	1,005,404	795,495
DVD operating costs	1,630,975	3,137,664
Total cost of revenues	$11,378,149	$10,108,376

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Cost of ATM Operating revenue	$9,640,199	$6,851,905
ATM Sales costs	106,975	118,807
Cost of DVD Operating revenue	1,630,975	3,137,664
Total cost of revenues	$11,378,149	$10,108,376

Inventory

The components of inventory as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30, 2012	December 31, 2011

ATM parts and supplies	$197,341	$150,585
Automated teller machines	179,312	197,971
DVD rental kiosks	646,661	1,106,338
DVD library	521,057	626,410
	1,544,371	2,081,304
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,361,799	$1,898,732

Fixed Assets

The components of fixed assets for the periods ended June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30, 2012	December 31, 2011

Automated teller machines	$14,350,584	$12,839,512
DVD rental kiosks	4,109,200	3,446,242
Furniture and fixtures	455,787	455,787
Computers, equipment and software	3,601,772	3,450,568
Automobiles	473,641	473,641
Leasehold equipment	84,946	72,533
	23,075,930	20,738,283
Less: accumulated depreciation and amortization	12,924,578	11,496,459
Fixed assets, net	$10,151,352	$9,241,824

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at June 30, 2012:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,646	$168,286	$4,021,360
Other intangible assets	557,251	209,297	347,954
Merchant contracts, net	18,532,752	6,685,660	11,847,092
Total intangible assets, net and merchant contracts, net	$23,279,649	$7,063,243	$16,216,406

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

For the three months ended June 30, 2012 there were stock options outstanding to acquire 987,510 shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive. For the three months ended June 30, 2011 there were stock options outstanding to acquire 667,763 shares of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	June 30, 2012	June 30, 2011
Numerator
Income (loss) from continuing operations	$(576,108)	$183,149

Numerator for diluted income (loss) per share
available to common stockholders	$(576,108)	$183,149

Denominator
Weighted average shares	22,728,795	22,556,526
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	624,226

Denominator for diluted income (loss) per share adjusted
weighted shares after assumed exercises	22,728,795	23,180,752

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.03)	$0.01

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.03)	$0.01

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Numerator
Loss from continuing operations	$(867,416)	$(360,495)

Numerator for diluted loss per share
available to common stockholders	$(867,416)	$(360,495)

Denominator
Weighted average shares	22,726,014	22,424,358
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted
weighted shares after assumed exercises	22,726,014	22,424,358

Loss per common share - basic:
Net loss per common share	$(0.04)	$(0.02)

Loss per common share - diluted:
Net loss per common share	$(0.04)	$(0.02)

Deferred Tax Asset

In accordance with Financial Accounting Standards Board (“FASB”) guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

The Company had net deferred tax assets of $1,975,211 at June 30, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. Even though the Company incurred a loss in fiscal 2011 and 2010, it had taxable income for the two years prior and believes that based upon its business plan, it will return to future profitability, and as such, a portion of its net deferred income tax assets at June 30, 2012, is realizable. If future operating results generate taxable losses, it may be necessary to increase valuation allowances to reduce the amount of the deferred income tax assets to realizable value. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Accounts payable	$1,736,985	$2,457,270
Accrued commissions/residual payments	2,104,833	1,404,360
Accrued cost of cash and cash replenishment expenses	455,135	415,330
Accrued payroll	269,429	333,669
Accrued severance	85,566	237,391
Accrued audit fees	63,750	88,700
Accrued interest	86,050	1,573
Accrued legal fees	53,568	59,858
Asset retirement obligation	99,430	99,430
Accrued taxes	189,262	249,164
Other	190,690	357,500
Accounts payable and accrued liabilities	$5,334,698	$5,704,245

4. SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	June 30, 2012	December 31, 2011

Fifth Third Bank, term loan (1)	$2,083,333	$2,500,000
Fifth Third Bank, equipment finance line (2)	7,037,457	6,538,897
Fifth Third Bank, draw loan (3)	306,345	743,150
Fifth Third Bank, draw loan #2 (4)	570,376	827,782
Fifth Third Bank, $1.65 million draw loan (5)	996,545	1,211,416
Fifth Third Bank, $3.0 million contract facility (6)	85,880	92,400
Fifth Third Bank, $1.0 million contract facility (7)	916,219	200,000
Fifth Third Bank, $250 thousand contract facility (8)	202,536	236,111
	12,198,691	12,349,756
Less: current portion	2,952,641	3,715,796
Long-term portion, net of senior lenders' notes payable	$9,246,050	$8,633,960

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

Effective June 1, 2012 the Company entered into a refinancing agreement on several of its credit facilities that effectively extended the amortization of principal from an average of 36 months to an average of 48 months. Additionally, this amendment called for no principal payments for June and July 2012 on select facilities; with principal payments on these facilities reset to August 1. In exchange for the extension of the amortization, the interest rate on all affected debt increased to one month LIBOR plus 750 basis points through March 2013. The affected facilities listed below are (2), (3), (5), (6), and (7).

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the original Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The original Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of June 30, 2012, Term Promissory Note had an outstanding principal balance of $2,083,333 and an interest rate of 5.5%.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third are used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which effectively fixed its LIBOR interest rate at 2.45% as of April 1, 2012. By fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, interest rate paid on the $3,976,531 equipment lease schedule was 6.45% beginning April 1, 2012. The Company entered into a minor modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. All other terms of the hedge remained as originally agreed upon. As of June 30, 2012, the Company had drawn down a total of $7,203,916 against the Lease Agreement. $3,227,385 of the total draw down will be on an interim interest-only schedule. The interest rate on the $3,976,531 lease schedule at June 30, 2012 was 5.5%. The interest rate on the other leases under this master agreement as of June 30, 2012 is 7.75%, and the balance outstanding was $7,037,457.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The original Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of June 30, 2012, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $306,345 and an interest rate of 7.75%.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of June 30, 2012, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $570,376 and an interest rate of 9.2%.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. Additionally, this draw loan was part of the refinancing amendment effective June 1, 2012. The amended promissory note as of June 1, 2012 increased interest to one month LIBOR plus 750 basis points. As of June 30, 2012, the Company had drawn down $1,500,718 against the Amendment and had an outstanding principal balance of $996,545. The interest rate on the balances under the Amendment at June 30, 2012 was 7.75%.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million. On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory notes carry interest of one month LIBOR plus 750 basis points. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of June 30, 2012, the Company had an outstanding principal balance of $85,880 against the $3.0 m credit facility. The interest rate on the balances under the $3.0m credit facility at June 30, 2012 was 7.75%.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million. On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 38 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original promissory note carries interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of June 30, 2012, the Company had an outstanding principal balance of $916,219 against the $1.0m credit facility. The interest rate on the balances under the $1.0m credit facility at June 30, 2012 was 7.75%.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000. On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of June 30, 2012, the Company had an outstanding principal balance of $202,536 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at June 30, 2012 was 6.2%.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which swapped the interest rate on the Company’s vault cash. The effective date of the rate swap was June 1, 2012. Beginning in June, the Company began realizing the difference between its variable rate, and effectively fixed rate of 3.05%.

As of June 30, 2012, the Company was out of compliance with two of its bank covenants and has received a waiver from Fifth Third Bank. See Financial Footnote #12 “Subsequent Events” regarding the details of this waiver along with other related information pertaining to an amended debt agreement.

5. COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2012 and 2013. The average interest rate paid on these lease payments is approximately 9.6% per annum. During the three-month period ended June 30, 2012, we extended two of our capital lease obligations and entered into one new capital lease. As of June 30, 2012, $413,131 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

7. INCOME TAXES

The effective tax rates for the six months ended June 30, 2012 and 2011 were -5.47% and -13.90%, respectively. While there is no difference in the effective tax rate for the six months ended June 30, 2012 over the respective previous periods, the effective tax rates for the six months ended June 30, 2012 differs from our expected tax rates for the periods then-ended primarily due to the tax effects from the change in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2012 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

At December 31, 2011, the Company had net operating loss carryforwards remaining of approximately $25.5 million that may be offset against future taxable income through 2031.

For the six months ended June 30, 2012, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at June 30, 2012 was $1,147,200, of which, if recognized, would favorably affect the effective income tax rate in any future period.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties. As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at June 30, 2012.

There were no income tax audits during the six months ended June 30, 2012. With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2008, and all subsequent years.

8. CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended June 30, 2012:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, March 31, 2012	22,728,795	$22,779	$23,638,558	$(9,366,995)	$(587,281)		$(241,259)	$13,465,802

Stock compensation expense	-	-	26,945	-	-	-	-	26,945

Stock options issued to consultants in lieu of cash compensation	-	-	5,070	-	-	-	-	5,070

Other comprehensive loss	-	-	-	-	(78,420)	(78,420)	-	(78,420)

Net loss	-	-	-	(576,108)	-	(576,108)	-	(576,108)
						(654,528)

Balances, June 30, 2012	22,728,795	$22,779	$23,670,573	$(9,943,103)	$(665,701)		$(241,259)	$12,843,289

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$665,701	$-	$665,701	$-

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $665,701 as of June 30, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

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

The interest rate swap contract entered into with respect to the Company's equipment lease schedule effectively modifies the Company's exposure to interest rate risk by converting the Company's monthly floating LIBOR rate to a fixed rate. This contract is in place through March 31, 2015 for $3,976,531. The Company entered into a minor modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. See Financial Footnote #4 “Senior Lender Notes’ Payable” regarding the details of this amendment. The interest rate swap contract entered into with respect to the Company's vault cash rental obligations effectively modifies the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental expense to a fixed rate. Such contracts are in place from June 1, 2012 through June 1, 2014 for $20 million of the Company's vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts have reduced. The interest rate swap contract typically involves the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash provider for the portions of the Company's outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.

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

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA from operations before restructuring charges, stock compensation expense, gain on sale of assets, and other non-operating expense.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
ATM Services	$7,051,808	$6,294,709	$14,280,876	$12,241,286
DVD Services - The Exchange	1,103,322	1,103,589	2,170,554	2,172,475
DVD Services - Other	-	895,445	-	1,830,053
Corporate Support	-	-	-	-
Consolidated revenues	$8,155,130	$8,293,743	$16,451,430	$16,243,814

Gross profit:
ATM Services	$2,100,338	$2,719,700	$4,533,702	$5,270,574
DVD Services - The Exchange	313,451	460,575	539,579	1,005,394
DVD Services - Other	-	(118,738)	-	(140,530)
Corporate Support	-	-	-	-
Consolidated gross profit	$2,413,789	$3,061,537	$5,073,281	$6,135,438

SG&A:
ATM Services	$988,439	$959,591	$2,050,018	$2,036,158
DVD Services - The Exchange	184,629	167,229	369,635	362,766
DVD Services - Other	-	287,459	-	574,727
Corporate Support	411,650	418,587	900,038	800,861
Consolidated SG&A	$1,584,718	$1,832,866	$3,319,691	$3,774,512

Stock compensation expense:
ATM Services	$-	$-	$-	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	-	-	-
Corporate Support	26,945	17,828	44,140	39,528
Consolidated stock compensation expense	$26,945	$17,828	$44,140	$39,528

Depreciation & Amortization:
ATM Services	$615,267	$481,890	$1,214,945	$961,106
DVD Services - The Exchange	314,904	44,986	580,668	85,608
DVD Services - Other	-	259,991	-	527,642
Corporate Support	76,055	76,543	152,641	152,816
Consolidated depreciation & amortization	$1,006,225	$863,410	$1,948,254	$1,727,172

Restructuring charges:
ATM Services	$47,551	$38,520	$47,551	$62,738
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	-	-	-
Corporate Support	-	(11,299)	-	449,523
Consolidated restructuring charges	$47,551	$27,221	$47,551	$512,261

Operating income (loss):
ATM Services	$449,081	$1,239,699	$1,221,188	$2,210,572
DVD Services - The Exchange	(186,082)	248,360	(410,724)	557,020
DVD Services - Other	-	(666,188)	-	(1,242,899)
Corporate Support	(514,649)	(501,659)	(1,096,819)	(1,442,728)
Consolidated operating income (loss)	$(251,650)	$320,212	$(286,355)	$81,965

Net income (loss):
ATM Services	$416,359	$1,204,923	$1,158,691	$2,138,048
DVD Services - The Exchange	(184,834)	248,360	(390,205)	557,020
DVD Services - Other	-	(602,648)	-	(1,141,859)
Corporate Support	(807,633)	(667,486)	(1,635,902)	(1,913,704)
Consolidated net income (loss)	$(576,108)	$183,149	$(867,416)	$(360,495)

Adjusted EBITDA:
ATM Services	$1,111,899	$1,738,109	$2,483,684	$3,190,416
DVD Services - The Exchange	128,822	293,346	169,944	642,628
DVD Services - Other	-	(406,197)	-	(715,257)
Corporate Support	(411,650)	(418,587)	(900,038)	(800,861)
Consolidated Adjusted EBITDA	$829,071	$1,206,671	$1,753,590	$2,316,926

The following table summarizes total assets by segment for the periods indicated:

	June 30, 2012	December 31, 2011
Assets:
ATM Services	$27,462,232	$28,062,465
DVD Services	4,056,436	4,765,919
Consolidated assets	$31,518,668	$32,828,384

11. RESTRUCTURING CHARGES

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement. The result of this separation coupled with other reductions in headcount was a restructuring charge of $512,261 recorded during the six month period ending June 30, 2011.

As of June 30, 2012, the Company had accrued $72,991 for severance obligations to Mr. McQuain included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the six-month period ended June 30, 2012, the Company incurred restructuring expenses due to headcount reductions of $47,551.

12. SUBSEQUENT EVENTS

Bank Amendment

On August 13, 2012, the Company entered into a waiver and amendment relating to several existing credit facilities with Fifth Third Bank.  The Waiver and Amendment relates to facilities entered into in connection with loan and lease facilities.  Principal payments relating to these facilities originally due in August of 2012, were reset with a due date matching the maturity date of the respective loan and lease agreements.    The following conditions apply to this amendment:

(a)	Waiver and Amendment Fee. In consideration of waiver and amendment, the Company agrees to pay Fifth Third Bank a waiver and amendment fee of $100,000. This fee is fully earned and due to Fifth Third as of August 13, 2012, but is not payable until the earlier of the date on which all obligations to Fifth Third Bank are otherwise being repaid in full in cash and December 1, 2012.

(b)	Consultant. On or before August 16, 2012, the Company shall retain a consultant acceptable to Fifth Third Bank pursuant to an engagement agreement that is satisfactory to the bank. All fees and expenses of the consultant shall be solely the responsibility of the Company.

(c)	Initial Consultant Report. On or before August 31, 2012, the Company shall cause the consultant to deliver to Fifth Third Bank a written report prepared by the consultant summarizing the Company’s current liquidity position, a 13-week budget in form and substance satisfactory to Fifth Third Bank and a written analysis of strategic alternatives regarding full repayment of all obligations owing to the bank and its affiliates.

(d)	Collateral Questionnaire. On or before August 31, 2012, the Company shall deliver to Fifth Third Bank a completed collateral questionnaire.

(e)	Investment Bankers Identification. On or before August 31, 2012, the Company shall deliver to Fifth Third Bank the identities of not less than three investment bankers, along with proposed terms of engagement which the Company would be agreeable to retaining and engaging in connection with such strategic alternatives as the consultant and/or Fifth Third Bank may identify that are acceptable to the bank.

The Company is currently evaluating the impact this waiver will have, if any, on the future treatment of the equipment lease facility hedge.

CEO Appointment

On August 20, 2012, the Company announced that the Board of Directors has appointed Kevin L. Reager as President and Chief Executive Officer of the Company and as a director of the Company, effective August 21, 2012.

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

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Revenues	100.0%	100.0%
Cost of revenues	70.4%	63.1%
Gross profit	29.6%	36.9%
Operating expenses
Depreciation expense	8.3%	6.9%
Amortization of intangible merchant contracts	4.0%	3.5%
Selling, general and administrative	19.4%	22.1%
Restructuring charges	0.6%	0.3%
Stock compensation expense	0.3%	0.2%
Total operating expenses	32.7%	33.1%
Operating income (loss) from operations
before items shown below	(3.1%)	3.9%

Interest expense, net	(3.7%)	(2.2%)
Gain (loss) on sale of assets	(0.0%)	0.8%
Income tax expense	(0.3%)	(0.3%)
Net income (loss)	(7.1%)	2.2%
EBITDA (1)	9.2%	15.0%

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Revenues	100.0%	100.0%
Cost of revenues	69.2%	62.2%
Gross profit	30.8%	37.8%
Operating expenses
Depreciation expense	7.9%	7.1%
Amortization of intangible merchant contracts	4.0%	3.6%
Selling, general and administrative	20.2%	23.2%
Restructuring charges	0.3%	3.2%
Stock compensation expense	0.3%	0.2%
Total operating expenses	32.6%	37.3%
Operating income (loss) from operations
before items shown below	(1.7%)	0.5%

Interest expense, net	(3.4%)	(2.2%)
Gain on sale of assets	0.1%	0.4%
Other non-operating expense, net	(0.0%)	(0.7%)
Income tax expense	(0.3%)	(0.3%)
Net loss	(5.3%)	(2.2%)
EBITDA (1)	10.2%	10.8%

(1) See “—EBITDA” sections in: “Comparison of Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011”.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011:

Revenues

The Company reported total operating revenue from operations of $8,155,130 for the three-month period ended June 30, 2012 as compared to $8,293,743 for the three-month period ended June 30, 2011, a decrease of 1.7% year over year.

Revenue from our ATM services business was up approximately 12.0% from the second quarter of 2011. We ended June 30, 2012 with 193 more ATMs than we ended with on June 30, 2011, and processed 8.2% more surcharge transactions in the second quarter of 2012 as compared to the second quarter of 2011.

During the second quarter of 2012, we benefited from having ATM transactions from ATM portfolios acquired subsequent to second quarter 2011. For the second quarter of 2012, we earned approximately $7,000 less interchange fees than we earned in the second quarter of 2011. This was due to an interchange reduction implemented by network sponsors during the second quarter of 2012. This interchange reduction was mostly offset by higher machine count and higher transactions per machine. Revenue from our DVD services business decreased approximately $896,000 from the second quarter of 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Cost of Revenues

Our total cost of revenues from operations increased from $5,232,206 to $5,741,341 for the three-month period ended June 30, 2011 to the three-month period ended June 30, 2012. The increase was the result of approximately $1,380,000 of increased cost of revenues related to our ATM business. This increase was partially offset by approximately $870,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business increased primarily due to increased revenues, increased commission share resulting from renewals of new customer contracts, as well as an increase in ATM maintenance costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue, and other reductions in cost of sales discussed below.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $1,380,000 increase was mainly due to increased commissions (or revenue share) due to higher revenues, new terms in certain customer renewal agreements, and increased first line and second line maintenance costs. Our cost of cash replenishment increased during the second quarter of 2012 from 2011 mainly due to the increased number of Company-owned ATMs in 2012 as compared to 2011. Cost of cash decreased year over year, due to a lower interest rate from our cash provider. First line and second line maintenance fees also increased over last year due to the increase in Company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendors.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. Additionally, the Company reduced DVD library amortization due to the impairment of DVD titles in the third quarter of 2011, decreased DVD title purchases, and reduced processing costs. The contract cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended June 30, 2012 and 2011 were approximately 29.6% or $2,413,789, and approximately 36.9%, or $3,061,537, respectively. The decreased gross profit for the second quarter of 2012 versus the same period in 2011 was mainly attributable to the increased cost of sales for the ATM services business and the decreased rental revenue from DVD services discussed above.

Gross profit percentage in the ATM services business for the second quarter of 2012 was 29.8%, which is lower than the 43.2% gross profit for the same period in 2011. The decrease in gross profit percentage for the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit percentage in the DVD services business for the second quarter of 2012 was 28.4%, which is higher than the 17.1% gross profit for the same period in 2011. The increase in gross profit percentage for the DVD services business was attributable to the decreased cost of revenues discussed above.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2012 and 2011 were $2,665,435 and $2,741,325 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2012 to 2011	2012 to 2011
	June 30, 2012	June 30, 2011	$ Change	% Change

Depreciation expense	$680,790	$572,190	$108,600	19.0%
Amortization of intangible merchant contracts	325,435	291,220	34,215	11.7%
Selling, general and administrative	1,584,718	1,832,866	(248,148)	(13.5%)
Restructuring charges	47,551	27,221	20,330	74.7%
Stock compensation expense	26,945	17,828	9,117	51.1%
Total operating expenses	$2,665,439	$2,741,325	$(75,886)	(2.8%)

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended June 30, 2012 to $680,790 from $572,190 for the same period in 2011. This increase in depreciation expense was mainly due to an increase of Company owned kiosks, as well as re-introduction of previously suspended DVD kiosk depreciation to coincide with re-deployment of warehoused machines. The warehousing of these machines was the result of cancellation of a contract with a major customer. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended June 30, 2012 to $325,435 from $291,220 for the same period in 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired subsequent to the second quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $1,584,718, or 19.4% of revenue for the three-month period ended June 30, 2012 from $1,832,866 or 22.1% of revenue for the three-month period ended June 30, 2011. The decrease in SG&A expenses was mainly due to approximately $134,000 of decreased headcount and other salary related expenses, approximately $60,000 in reduced SG&A expenses related to cost of DVD kiosks leased in 2011 and $30,000 in reduced travel expenses.

Restructuring Charges

The Company incurred restructuring expenses due to headcount reductions of $47,551 for the three months ended June 30, 2012 and $27,221 for the three months ended June 30, 2011.

Stock Compensation Expense

For the three months ended June 30, 2012, we recorded stock compensation expense of $26,945, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the three months ended June 30, 2011, we recorded stock compensation expense of $17,828.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended June 30, 2012 to $301,248 from $178,604 for the three-month period ended June 30, 2011. The increase was mainly due to portions of our two cash flow hedges becoming effective during the second quarter of 2012, as well as increased debt balances year over year. See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain (Loss) on Sale of Assets

During the three-month period ended June 30, 2012, the Company recorded a loss on the sale of assets of $710.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA from operations for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Net income (loss)	$(576,108)	$183,149
Income tax expense	22,500	22,000
Interest expense, net	301,248	178,604
Depreciation expense	680,790	572,190
Amortization of intangible merchant contracts	325,435	291,220
EBITDA from operations	$753,865	$1,247,163

Our EBITDA from operations decreased to $753,865 for the second quarter of fiscal 2012 from $1,247,163 for the second quarter of fiscal 2011. The decrease was primarily due to approximately $620,000 of decreased margin from the ATM business coupled with approximately $30,000 of decreased margin from the DVD business as well as a decrease of approximately $60,000 of gain on sale of asset. These factors were partially offset by a decrease in SG&A expense of approximately $250,000 year over year.

The following table sets forth a reconciliation of net income (loss) to EBITDA from operations before restructuring charges, stock compensation expense, and (gain) loss on sale of assets (“Adjusted EBITDA”) for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Net income (loss)	$(576,108)	$183,149
Income tax expense	22,500	22,000
Interest expense, net	301,248	178,604
Depreciation expense	680,790	572,190
Amortization of intangible merchant contracts	325,435	291,220
Restructuring charges	47,551	27,221
Stock compensation expense	26,945	17,828
(Gain) loss on sale of assets	710	(63,541)
Adjusted EBITDA from operations	$829,071	$1,228,671

Our Adjusted EBITDA decreased to $829,071 for the second quarter of fiscal 2012 from $1,228,671 for the second quarter of fiscal 2011. Adjusted EBITDA as a percentage of revenues decreased to 10.2% for the second quarter of fiscal 2012 from 14.8% for the second quarter of fiscal 2011. The decrease in Adjusted EBITDA from operations was due to lower gross margin contributed by our ATM and DVD services business for the second quarter of 2012 as compared to the gross margin contributed by our ATM and DVD services business for the second quarter of 2011, partially offset by a decrease in SG&A.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011:

Revenues

The Company reported total operating revenue of $16,451,430 for the six-month period ending June 30, 2012 as compared to $16,243,814 for the six month period ended June 30, 2011, an increase of 1.3% year over year.

Revenue from our ATM services business was up approximately 16.7% year over year for the six month period ending June 30, 2012. We ended June 30, 2012 with 193 more ATMs than we ended with on June 30, 2011, and processed 9.8% more surcharge transactions for the six month period ending June 2012 as compared to the six month period ending June 2011. During the six months ending June 30, 2012, we benefited from having ATM transactions from ATM portfolios acquired subsequent to the six months ending June 30, 2011. Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 24.3% year over year as the six months ending June 30, 2012 benefitted from a full quarter of this increase. We earned approximately $128,000 more interchange fees for six months ending June 30, 2012 than we earned for the six months ending June 30, 2011, due to a higher machine count and higher transactions per machine. Revenue from our DVD services business decreased approximately $1,830,000 for the six months ending June 30, 2012, compared to the six months ending June 30, 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Cost of Revenues

Our total cost of revenues from operations increased from $10,108,376 to $11,378,149 for the six-month period ended June 30, 2011 to the six-month period ended June 30, 2012. The increase was the result of approximately $2,776,000 of increased cost of revenues related to our ATM business. This increase was partially offset by approximately $1,507,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business increased primarily due to increased revenues, increased commission share resulting from renewals of customer contracts, as well as an increase in ATM maintenance costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue, and other reductions in cost of sales discussed below.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $2,776,000 increase was mainly due to increased commissions (or revenue share) due to higher revenues, new terms in certain customer renewal agreements, and increased first line and second line maintenance costs. Our cost of cash replenishment increased for the six months ending June 30, 2012, from the same period in 2011 mainly due to the increased number of Company-owned ATMs in 2012 as compared to 2011. Cost of cash decreased year over year, due to a lower interest rate from our cash provider. First line and second line maintenance fees also increased over last year due to the increase in Company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. Additionally, the Company reduced DVD library amortization due to the impairment of DVD titles in the third quarter of 2011, decreased DVD title purchases, and reduced processing costs. The contract cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for the six-month periods ended June 30, 2012 and 2011 were approximately 30.8% or $5,073,281 and approximately 37.8%, or $6,135,438 respectively. The decreased gross profit for the second quarter of 2012 versus the same period in 2011 was mainly attributable to increased ATM cost of sales and the decreased rental revenue from DVD services discussed above.

Gross profit in the ATM services business for the six-month period ended June 30, 2012 was 31.7%, which is lower than the 43.1% gross profit for the same period in 2011. The decrease in gross profit percentage in the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit in the DVD services business for the six-month period ended June 30, 2012 was 24.9%, which is higher than the 21.6% gross profit for the same period in 2011. The increase in gross profit percentage for the DVD services business was attributable to the decreased cost of revenues discussed above.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2012 and 2011 were $5,359,636 and $6,053,473 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Six Months Ended		2012 to 2011	2012 to 2011
	June 30, 2012	June 30, 2011	$ Change	% Change

Depreciation expense	$1,295,975	$1,147,514	$148,461	12.9%
Amortization of intangible merchant contracts	652,279	579,658	72,621	12.5%
Selling, general and administrative	3,319,691	3,774,512	(454,821)	(12.0%)
Restructuring charges	47,551	512,261	(464,710)	(90.7%)
Stock compensation expense	44,140	39,528	4,612	11.7%
Total operating expenses	$5,359,636	$6,053,473	$(693,837)	(11.5%)

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the six-month period ended June 30, 2012 to $1,295,975 from $1,147,514 for the same period in 2011. This increase in depreciation expense was mainly due to an increase of Company owned kiosks, as well as re-introduction of previously suspended DVD kiosk depreciation to coincide with re-deployment of warehoused machines. The warehousing of these machines was the result of cancellation of a contract with a major customer. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the six-month period ended June 30, 2012 to $652,279 from $579,658 for the same period in 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired subsequent to the second quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $3,319,691, or 20.2% of revenue for the six-month period ended June 30, 2012 from $3,774,512 or 23.2% of revenue for the six-month period ended June 30, 2011. The decrease in SG&A expenses was mainly due to approximately $270,000 of decreased headcount-related expenses, approximately $120,000 in reduced SG&A expenses related to cost of DVD kiosks leased in 2011 and $50,000 in reduced travel expenses.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The Company intends to pay Mr. McQuain the severance payments detailed in his Employment Agreement. The result of this separation coupled with other reductions in headcount was a restructuring charge of $512,261 recorded during the six month period ending June 30, 2011.

As of June 30, 2012, the Company had accrued $72,991 for severance obligations to Mr. McQuain included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

During the six-month period ended June 30, 2012, the Company incurred restructuring expenses due to headcount reductions of $47,551.

Stock Compensation Expense

For the six months ended June 30, 2012, we recorded stock compensation expense of $44,140, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the six months ended June 30, 2011, we recorded stock compensation expense of $39,528.

Interest Expense, Net

Interest expense, net, increased for the six-month period ended June 30, 2012 to $555,844 from $349,501 for the six-month period ended June 30, 2011. The increase was mainly due to portions of our two cash flow hedges becoming effective during the second quarter of 2012, as well as increased debt balances year over year. See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Gain on Sale of Assets

During the six-month period ended June 30, 2012, the Company recorded a gain on the sale of assets of approximately $20,493. This was the result of fully amortized DVD’s sold for cash. This gain was partially offset by a loss on sale of assets for approximately $710.

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

The following table sets forth a reconciliation of net loss to EBITDA from operations for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Net loss	$(867,416)	$(360,495)
Income tax expense	45,000	44,000
Interest expense, net	555,844	349,501
Depreciation expense	1,295,975	1,147,514
Amortization of intangible merchant contracts	652,279	579,658
EBITDA from operations	$1,681,682	$1,760,178

Our EBITDA from operations decreased to $1,681,682 for the first six months of fiscal 2012 from $1,760,178 for the first six months of fiscal 2011. The decrease was primarily due to approximately $737,000 of decreased margin from the ATM business coupled with approximately $325,000 of decreased margin from the DVD business as well as a decrease of approximately $44,000 from gain on sale of assets. These factors were partially offset by a decrease in SG&A expense of approximately $455,000 year over year, along with year over year decrease in restructuring charges of approximately $465,000.

The following table sets forth a reconciliation of net loss to EBITDA from operations before restructuring charges, stock compensation expense, gain on sale of assets and other non-operating expense (“Adjusted EBITDA”) for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Net loss	$(867,416)	$(360,495)
Income tax expense	45,000	44,000
Interest expense, net	555,844	349,501
Depreciation expense	1,295,975	1,147,514
Amortization of intangible merchant contracts	652,279	579,658
Restructuring charges	47,551	512,261
Stock compensation expense	44,140	39,528
Gain on sale of assets	(19,783)	(63,541)
Other non-operating expense, net	-	112,500
Adjusted EBITDA from operations	$1,753,590	$2,360,926

Our Adjusted EBITDA decreased to $1,753,590 for the six month period ending June 30, 2012 from $2,360,926 for the six month period ending June 30, 2011. Adjusted EBITDA as a percentage of revenues decreased to 10.7% for the six month period ending June 30, 2012 from 14.5% for the six month period ending June 30, 2011. The decrease in Adjusted EBITDA from operations was due to lower gross margin contributed by our ATM and DVD services business for the second quarter of 2012 as compared to the gross margin contributed by our ATM and DVD services business for the second quarter of 2011, partially offset by a decrease in SG&A.

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

Liquidity and Capital Resources

Financial Condition

	For the Six Months Ended		2012 to 2011	2012 to 2011
	June 30, 2012	June 30, 2011	$ Change	% Change

Net cash provided by operating activities	$1,666,482	$943,048	$723,434	76.7%
Net cash used in investing activities	(1,935,077)	(2,451,647)	516,570	(21.1%)
Net cash provided by (used in) financing activities	(405,517)	1,205,994	(1,611,511)	(133.6%)
Decrease in cash	$(674,112)	$(302,605)	$(371,507)

Operating Activities

During the first six months of 2012 net cash provided by operating activities amounted to $1,666,482. Net cash provided by operating activities amounted to $943,048 during the first six months of 2011. This increase was the result of lower inventory spending, a lower increase in accounts receivable in the first quarter of 2012, as well as an increase in accounts payable when compared to the first six months quarter of 2011.

Investing Activities

Net cash used in investing activities from operations for the first six months of 2012 was $1,935,077. This compares to net cash used in investing activities of $2,451,647 for the six-month period ended June 30, 2011. The decrease in cash used in investing activities from fiscal 2011 was mainly due to a decrease of cash paid for acquisitions of $375,000 from the first six months of 2011 compared to the first six months of 2012.

Financing Activities

Net cash used in financing activities was $405,517 due to pay-down of senior lender notes (discussed in Financial Footnote #4 “Senior Lenders’ Notes Payable”) and capital leases during the first six months of 2012. This compared to funds provided by financing activities of $1,205,994 for the same period in fiscal 2011.

Working Capital

As of June 30, 2012, the Company had current assets of $3,059,418 and current liabilities of $8,679,106, which results in negative working capital of $5,619,688. This compares to a working capital deficit of $5,447,845 that existed at December 31, 2011. In order to overcome these working capital constraints and to meet our obligations, the Company may need to raise additional funds through debt or equity offerings. There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management. In interim period(s) prior to this potential procurement of capital, the Company may need additional waivers from our bank in the form of principal payment forbearance, as well as waivers on meeting certain covenants.

Significant Changes in Balance Sheet Accounts

As of June 30, 2012, cash and cash equivalents decreased $674,112 to $301,251 from the December 31, 2011 balance of $975,363. The decrease was primarily due to decreased profit margin stemming from higher revenue share from renewals of two major customer contracts.

As of June 30, 2012, accounts payable and accrued liabilities, decreased $369,547 to $5,334,698 from the December 31, 2011 balance of $5,704,245. The decrease was mainly due to $1,000,000 of accounts payable paid during the first quarter 2012 relating to the purchase of the Rocky Mountain ATM portfolio (Kum and Go). (See Financial Footnote #3 “Acquisitions of Assets” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding this acquisition). This decrease was partially offset by increases in other trade accounts payable.

As of June 30, 2012, inventory decreased $536,933 to $1,361,799 from the December 31, 2011 balance of $1,898,732. This was the result of re-deploying DVD kiosks during the quarter, that were in the warehouse at the end of fiscal 2011. This redeployment also contributed to the $909,528 increase in net fixed assets from the end of fiscal 2011 to June, 30 2012.

Additional Funding Sources

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew. As of June 30, 2012, the Company had 250 ATMs funded by WSFS with a vault cash outstanding balance of approximately $10,005,000 in connection with this arrangement.

•	Elan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Elan allowing us to obtain up to $100,000,000 in vault cash. The Elan contract may be terminated by Elan at any time upon breach by us and upon the occurrence of certain other events. As of June 30, 2012, the Company had 2,043 ATMs funded by Elan with a vault cash outstanding balance of approximately $44,877,000.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of June 30, 2012, Nationwide had 37 branded financial partners, which funded 351 ATMs.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Interim President and Interim Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A ,filed with the SEC on January 28, 2011).

4.1	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.2	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.3	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).*

4.4	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 20, 2012 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Lock Ireland

---------------------------------

Lock Ireland

Interim Chief Executive Officer, Vice Chairman and Director

(interim principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of August, 2012.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Lock Ireland	Interim Chief Executive Officer, Vice Chairman and Director
Lock Ireland	(interim principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A ,filed with the SEC on January 28, 2011).

4.1	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.2	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.3	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).*

4.4	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.