Form 10-Q/A
period 2012-06-30
GLOBAL AXCESS CORP
filed 2012-08-31
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Global Axcess Corp’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission (the “Commission”) on August 20, 2012 (the “Form 10-Q”), is to furnish as exhibits to the Form 10-Q, pursuant to Rule 405 of Regulation S-T promulgated by the Commission, the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.2	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.3	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 10-Q, filed with the SEC on August 20, 2012).

4.4	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*Filed herewith.

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of August 31st, 2012 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ Kevin L. Reager
Kevin L. Reager
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of August, 2012.

Signature	Title

/s/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/s/ Kevin L. Reager	Chief Executive Officer and Director
Kevin L. Reager	(principal executive officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.2	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.3	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 10-Q, filed with the SEC on August 20, 2012).

4.4	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

*Filed herewith.

^In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) related information in Exhibit No. (101) to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any registration statement pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific preference in such filing.

