Form 10-Q
period 2012-09-30
GLOBAL AXCESS CORP
filed 2012-11-19
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________

000-17874
(Commission file number)
___________________

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

As of November 14, 2012, the registrant had 22,738,885 shares outstanding of its common stock, $0.001 par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$141,887	$975,363
Accounts receivable, net of allowance of $56,116 in 2012 and $26,451 in 2011	1,155,524	1,034,938
Inventory, net of allowance for obsolescence of $182,572 in 2012 and 2011	1,187,811	1,898,732
Deferred tax asset - current	1,975,211	315,960
Prepaid expenses and other current assets	157,573	115,602
Total current assets	4,618,006	4,340,595

Fixed assets, net	9,736,607	9,241,824

Other assets
Merchant contracts, net	11,546,450	12,435,353
Intangible assets, net	1,083,134	4,459,334
Deferred tax asset - non-current	-	1,659,251
Other assets	129,084	692,027

Total assets	$27,113,281	$32,828,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,560,890	$5,704,245
Interest rate swap contract	646,910	-
Note payable - related party - current portion, net	20,223	33,100
Notes payable - current portion	17,427	18,922
Senior lenders' notes payable - current portion, net	12,196,484	3,715,796
Capital lease obligations - current portion	239,992	316,377
Total current liabilities	18,681,926	9,788,440

Long-term liabilities
Interest rate swap contract	-	605,479
Note payable - related party - long-term portion	-	11,229
Notes payable - long-term portion	13,021	25,651
Senior lenders' notes payable - long-term portion	-	8,633,960
Capital lease obligations - long-term portion	58,336	46,979
Total liabilities	18,753,283	19,111,738

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized,
23,225,358 and 23,174,108 shares issued and 22,738,885 and 22,712,977 shares
outstanding at September 30, 2012 and December 31, 2011, respectively	22,789	22,763
Additional paid-in capital	23,707,736	23,606,308
Accumulated other comprehensive loss	(502,695)	(605,479)
Accumulated deficit	(14,620,973)	(9,075,687)
Treasury stock; 486,473 and 461,131 shares of common stock at cost
at September 30, 2012 and December 31, 2011, respectively	(246,859)	(231,259)
Total stockholders' equity	8,359,998	13,716,646
Total liabilities and stockholders' equity	$27,113,281	$32,828,384

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Revenues	$7,909,112	$8,055,922

Cost of revenues	5,785,763	4,952,102
Gross profit	2,123,349	3,103,820

Operating expenses
Depreciation expense	663,844	508,697
Amortization of intangible merchant contracts	325,421	299,872
Impairment of long-lived assets	3,338,732	1,085,194
Selling, general and administrative	1,521,649	1,933,074
Restructuring charges	-	421,046
Stock compensation expense	31,573	34,719
Total operating expenses	5,881,219	4,282,602
Operating loss from operations
before items shown below	(3,757,870)	(1,178,782)

Interest expense, net	(515,417)	(194,052)
Debt restructuring charges	(395,000)	-
Gain on sale of assets	12,917	4,000
Loss from operations before income tax expense	(4,655,370)	(1,368,834)
Income tax expense	(22,500)	(22,000)
Net loss	$(4,677,870)	$(1,390,834)

Loss per common share - basic:
Net loss per common share	$(0.21)	$(0.06)

Loss per common share - diluted:
Net loss per common share	$(0.21)	$(0.06)

Weighted average common shares outstanding:
Basic	22,738,720	22,620,543
Diluted	22,738,720	22,620,543

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Net loss	$(4,677,870)	$(1,390,834)

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	18,791	(244,515)
Reclassification adjustment on
cash flow hedge into earnings	144,215	-
Total other comprehensive income (loss)	163,006	(244,515)

Total comprehensive loss	$(4,514,864)	$(1,635,349)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Revenues	$24,360,542	$24,299,736

Cost of revenues	17,163,912	15,060,478
Gross profit	7,196,630	9,239,258

Operating expenses
Depreciation expense	1,959,819	1,656,211
Amortization of intangible merchant contracts	977,700	879,530
Impairment of assets and long-lived assets	3,338,732	1,085,194
Selling, general and administrative	4,841,340	5,707,587
Restructuring charges	47,551	933,307
Stock compensation expense	75,713	74,247
Total operating expenses	11,240,855	10,336,076
Operating loss from operations
before items shown below	(4,044,225)	(1,096,818)

Interest expense, net	(1,071,261)	(543,552)
Debt restructuring charges	(395,000)	-
Gain on sale of assets	32,700	67,541
Other non-operating expense, net	-	(112,500)
Loss from operations before income tax expense	(5,477,786)	(1,685,329)
Income tax expense	(67,500)	(66,000)
Net loss	$(5,545,286)	$(1,751,329)

Loss per common share - basic:
Net loss per common share	$(0.24)	$(0.08)

Loss per common share - diluted:
Net loss per common share	$(0.24)	$(0.08)

Weighted average common shares outstanding:
Basic	22,730,317	22,491,025
Diluted	22,730,317	22,491,025

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Net loss	$(5,545,286)	$(1,751,329)

Other comprehensive income (loss):
Unrealized loss on cash flow hedges	(41,431)	(244,515)
Reclassification adjustment on
cash flow hedge into earnings	144,215	-
Total other comprehensive income (loss)	102,784	(244,515)

Total Comprehensive loss	$(5,442,502)	$(1,995,844)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(5,545,286)	$(1,751,329)
Stock based compensation	75,713	74,247
Stock options issued to consultants in lieu of cash compensation	10,141	4,226
Depreciation expense	1,959,819	1,656,211
Amortization of intangible merchant contracts	977,700	879,530
Amortization of capitalized loan fees	144,397	56,355
Impairment of assets and long-lived assets	3,338,732	1,085,194
Non-cash restructuring charges	-	(20,563)
Allowance for doubtful accounts	(56,116)	-
Gain on sale of assets	(32,700)	(67,541)
Change in accounts receivable, net	(64,470)	(452,681)
Change in inventory, net	134,728	(1,543,162)
Change in prepaid expenses and other current assets	(41,971)	(39,138)
Change in other assets	(15,135)	(28,327)
Change in intangible assets, net	(15,694)	(107,732)
Change in interest rate swap contract	144,215	-
Change in accounts payable and accrued liabilities	856,645	380,636
Net cash provided by operating activities	1,870,718	125,926

Cash flows from investing activities:
Cash paid for Tejas acquisition	-	(1,375,000)
Proceeds from sale of property and equipment	-	122,500
Cash paid for Kum and Go acquisition	(1,000,000)	-
Costs of acquiring merchant contracts	(88,797)	(18,074)
Purchase of fixed assets	(1,080,383)	(1,418,676)
Net cash used in investing activities	(2,169,180)	(2,689,250)
		-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	32,300
Proceeds from senior lenders' notes payable	1,589,031	4,895,280
Principal payments on senior lenders' notes payable	(1,742,303)	(2,195,612)
Principal payments on notes payable	(14,125)	(16,061)
Principal payments on note payable - related party	(24,106)	(21,516)
Principal payments on capital lease obligations	(343,511)	(342,387)
Net cash provided by (used in) financing activities	(535,014)	2,352,004
Decrease in cash and cash equivalents	(833,476)	(211,320)
Cash and cash equivalents, beginning of period	975,363	1,743,562
Cash and cash equivalents, end of the period	$141,887	$1,532,242

Cash paid for interest	$745,572	$507,853
Cash paid for income taxes	$52,718	$51,486

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	September 30, 2012	September 30, 2011

The significant non-cash investing and financing activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$608,893	(423,554)
Non-cash accrued interest expenses on swap agreement with senior lender	(41,431)	(585,743)
Total non-cash operating activities	$567,462	$(1,009,297)

Investing activities:
Purchase of assets under capital lease obligations	$278,483	$-
Net transfer of de-installed net fixed assets (to) from inventory	(608,893)	423,554
Total non-cash investing activities	$(330,410)	$423,554

Acquisition of assets of Tejas:
Computer equipment	$-	$25,400
DVD inventory	-	88,916
Merchant contracts	-	1,366,684
Assets acquired	-	1,481,000
Common stock issued, subject to restrictions	-	(106,000)
Cash paid for Tejas acquisition	$-	$1,375,000

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 25,342 and 287,437 shares of common stock at
cost for the nine months ended September 30, 2012 and 2011, respectively	$(15,600)	$(138,545)
Total non-cash financing activities	$(15,600)	$(138,545)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services. Nationwide Ntertainment Services, Inc. was formed during fiscal 2009. These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services. The Company currently owns, manages or operates a total of approximately 5,200 ATMs and DVD kiosks in its national network spanning 47 states.

Reclassifications

Certain amounts in the fiscal year 2011 consolidated financial statements have been reclassified to conform to the fiscal year 2012 presentation. Such reclassifications had no effect on the net income or stockholders’ equity as previously reported.

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month and nine-month periods ended September 30, 2012 and 2011:

Revenues:

	For the Three Months Ended
	September 30, 2012	September 30, 2011

ATM Surcharge / Convenience Fee revenue	$4,886,223	$4,161,954
ATM Interchange revenue	1,670,097	1,748,940
ATM Processing revenue	38,235	45,615
ATM Sales revenue	62,183	95,823
Other ATM revenue	285,243	316,907
DVD Rental revenue	967,131	1,686,683
Total revenue	$7,909,112	$8,055,922

	For the Three Months Ended
	September 30, 2012	September 30, 2011

ATM Operating revenue	$6,879,797	$6,273,416
ATM Sales revenue	62,183	95,823
DVD Operating revenue	967,132	1,686,683
Total revenue	$7,909,112	$8,055,922

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

ATM Surcharge / Convenience Fee revenue	$14,692,884	$12,049,106
ATM Interchange revenue	5,237,313	5,188,350
ATM Processing revenue	122,265	136,500
ATM Sales revenue	264,957	231,287
Other ATM revenue	905,438	1,005,282
DVD Rental revenue	3,137,685	5,689,211
Total revenues	$24,360,542	$24,299,736

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

ATM Operating revenue	$20,957,900	$18,379,238
ATM Sales revenue	264,957	231,287
DVD Operating revenue	3,137,685	5,689,211
Total revenues	$24,360,542	$24,299,736

Cost of Revenues:

	For the Three Months Ended
	September 30, 2012	September 30, 2011

ATM Merchant residual / commission costs	$3,204,954	$2,062,588
ATM Cost of cash	740,693	661,208
ATM Processing costs	290,526	287,026
ATM Communication costs	108,461	101,724
ATM Sales costs	65,734	79,612
Other ATM cost of revenues	589,343	430,347
DVD operating costs	786,052	1,329,597
Total cost of revenues	$5,785,763	$4,952,102

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Cost of ATM Operating revenue	$4,933,977	$3,542,893
ATM Sales costs	65,734	79,612
Cost of DVD Operating revenue	786,052	1,329,597
Total cost of revenues	$5,785,763	$4,952,102

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

ATM Merchant residual / commission costs	$9,555,609	$5,984,544
ATM Cost of cash	2,267,970	2,016,700
ATM Processing costs	816,882	863,330
ATM Communication costs	338,968	304,382
ATM Sales costs	172,709	198,419
Other ATM cost of revenues	1,594,747	1,225,897
DVD operating costs	2,417,027	4,467,206
Total cost of revenues	$17,163,912	$15,060,478

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Cost of ATM Operating revenue	$14,574,176	$10,394,853
ATM Sales costs	172,709	198,419
Cost of DVD Operating revenue	2,417,027	4,467,206
Total cost of revenues	$17,163,912	$15,060,478

Inventory

The components of inventory as of September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30, 2012	December 31, 2011

ATM parts and supplies	$200,681	$150,585
Automated teller machines	192,689	197,971
DVD rental kiosks	515,652	1,106,338
DVD library	461,361	626,410
	1,370,383	2,081,304
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,187,811	$1,898,732

Fixed Assets

The components of fixed assets for the periods ended September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30, 2012	December 31, 2011

Automated teller machines	$14,419,756	$12,839,512
DVD rental kiosks	4,297,651	3,446,242
Furniture and fixtures	455,787	455,787
Computers, equipment and software	3,621,391	3,450,568
Automobiles	473,641	473,641
Leasehold equipment	84,946	72,533
	23,353,172	20,738,283
Less: accumulated depreciation and amortization	13,616,565	11,496,459
Fixed assets, net	$9,736,607	$9,241,824

Intangible Assets – Goodwill and Merchant Contracts

The following table summarizes Intangible Assets and Merchant Contracts at September 30, 2012:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$942,149	$168,286	$773,863
Other intangible assets	567,222	257,951	309,271
Merchant contracts, net	18,557,530	7,011,080	11,546,450
Total intangible assets, net and merchant contracts, net	$20,066,901	$7,437,317	$12,629,584

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

For the three months ended September 30, 2012 there were stock options outstanding to acquire 1,035,844  shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive. For the three months ended September 30, 2011 there were stock options outstanding to acquire 1,875,876 shares of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Numerator
Loss from continuing operations	$(4,677,870)	$(1,390,834)

Numerator for diluted loss per share
available to common stockholders	$(4,677,870)	$(1,390,834)

Denominator
Weighted average shares	22,738,720	22,620,543
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted
weighted shares after assumed exercises	22,738,720	22,620,543

Loss per common share - basic:
Net loss per common share	$(0.21)	$(0.06)

Loss per common share - diluted:
Net Loss per common share	$(0.21)	$(0.06)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Numerator
Loss from continuing operations	$(5,545,286)	$(1,751,329)

Numerator for diluted loss per share
available to common stockholders	$(5,545,286)	$(1,751,329)

Denominator
Weighted average shares	22,730,317	22,491,025
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted
weighted shares after assumed exercises	22,730,317	22,491,025

Loss per common share - basic:
Net loss per common share	$(0.24)	$(0.08)

Loss per common share - diluted:
Net loss per common share	$(0.24)	$(0.08)

Deferred Tax Asset

In accordance with Financial Accounting Standards Board (“FASB”) guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

The Company had net deferred tax assets of $1,975,211 at September 30, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. Even though the Company incurred a loss in fiscal 2011 and 2010, it had taxable income for the two years prior and believes that based upon its business plan, it will return to future profitability, and as such, a portion of its net deferred income tax assets at September 30, 2012, is realizable. If future operating results generate taxable losses, it may be necessary to increase valuation allowances to reduce the amount of the deferred income tax assets to realizable value. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Accounts payable	$1,719,587	$2,457,270
Accrued commissions/residual payments	2,178,460	1,404,360
Accrued cost of cash and cash replenishment expenses	442,855	415,330
Accrued payroll	237,630	333,669
Accrued severance	-	237,391
Accrued audit fees	92,625	88,700
Accrued interest	182,865	1,573
Accrued legal fees	14,769	59,858
Asset retirement obligation	99,430	99,430
Accrued taxes	105,907	249,164
Other	486,762	357,500
Accounts payable and accrued liabilities	$5,560,890	$5,704,245

4. SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	September 30, 2012	December 31, 2011

Fifth Third Bank, term loan (1)	$2,013,889	$2,500,000
Fifth Third Bank, equipment finance line (2)	7,204,824	6,538,897
Fifth Third Bank, draw loan (3)	240,104	743,150
Fifth Third Bank, draw loan #2 (4)	517,043	827,782
Fifth Third Bank, $1.65 million draw loan (5)	1,015,990	1,211,416
Fifth Third Bank, $3.0 million contract facility (6)	85,880	92,400
Fifth Third Bank, $1.0 million contract facility (7)	916,218	200,000
Fifth Third Bank, $250 thousand contract facility (8)	202,536	236,111
	12,196,484	12,349,756
Less: current portion	12,196,484	3,715,796
Long-term portion, net of senior lenders' notes payable	$(0)	$8,633,960

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

Effective June 1, 2012 the Company entered into a refinancing agreement on several of its credit facilities that effectively extended the amortization of principal from an average of 36 months to an average of 48 months. Additionally, this amendment called for no principal payments for June and July 2012 on select facilities; with principal payments on these facilities reset to August 1. In exchange for the extension of the amortization, the interest rate on all affected debt increased to one month LIBOR plus 750 basis points through March 2013. The affected facilities listed below are (2), (3), (5), (6), and (7). In additions to this agreement, effective September 30, 2012, the Company entered into an amendment for which certain specified draw loans were amended to forego principal payments until maturity or acceleration, or such other date that all other amounts of obligations are to be paid in full. This amendment reset interest back to rates that existed prior to the June 1, 2012 amendment.

Effective August 13, 2012 and then again on September 28, 2012, the Company entered into amendments with Fifth Third Bank which required certain cash flow forecasts and for which certain specified draw loans were amended to forego principal payments ultimately until maturity or acceleration, or such other date that all other amounts of obligations are to be paid in full by December 1, 2012. Loans (1), (2), (3), (4), (5), (6), and (7) below were effected. As a result, all outstanding Fifth Third loans and related interest rate swaps have been reclassified to current liabilities.

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the original Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The original Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of September 30, 2012, the interest rate on this facility was 5.5%.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third are used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which effectively fixed its LIBOR interest rate at 2.45% as of April 1, 2012. By fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, interest rate paid on the $3,976,531 equipment lease schedule was 6.45% beginning April 1, 2012. The Company entered into a minor modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. All other terms of the hedge remained as originally agreed upon. As a result of the August 13, 2012 amendment entered into with the bank, the terms of the swap were altered. This rendered the hedge ineffective. As a result, the mark to market fair value amount between the company and its counter party was booked to interest expense during the quarter. As of September 30, 2012, the Company had drawn down a total of $7,538,650 against the Lease Agreement. $3,227,385 of the total draw down will be on an interim interest-only schedule. As of September 30, 2012, the interest rate on this facility was 5.5%.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The original Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of September 30, 2012, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $240,104. As of September 30, 2012, the interest rate on this facility was 5.5%.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of September 30, 2012, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $517,043. As of September 30, 2012, the interest rate on this facility was 9.2%.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. Additionally, this draw loan was part of the refinancing amendment effective June 1, 2012. The amended promissory note as of June 1, 2012 increased interest to one month LIBOR plus 750 basis points. As of September 30, 2012, the Company had drawn down $1,520,162 against the Amendment and had an outstanding principal balance of $1,015,989. As of September 30, 2012, the interest rate on this facility was 5.5%.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million. On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory notes carry interest of one month LIBOR plus 750 basis points. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of September 30, 2012, the Company had an outstanding principal balance of $85,880 against the $3.0 m credit facility. As of September 30, 2012, the interest rate on this facility was 6.2%.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million. On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original promissory note carries interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of September 30, 2012, the Company had an outstanding principal balance of $916,219 against the $1.0m credit facility. As of September 30, 2012, the interest rate on this facility was 6.2%.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000. On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of September 30, 2012, the Company had an outstanding principal balance of $202,536 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at September 30, 2012 was 6.2%.

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which swapped the interest rate on the Company’s vault cash. The effective date of the rate swap was June 1, 2012. Beginning in June, the Company began realizing the difference between its variable rate, and effectively fixed rate, a difference of 1.29%.

On November 13, 2012 the company entered into a forbearance agreement and amendment with Fifth Third Bank. The Forbearance Agreement operates as a forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreements. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the date of the Forbearance Agreement and ending on the date which is the earliest of (i) February 15, 2013, (ii) the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement).

The Forbearance Agreement also operates as an omnibus amendment to certain terms contained in the Loan Agreements, in exchange for certain agreements and representations made by the Company.

Revolving Loans

Under the Forbearance Agreement, Fifth Third agrees to make certain loans available to the Company up to an aggregate principal amount of $1.0 million (which may be increased to $1.5 million at the sole discretion of Fifth Third) under the terms of a revolving note attached to the Forbearance Agreement. Interest on these revolving loans will accrue at an annual rate of LIBOR + 12.0%. Proceeds under the revolving loans may only be used as specified in the Company’s approved budget (as discussed below) and the Company must pay a $30,000 closing fee associated with the loan.

Sale Covenants

The Forbearance Agreement also calls for the Company to deliver evidences, at certain pre-designated times of commitments, in form and substance acceptable to Fifth Third, related to a reorganization of the Company, including: offering memoranda, letters of intent, definitive offers, and definitive purchase agreements for the sale of all or substantially all company assets and/or the businesses of the company. The Forbearance Agreement calls for the reorganization of the Company to be completed no later than February 15, 2013 (or such later date as the parties may agree).

Budget Covenants

The Forbearance Agreement also requires the Company to comply with certain cash flow and budget forecast covenants. Specifically, the Company must deliver cash flow forecasts and reconciliations (and explanations of material variances) to Fifth Third on a weekly basis. Pursuant to these covenants (an extension of the requirement put in place by the September 28, 2012 amendment to the Loan Agreements), the Company must also (i) generate cash receipts in an amount equal to at least ninety percent (90%) of the aggregate amount set forth in the weekly budget projections (with a reference period beginning on October 15, 2012), and (ii) make aggregate cash disbursements no greater than ten percent (10%) more than the amount set in the weekly budget projections (with a reference period beginning on September 10, 2012). Furthermore, any proceeds collected by the Company based on enumerated collateral, must only be used for the purposes specified in the Company’s provided budget.

Management Structuring

The Forbearance Agreement requires that, at all times when the Forbearance Agreement is active, the Company’s Chief Executive Officer shall be Kevin Reager (the Company’s current Chief Executive Officer), or such other person as may be agreed to by Fifth Third.

The Forbearance Agreement also requires the Company to appoint a new Chief Restructuring Officer, who will be empowered to manage the day-to-day operations of the Company and facilitate the Company’s efforts to reorganize through consummation of a strategic transaction. To such end, the Chief Restructuring Officer will also be empowered to explore, negotiate, and execute, deliver and consummate (subject to approvals of the Company’s board of directors and shareholders, as required by law) any agreements related to such strategic transactions.

The Company has appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer pursuant to this requirement.

Outside Consultants

The Forbearance Agreement also requires the Company to continue to retain a specified consulting firm, who will monitor and report to Fifth Third on several aspects of the Company’s business and financial condition (an extension and reiteration of the requirement put in place by amendments of the Loan Agreements effective August 13, 2012 and September 28, 2012). The Company must also continue its engagement of a specified investment banker, to assist the Company in connection with such strategic alternatives as the investment banker, the consultant or the Company may propose which are acceptable to Fifth Third (also an extension and reiteration of the requirements put in place by the August 13, 2012 and September 28, 2012 amendments).

Additional Commitments

The following additional commitments were also made by the Company in connection with the Amendment:

With respect to all covered obligations of the Company to Fifth Third, the Company must present term sheets (with investors or other lenders) for refinancing such obligations by October 31, 2012, binding commitments to such refinancing by November 30, 2012 and have closed such refinancing by December 31, 2012.

The Company must deliver certain waivers of its landlords related to its leased locations.

The Company must provide requested information to Fifth Third on a specified piece of pending litigation involving the Company.

The Company is restricted, by the terms of the Amendment from making or paying certain distributions or dividends, advances, loans, redemptions, prepayments, management fees, or other specified payments or set-asides.

Except as modified by the Forbearance Agreement, the terms of the Loan Agreements and the Lease Agreement (and each of the related equipment schedules), as amended, remain in full force and effect.

The foregoing description of the Forbearance Agreement, including all exhibits attached thereto, is qualified in its entirety by reference to the text of the Forbearance Agreement, a copy of which is attached to this Current Report on Form 8-K (this “Report”) as Exhibit 4.1.

(See 8-K filing “Fifth Third Forbearance Agreement” filed on November 14, 2012 for details on specific agreements and representations made by the Company relating to this agreement.)

5. COMMITMENTS AND CONTINGENCIES

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2012 and 2013. The average interest rate paid on these lease payments is approximately 9.6% per annum. As of September 30, 2012, $298,328 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

7. INCOME TAXES

The effective tax rates for the nine months ended September 30, 2012 and 2011 were -1.2% and -3.9%, respectively.  The effective tax rates for the nine months ended September 30, 2012 differs from our expected tax rate for the period then-ended primarily due to the tax effects from the change in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at September 30, 2012 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

At December 31, 2011, the Company had net operating loss carryforwards remaining of approximately $25.5 million that may be offset against future taxable income through 2031.

For the nine months ended September 30, 2012, there was no change in gross unrecognized tax benefits. Our total gross unrecognized tax benefit at September 30, 2012 was $1,147,200, of which, if recognized, would favorably affect the effective income tax rate in any future period.

As of September 30, 2012, management believes the Company’s net deferred tax assets will be utilized in the coming year as a result of the forbearance agreement (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement) and accordingly classified all net deferred tax assets as current.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties.  As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at September 30, 2012.

There were no income tax audits during the nine months ended September 30, 2012.  With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2009, and all subsequent years.

8. CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended September 30, 2012:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, June 30, 2012	22,728,795	$22,779	$23,670,573	$(9,943,103)	$(665,701)		$(241,259)	$12,843,289

Stock compensation expense	-	-	31,573	-	-	-	-	31,573

Stock options exercised, cashless	10,090	10	5,590	-			(5,600)	-

Other comprehensive income	-	-	-	-	163,006	163,006	-	163,006

Net loss	-	-	-	(4,677,870)	-	(4,677,870)	-	(4,677,870)
						(4,514,864)

Balances, September 30, 2012	22,738,885	$22,789	$23,707,736	$(14,620,973)	$(502,695)		$(246,859)	$8,359,998

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$646,910	$-	$646,910	$-

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $646,910 as of September 30, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI"). Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. Prior to the quarter ending September 30, 2012, the Company only utilized fixed-for-floating interest rate swaps in which the underlying pricing terms agree in all material respects, including the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Due to the August 13, 2012 amendment entered into during the third quarter, as well as the Forbearance Agreement executed with the bank, the derivative instrument relating to the Company’s equipment lease have been deemed completely ineffective from a cash flow hedging standpoint. As these agreements changed terms of the underlying notional amount, the terms of the hedge was modified resulting in fair value of the Company's cash flow hedge being moved from “OCI” on the company’s balance sheet to interest expense on the company’s income statement in relation to the Company's consolidated financial statements. The amount of this reclassifications was $144,215 (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances).

The interest rate swap contract entered into with respect to the Company's equipment lease schedule effectively modifies the Company's exposure to interest rate risk by converting the Company's monthly floating LIBOR rate to a fixed rate. This contract is in place through March 31, 2015 for $3,976,531 which changed with the latest forbearance agreement. The Company entered into a minor modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. See Financial Footnote #4 “Senior Lender Notes’ Payable” regarding the details of this amendment.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues:
ATM Services	$6,941,981	$6,369,239	$21,222,857	$18,610,525
DVD Services - The Exchange	967,131	1,084,734	3,137,685	3,257,209
DVD Services - Other	-	601,949	-	2,432,002
Corporate Support	-	-	-	-
Consolidated revenues	$7,909,112	$8,055,922	$24,360,542	$24,299,736

Gross profit:
ATM Services	$1,942,270	$2,746,734	$6,475,972	$8,017,308
DVD Services - The Exchange	181,079	324,391	720,658	1,329,786
DVD Services - Other	-	32,695	-	(107,836)
Corporate Support	-	-	-	-
Consolidated gross profit	$2,123,349	$3,103,820	$7,196,630	$9,239,258

SG&A:
ATM Services	$937,656	$1,052,551	$2,987,674	$3,088,763
DVD Services - The Exchange	152,704	176,764	522,339	540,029
DVD Services - Other	-	189,316	-	763,490
Corporate Support	431,289	514,443	1,331,327	1,315,305
Consolidated SG&A	$1,521,649	$1,933,074	$4,841,340	$5,707,587

Stock compensation expense:
ATM Services	$-	$-	$-	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	-	-	-
Corporate Support	31,573	34,719	75,713	74,247
Consolidated stock compensation expense	$31,573	$34,719	$75,713	$74,247

Depreciation & Amortization:
ATM Services	$619,986	$484,325	$1,834,931	$1,445,432
DVD Services - The Exchange	292,959	87,581	873,627	173,189
DVD Services - Other	-	160,608	-	688,249
Corporate Support	76,320	76,055	228,961	228,871
Consolidated depreciation & amortization	$989,265	$808,569	$2,937,519	$2,535,741

Impairment of assets and long-lived assets:
ATM Services	$3,338,732	$-	$3,338,732	$-
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	1,085,194	-	1,085,194
Corporate Support	-	-	-	-
Consolidated impairment of assets and long-lived assets	$3,338,732	$1,085,194	$3,338,732	$1,085,194

Restructuring charges:
ATM Services	$-	$1,863	$47,551	$64,601
DVD Services - The Exchange	-	-	-	-
DVD Services - Other	-	419,183	-	419,183
Corporate Support	-	-	-	449,523
Consolidated restructuring charges	$-	$421,046	$47,551	$933,307

Operating loss:
ATM Services	$(2,954,104)	$1,207,995	$(1,732,916)	$3,418,512
DVD Services - The Exchange	(264,584)	60,046	(675,308)	616,568
DVD Services - Other	-	(1,821,606)	-	(3,063,952)
Corporate Support	(539,182)	(625,217)	(1,636,001)	(2,067,946)
Consolidated operating loss	$(3,757,870)	$(1,178,782)	$(4,044,225)	$(1,096,818)

Net loss:
ATM Services	$(2,981,844)	$1,180,091	$(1,823,153)	$3,318,140
DVD Services - The Exchange	(263,050)	60,046	(653,255)	616,512
DVD Services - Other	-	(1,821,606)	-	(2,962,911)
Corporate Support	(1,432,976)	(809,365)	(3,068,878)	(2,723,070)
Consolidated net loss	$(4,677,870)	$(1,390,834)	$(5,545,286)	$(1,751,329)

Adjusted EBITDA:
ATM Services	$1,004,614	$1,694,183	$3,488,298	$4,928,600
DVD Services - The Exchange	28,375	147,627	198,319	789,702
DVD Services - Other	-	(156,621)	-	(871,326)
Corporate Support	(431,289)	(514,443)	(1,331,327)	(1,315,305)
Consolidated Adjusted EBITDA	$601,700	$1,170,746	$2,355,290	$3,531,671

The following table summarizes total assets by segment for the periods indicated:

	September 30, 2012	December 31, 2011
Assets:
ATM Services	$23,372,091	$28,062,465
DVD Services	3,741,190	4,765,919
Consolidated assets	$27,113,281	$32,828,384

11. RESTRUCTURING CHARGES

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. The result of this separation coupled with other reductions in headcount was a restructuring charge of $512,261 recorded during the nine month period ending September 30, 2011. The company also incurred an additional $19,674 in expenses related to headcount reductions during the nine month period ended September 30, 2011.

As of September 30, 2012, the Company had paid its severance obligation in full to Mr. McQuain.

During the nine-month period ended September 30, 2012, the Company incurred restructuring expenses due to headcount reductions of $47,551.

12. DEBT RESTRUCTURING CHARGES

During the nine-month period ended September 30, 2012, the Company incurred debt restructuring expenses of $395,000. These expenses include bank fees, legal expenses occurred by the bank in relation to these amendments, as well as fees for consultants the Company was required to hire as a condition of these amendments.

13.	IMPAIRMENT OF LONG LIVED ASSETS

During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the Company’s stock coupled with decreases in the company’s profit margin.

We estimated the fair value of the ATM business utilizing a combination of market multiple valuation metrics used in our industry and the present value of discounted cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $3,247,497.

Additionally, the company identified a group of ATM’s that were no longer useful to the Company. These ATM’s were sold subsequent to September 30, 2012. During the quarter, these ATM’s were written down to their fair market value based on future proceeds to be realized. The impairment charge was $91,235.

14. SUBSEQUENT EVENTS

On November 13, 2012 the company entered into a forbearance agreement and amendment with Fifth Third Bank. The Forbearance Agreement operates as a forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreements. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the date of the Forbearance Agreement and ending on the date which is the earliest of (i) February 15, 2013, (ii) the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement).

The Forbearance Agreement also operates as an omnibus amendment to certain terms contained in the Loan Agreements, in exchange for certain agreements and representations made by the Company.

Revolving Loans

Under the Forbearance Agreement, Fifth Third agrees to make certain loans available to the Company up to an aggregate principal amount of $1.0 million (which may be increased to $1.5 million at the sole discretion of Fifth Third) under the terms of a revolving note attached to the Forbearance Agreement. Interest on these revolving loans will accrue at an annual rate of LIBOR + 12.0%. Proceeds under the revolving loans may only be used as specified in the Company’s approved budget (as discussed below) and the Company must pay a $30,000 closing fee associated with the loan.

Sale Covenants

The Forbearance Agreement also calls for the Company to deliver evidences, at certain pre-designated times of commitments, in form and substance acceptable to Fifth Third, related to a reorganization of the Company, including: offering memoranda, letters of intent, definitive offers, and definitive purchase agreements for the sale of all or substantially all company assets and/or the businesses of the company. The Forbearance Agreement calls for the reorganization of the Company to be completed no later than February 15, 2013 (or such later date as the parties may agree).

Budget Covenants

The Forbearance Agreement also requires the Company to comply with certain cash flow and budget forecast covenants. Specifically, the Company must deliver cash flow forecasts and reconciliations (and explanations of material variances) to Fifth Third on a weekly basis. Pursuant to these covenants (an extension of the requirement put in place by the September 28, 2012 amendment to the Loan Agreements), the Company must also (i) generate cash receipts in an amount equal to at least ninety percent (90%) of the aggregate amount set forth in the weekly budget projections (with a reference period beginning on October 15, 2012), and (ii) make aggregate cash disbursements no greater than ten percent (10%) more than the amount set in the weekly budget projections (with a reference period beginning on September 10, 2012). Furthermore, any proceeds collected by the Company based on enumerated collateral, must only be used for the purposes specified in the Company’s provided budget.

Management Structuring

The Forbearance Agreement requires that, at all times when the Forbearance Agreement is active, the Company’s Chief Executive Officer shall be Kevin Reager (the Company’s current Chief Executive Officer), or such other person as may be agreed to by Fifth Third.

The Forbearance Agreement also requires the Company to appoint a new Chief Restructuring Officer, who will be empowered to manage the day-to-day operations of the Company and facilitate the Company’s efforts to reorganize through consummation of a strategic transaction. To such end, the Chief Restructuring Officer will also be empowered to explore, negotiate, and execute, deliver and consummate (subject to approvals of the Company’s board of directors and shareholders, as required by law) any agreements related to such strategic transactions.

The Company has appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer pursuant to this requirement.

Outside Consultants

The Forbearance Agreement also requires the Company to continue to retain a specified consulting firm, who will monitor and report to Fifth Third on several aspects of the Company’s business and financial condition (an extension and reiteration of the requirement put in place by amendments of the Loan Agreements effective August 13, 2012 and September 28, 2012). The Company must also continue its engagement of a specified investment banker, to assist the Company in connection with such strategic alternatives as the investment banker, the consultant or the Company may propose which are acceptable to Fifth Third (also an extension and reiteration of the requirements put in place by the August 13, 2012 and September 28, 2012 amendments).

Additional Commitments

The following additional commitments were also made by the Company in connection with the Amendment:

With respect to all covered obligations of the Company to Fifth Third, the Company must present term sheets (with investors or other lenders) for refinancing such obligations by October 31, 2012, binding commitments to such refinancing by November 30, 2012 and have closed such refinancing by December 31, 2012.

The Company must deliver certain waivers of its landlords related to its leased locations.

The Company must provide requested information to Fifth Third on a specified piece of pending litigation involving the Company.

The Company is restricted, by the terms of the Amendment from making or paying certain distributions or dividends, advances, loans, redemptions, prepayments, management fees, or other specified payments or set-asides.

Except as modified by the Forbearance Agreement, the terms of the Loan Agreements and the Lease Agreement (and each of the related equipment schedules), as amended, remain in full force and effect.

The foregoing description of the Forbearance Agreement, including all exhibits attached thereto, is qualified in its entirety by reference to the text of the Forbearance Agreement, a copy of which is attached to this Current Report on Form 8-K (this “Report”) as Exhibit 4.1.

(See 8-K filing “Fifth Third Forbearance Agreement” filed on November 14, 2012 for details on specific agreements and representations made by the company relating to this agreement.)

15. GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses attributable to common shareholders of $(5,545,286) and used $833,476 in cash for the nine months ended September 30, 2012. Additionally, the company has a negative working capital (current liabilities exceeded current assets) of $14,063,920 and a deficit accumulated of $(14,620,973) as of September 30, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The company’s intent is to follow to terms and conditions stated in the forbearance agreement with Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable”).

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

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Revenues	100.0%	100.0%
Cost of revenues	73.2%	61.5%
Gross profit	26.8%	38.5%
Operating expenses
Depreciation expense	8.4%	6.3%
Amortization of intangible merchant contracts	4.1%	3.7%
Impairment of assets and long-lived assets	42.2%	13.4%
Selling, general and administrative	19.2%	24.0%
Restructuring charges	0.0%	5.2%
Stock compensation expense	0.4%	0.4%
Total operating expenses	74.4%	53.2%
Operating loss from operations
before items shown below	(47.5%)	(14.6%)

Interest expense, net	(6.5%)	(2.4%)
Debt restructuring charges	(5.0%)	0.0%
Gain on sale of assets	0.2%	0.0%
Income tax expense	(0.3%)	(0.3%)
Net loss	(59.1%)	(17.3%)
EBITDA (1)	(39.8%)	(4.5%)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Revenues	100.0%	100.0%
Cost of revenues	70.5%	62.0%
Gross profit	29.5%	38.0%
Operating expenses
Depreciation expense	8.0%	6.8%
Amortization of intangible merchant contracts	4.0%	3.6%
Impairment of assets and long-lived assets	13.7%	4.4%
Selling, general and administrative	19.9%	23.5%
Restructuring charges	0.2%	3.8%
Stock compensation expense	0.3%	0.3%
Total operating expenses	46.1%	42.5%
Operating loss from operations
before items shown below	(16.6%)	(4.5%)

Interest expense, net	(4.4%)	(2.2%)
Debt restructuring charges	(1.6%)	0.0%
Gain on sale of assets	0.1%	0.3%
Other non-operating expense, net	(0.0%)	(0.5%)
Income tax expense	(0.3%)	(0.3%)
Net loss	(22.8%)	(7.2%)
EBITDA (1)	(6.0%)	5.7%

(1) See “—EBITDA” sections in: “Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011”.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011:

Revenues

The Company reported total operating revenue from operations of $7,909,112 for the three-month period ended September 30, 2012 as compared to $8,055,922 for the three-month period ended September 30, 2011, a decrease of 1.8% year over year.

Revenue from our ATM services business was up approximately 9.0% from the third quarter of 2011. We ended September 30, 2012 with 34 fewer ATMs than we ended with on September 30, 2011, and processed 7.0% more surcharge transactions in the third quarter of 2012 as compared to the third quarter of 2011.

During the third quarter of 2012, we benefited from having ATM transactions from ATM portfolios acquired subsequent to third quarter 2011. For the third quarter of 2012, we earned approximately $79,000 less interchange fees than we earned in the third quarter of 2011. This was due to an interchange reduction implemented by network sponsors during the second quarter of 2012. This interchange reduction was mostly offset by higher transactions per machine. Revenue from our DVD services business decreased approximately $720,000 from the third quarter of 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Cost of Revenues

Our total cost of revenues from operations increased from $4,952,102 to $5,785,763 for the three-month period ended September 30, 2011 to the three-month period ended September 30, 2012. The increase was the result of approximately $1,377,000 of increased cost of revenues related to our ATM business. This increase was partially offset by approximately $543,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business increased primarily due to increased revenues, increased commission share resulting from renewals of new customer contracts, as well as an increase in ATM maintenance costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue from a significantly lower deployed machine count, and other reductions in cost of sales discussed below.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $1,377,000 increase was mainly due to increased commissions (or revenue share) due to higher revenues, new terms in certain customer renewal agreements, and increased first line and second line maintenance costs.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. Additionally, the Company reduced DVD library amortization due to the impairment of DVD titles in the September 30, 2011 of 2011, decreased DVD title purchases, and reduced processing costs. The contract cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended September 30, 2012 and 2011 were approximately 26.8% or $2,123,349, and approximately 38.5%, or $3,103,820, respectively. The decreased gross profit for the third quarter of 2012 versus the same period in 2011 was mainly attributable to the increased cost of sales for the ATM services business and the decreased rental revenue from DVD services discussed above.

Gross profit percentage in the ATM services business for the third quarter of 2012 was 28.0%, which is lower than the 43.1% gross profit for the same period in 2011. The decrease in gross profit percentage for the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit percentage in the DVD services business for the third quarter of 2012 was 18.7%, which is lower than the 21.2% gross profit for the same period in 2011. The decrease in gross profit percentage for the DVD services business was attributable to the decreased revenues discussed above.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2012 and 2011 were $5,881,219 and $4,282,602 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, Impairment of assets and long lived assets and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2012 to 2011	2012 to 2011
	September 30, 2012	September 30, 2011	$ Change	% Change

Depreciation expense	$663,844	$508,697	$155,147	30.5%
Amortization of intangible merchant contracts	325,421	299,872	25,549	8.5%
Impairment of assets and long-lived assets	3,338,732	1,085,194	2,253,538	207.7%
Selling, general and administrative	1,521,649	1,933,074	(411,425)	(21.3%)
Restructuring charges	-	421,046	(421,046)	(100.0%)
Stock compensation expense	31,573	34,719	(3,146)	(9.1%)
Total operating expenses	$5,881,219	$4,282,602	$1,598,617	37.3%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the three-month period ended September 30, 2012 to $663,844 from $508,697 for the same period in 2011. This increase in depreciation expense was mainly due to an increase of Company owned kiosks, as well as re-introduction of previously suspended DVD kiosk depreciation to coincide with re-deployment of warehoused machines. The warehousing of these machines was the result of cancellation of a contract with a major customer. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the three-month period ended September 30, 2012 to $325,421 from $299,872 for the same period in 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired subsequent to the third quarter of 2011.

Impairment of Assets and Long-lived Assets

During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the company’s stock coupled with decreases in the Company’s profit margin.

We estimated the fair value of the ATM business utilizing a combination of market multiple valuation metrics used in our industry and the present value of discounted cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $3,247,497.

Additionally, the company identified a group of ATM’s that were no longer useful to the company. These ATM’s were sold subsequent to September 30, 2012. During the quarter, these ATM’s were written down to their fair market value based on future proceeds to be realized. The impairment charge was $91,235.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $1,521,649, or 19.2% of revenue for the three-month period ended September 30, 2012 from $1,933,074 or 24% of revenue for the three-month period ended September 30, 2011. The decrease in SG&A expenses was mainly due to approximately $300,000 of decreased headcount, salary related, and director’s fees expense, as well as another $100,000 reduction in other miscellaneous SG&A expenses.

Restructuring Charges

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse. While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter. The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks. Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011. This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings. The Company accrued $100,000 total for the de-installation of these kiosks as well as the cost of redeploying other kiosks in the third quarter of 2011. The company wrote off $175,103 of un-amortized costs intangible costs relating to its contract with this customer.  The company also had severance related charges of $19,674 for the three months ended September 30, 2011.

The following table summarizes the restructuring charges recorded during the three-month periods ended September 30, 2012 and September 30, 2011:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2012	September 30, 2011

Deinstallation Charges	$-	$226,269
Unamortized Intangible Write Off	-	175,103
Severance related Charges	-	19,674
Total	$-	$421,046

Stock Compensation Expense

For the three months ended September 30, 2012, we recorded stock compensation expense of $31,573, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the three months ended September 30, 2011, we recorded stock compensation expense of $34,719.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended September 30, 2012 to $515,417 from $194,052 for the three-month period ended September 30, 2011. The increase was mainly due to portions of our two cash flow hedges becoming effective during the third quarter of 2012 and increased debt balances year over year. (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances).

Debt Restructuring Charges

During the nine-month period ended September 30, 2012, the Company incurred debt restructuring expenses of $395,000. These expenses include bank fees, legal expenses occurred by the bank in relation to these amendments, as well as fees for consultants the company was required to hire as a condition of these amendments.

Gain (Loss) on Sale of Assets

During the three-month periods ended September 30, 2012 and September 30, 2011 the Company recorded a gain on the sale of assets of $12,917 and $4,000 respectively.

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

The following table sets forth a reconciliation of net loss to EBITDA from operations for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Net income (loss)	$(4,677,870)	$(1,390,834)
Income tax expense	22,500	22,000
Interest expense, net	515,417	194,052
Depreciation expense	663,844	508,697
Amortization of intangible merchant contracts	325,421	299,872
EBITDA from operations	$(3,150,688)	$(366,213)

Our EBITDA from operations decreased to $(3,150,688) for the third quarter of fiscal 2012 from $(366,213) for the third quarter of fiscal 2011. The decrease was primarily due to an impairment of goodwill in the amount of $3,247,497.

The following table sets forth a reconciliation of net income (loss) to EBITDA from operations before impairment of assets and long-lived assets, restructuring charges, debt restructuring charges stock compensation expense, and (gain) loss on sale of assets (“Adjusted EBITDA”) for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Net income (loss)	$(4,677,870)	$(1,390,834)
Income tax expense	22,500	22,000
Interest expense, net	515,417	194,052
Depreciation expense	663,844	508,697
Amortization of intangible merchant contracts	325,421	299,872
Impairment of assets and long-lived assets	3,338,732	1,085,194
Restructuring charges	-	421,046
Debt restructuring charges	395,000	-
Stock compensation expense	31,573	34,719
Gain on sale of assets	(12,917)	(4,000)
Adjusted EBITDA from operations	$601,700	$1,170,746

Our Adjusted EBITDA decreased to $601,700 for the third quarter of fiscal 2012 from $1,170,746 for the third quarter of fiscal 2011. Adjusted EBITDA as a percentage of revenues decreased to 7.6% for the third quarter of fiscal 2012 from 14.3% for the third quarter of fiscal 2011. The decrease in Adjusted EBITDA from operations was due primarily to lower gross margin contributed by our ATM services business for the third quarter of 2012 when compared to the gross margin contributed by our ATM business.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011:

Revenues

The Company reported total operating revenue of $24,360,542 for the nine-month period ending September 30, 2012 as compared to $24,299,736 for the nine month period ended September 30, 2011, an increase of .25% year over year.

Revenue from our ATM services business was up approximately 14.0% year over year for the nine month period ending September 30, 2012. We ended September 30, 2012 with 34 fewer ATMs than we ended with on September 30, 2011, and processed 8.9% more surcharge transactions for the nine month period ending September 2012 as compared to the nine month period ending September 2011. During the nine months ending September 30, 2012, we benefited from having ATM transactions from ATM portfolios acquired subsequent to the nine months ending September 30, 2011. Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 21.9% year over year as the nine months ending September 30, 2012 benefitted from a full nine months of this increase. We earned approximately $49,000 more interchange fees for the nine months ending September 30, 2012 than we earned for the nine months ending September 30, 2011, due to a higher average monthly machine count and higher transactions per machine, partially offset by a reduction in interchange paid to us by card networks. Revenue from our DVD services business decreased approximately $2,551,000 for the nine months ending September 30, 2012, compared to the nine months ending September 30, 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Cost of Revenues

Our total cost of revenues from operations increased from $15,060,478 to $17,163,912 for the nine-month period ended September 30, 2011 to the nine-month period ended September 30, 2012. The increase was the result of approximately $4,153,000 of increased cost of revenues related to our ATM business. This increase was partially offset by approximately $2,050,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business increased primarily due to increased revenues, increased commission share resulting from renewals of customer contracts, as well as an increase in ATM maintenance costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue, and other reductions in cost of sales discussed below.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $4,153,000 increase was mainly due to increased commissions (or revenue share) due to higher revenues, new terms in certain customer renewal agreements, and increased first line and second line maintenance costs. First line and second line maintenance fees also increased over last year due to the increase in Company-owned ATMs as well as due to more aggressive billings by our ATM maintenance vendor.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. Additionally, the Company reduced DVD library amortization due to the impairment of DVD titles in the September 30, 2011 of 2011, decreased DVD title purchases, and reduced processing costs. The contract cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for the nine-month period ended September 30, 2012 and 2011 were approximately 29.5% or $7,196,630 and approximately 38.0%, or $9,239,258 respectively. The decreased gross profit for the third quarter of 2012 versus the same period in 2011 was mainly attributable to increased ATM cost of sales and the decreased rental revenue from DVD services discussed above.

Gross profit in the ATM services business for the nine-month period ended September 30, 2012 was 30.5%, which is lower than the 43.1% gross profit for the same period in 2011. The decrease in gross profit percentage in the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit in the DVD services business for the nine-month period ended September 30, 2012 was 23.0%, which is higher than the 21.5% gross profit for the same period in 2011.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2012 and 2011 were $11,240,855 and $10,336,076 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, Impairment of assets and long lived assets and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Nine Months Ended		2012 to 2011	2012 to 2011
	September 30, 2012	September 30, 2011	$ Change	% Change

Depreciation expense	$1,959,819	$1,656,211	$303,608	18.3%
Amortization of intangible merchant contracts	977,700	879,530	98,170	11.2%
Impairment of assets and long-lived assets	3,338,732	1,085,194	2,253,538	207.7%
Selling, general and administrative	4,841,340	5,707,587	(866,247)	(15.2%)
Restructuring charges	47,551	933,307	(885,756)	(94.9%)
Stock compensation expense	75,713	74,247	1,466	2.0%
Total operating expenses	$11,240,855	$10,336,076	$904,779	8.8%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations increased for the nine-month period ended September 30, 2012 to $1,959,819 from $1,656,211 for the same period in 2011. This increase in depreciation expense was mainly due to an increase of Company owned kiosks, as well as re-introduction of previously suspended DVD kiosk depreciation to coincide with re-deployment of warehoused machines. The warehousing of these machines was the result of cancellation of a contract with a major customer. (See Financial Statement Footnotes #24 and #25 "Impairment of Long-Lived Assets" and "Impairment of Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more on the impact of this cancellation).

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations increased for the nine-month period ended September 30, 2012 to $977,700 from $879,530 for the same period in 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired subsequent to the third quarter of 2011.

Impairment of Assets and Long-lived Assets

During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the company’s stock coupled with decreases in the company’s profit margin.

We estimated the fair value of the ATM business utilizing a combination of market multiple valuation metrics used in our industry and the present value of discounted cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $3,247,497.

Additionally, the company identified a group of ATM’s that were no longer useful to the company. These ATM’s were sold subsequent to September 30, 2012. During the quarter, these ATM’s were written down to their fair market value based on future proceeds to be realized. The impairment charge was $91,235.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $4,841,340, or 19.9% of revenue for the nine-month period ended September 30, 2012 from $5,707,587 or 24.0% of revenue for the nine-month period ended September 30, 2011. The decrease in SG&A expenses was mainly due to approximately $590,000 of decreased headcount, salary related, and director’s fees expenses as well as $270,000 of reduced SG&A expenses related to the cost of DVD kiosks leased in 2011, travel, and other miscellaneous items.

Restructuring Charges

On February 28, 2011, the Company and George McQuain, the Company’s former Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment.  As of February 28, 2011, Mr. McQuain is no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries.  The result of this separation was a restructuring charge of $512,261 recorded during the nine month period ending September 30, 2011.  The company also incurred an additional $19,674 in expenses related to headcount reductions during the nine month period ended September 30, 2011.

As of September 30, 2012, the Company had paid its severance obligation in full to Mr. McQuain.

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

During the nine-month period ended September 30, 2012, the Company incurred restructuring expenses due to headcount reductions of $47,551.

The following table summarizes the restructuring charges recorded during the nine months ended September 30, 2012 and September 30, 2011:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Deinstallation Charges	$-	$226,269
Unamortized Intangible Write Off	-	175,102
Severance Related Charges	47,551	531,936
Total	$47,551	$933,307

Stock Compensation Expense

For the nine months ended September 30, 2012, we recorded stock compensation expense of $75,713, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the nine months ended September 30, 2011, we recorded stock compensation expense of $74,247.

Interest Expense, Net

Interest expense, net, increased for the nine-month period ended September 30, 2012 to $1,071,261 from $543,552 for the nine-month period ended September 30, 2011. The increase was mainly due to portions of our two cash flow hedges becoming effective during the third quarter of 2012 and increased debt balances year over year. (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances).

Debt Restructuring Charges

During the three months period ended September 30, 2012, the Company incurred debt restructuring expenses of $395,000. These expenses include bank fees, legal expenses occurred by the bank in relation to these amendments, as well as fees for consultants the company was required to hire as a condition of these amendments.

Gain on Sale of Assets

During the nine-month period ended September 30, 2012, the Company recorded a gain on the sale of assets of $32,700. This was primarily the result of fully amortized DVD’s sold for cash, as well as collection of insurance proceeds for a fully depreciated company vehicle.

During the nine-month period ended September 30, 2011, the Company recorded a Gain on sale of assets for $67,541.

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

The following table sets forth a reconciliation of net loss to EBITDA from operations for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Net loss	$(5,545,286)	$(1,751,329)
Income tax expense	67,500	66,000
Interest expense, net	1,071,261	543,552
Depreciation expense	1,959,819	1,656,211
Amortization of intangible merchant contracts	977,700	879,530
EBITDA from operations	$(1,469,006)	$1,393,964

Our EBITDA from operations decreased to $(1,469,006) for the first nine months of fiscal 2012 from $1,393,964 for the first nine months of fiscal 2011. The decrease was primarily due to a write down of Goodwill in the amount of $3,247,497, as well as decreased profit margin from our ATM business.

The following table sets forth a reconciliation of net loss to EBITDA from operations before impairment of assets and long-lived assets, restructuring charges, debt restructuring charges, stock compensation expense, gain on sale of assets and other non-operating expense (“Adjusted EBITDA”) for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011

Net loss	$(5,545,286)	$(1,751,329)
Income tax expense	67,500	66,000
Interest expense, net	1,071,261	543,552
Depreciation expense	1,959,819	1,656,211
Amortization of intangible merchant contracts	977,700	879,530
Impairment of assets and long-lived assets	3,338,732	1,085,194
Restructuring charges	47,551	933,307
Debt retructuring charges	395,000	-
Stock compensation expense	75,713	74,247
Gain on sale of assets	(32,700)	(67,541)
Other non-operating expense, net	-	112,500
Adjusted EBITDA from operations	$2,355,290	$3,531,671

Our Adjusted EBITDA decreased to $2,355,290 for the nine month period ending September 30, 2012 from $3,531,671 for the nine month period ending September 30, 2011. Adjusted EBITDA as a percentage of revenues decreased to 9.7% for the nine month period ended September 30, 2012 from 14.3% for the nine month period ending September 30, 2011. The decrease in Adjusted EBITDA from operations was due to lower gross margin contributed by our ATM and DVD services business for the third quarter of 2012 as compared to the gross margin contributed by our ATM and DVD services business for the third quarter of 2011, partially offset by a decrease in SG&A.

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

Liquidity and Capital Resources

Financial Condition

	For the Nine Months Ended		2012 to 2011	2012 to 2011
	September 30, 2012	September 30, 2011	$ Change	% Change

Net cash provided by operating activities	$1,870,718	$125,926	$1,744,792	1385.6%
Net cash used in investing activities	(2,169,180)	(2,689,250)	520,070	19.3%
Net cash provided by (used in) financing activities	(535,014)	2,352,004	(2,887,018)	(122.7%)
Decrease in cash	$(833,476)	$(211,320)	$(622,156)

Operating Activities

During the first nine months of 2012 net cash provided by operating activities amounted to $1,870,718. Net cash provided by operating activities amounted to $125,926 during the first nine months of 2011. This increase was the result of lower inventory spending, a lower increase in accounts receivable in the first quarter of 2012, as well as an increase in accounts payable when compared to the first nine months quarter of 2011.

Investing Activities

Net cash used in investing activities from operations for the first nine months of 2012 was $2,169,180. This compares to net cash used in investing activities of $2,689,250 for the nine-month period ended September 30, 2011. The decrease in cash used in investing activities from fiscal 2011 was mainly due to a decrease of cash paid for acquisitions of $375,000 from the first six months of 2011 compared to the first nine months of 2012.

Financing Activities

Net cash used in financing activities was $535,014 due to payments of senior lender notes (discussed in Financial Footnote #4 “Senior Lenders’ Notes Payable”) and capital leases during the first nine months of 2012. This compared to funds provided by financing activities of $2,352,004 for the same period in fiscal 2011.

Working Capital

As of September 30, 2012, the Company had current assets of $4,618,006 and current liabilities of $18,681,926, which results in negative working capital of $14,063,920. This compares to a working capital deficit of $5,447,845 that existed at December 31, 2011. This was the result of re-classification of all Senior debt from long-term to current in accordance with events of default as noted in the forbearance agreement with Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable”).

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying condensed consolidated statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company’s intent is to follow the terms and conditions stated in the forbearance agreement with Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable”).

Significant Changes in Balance Sheet Accounts

As of September 30, 2012, cash and cash equivalents decreased 833,476 to $141,887 from the December 31, 2011 balance of $975,363. The decrease was primarily due to decreased profit margin stemming from higher revenue share from renewals of two major customer contracts.

As of September 30, 2012, intangible assets decreased $3,376,200 to $1,083,134 from the December 31, 2011 balance of $4,459,334. The decrease was primarily due to an impairment of Goodwill in the amount of $3,247,497 (See Financial Footnote #13 “Impairment of Long Lived Assets”).

As of September 30, 2012, inventory decreased $710,921 to $1,187,811 from the December 31, 2011 balance of $1,898,732. This was the result of re-deploying DVD kiosks during the nine months that were in the warehouse at the end of fiscal 2011. This redeployment also contributed to the $494,783 increase in net fixed assets from the end of fiscal 2011 to September, 30 2012.

Additional Funding Sources

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days notice of their intention not to renew. As of September 30, 2012, the Company had 252 ATMs funded by WSFS with a vault cash outstanding balance of $9,508,443 in connection with this arrangement.

•	Élan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Élan allowing us to obtain up to $100,000,000 in vault cash. The Élan contract may be terminated by Élan at any time upon breach by us and upon the occurrence of certain other events. As of September 30, 2012, the Company had 1,922 ATMs funded by Élan with a vault cash outstanding balance of $44,955,250.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of September 30, 2012, Nationwide had 41 branded financial partners, which funded 375 ATMs.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information regarding legal proceedings is contained in Financial Footnote #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors.

Other than the risk factors discussed below, there have been no material changes from risk factors previously disclosed in Risk Factors within “Item 1A. Rick Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations, recent developments related to our credit facilities and our inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our future is dependent on our ability to execute our business and liquidity plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional financial support. For the nine months ended September 30, 2012, the decrease in cash and cash equivalents of the Company was $833,476.  As of September 30, 2012, we had cash and cash equivalents of $141,887. The additional financial support may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner; selling all or a portion of the Company’s assets, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	Waiver and Amendment to Four Certain Global Axcess Loan and Security Agreements, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.2	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.002, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.3	Amendment to four Loan and Security Agreements and one Master Equipment Lease Agreement, dated September 28, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on October 4, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of November 19, 2012, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By:	/s/ Kevin L. Reager
Kevin L. Reager Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of November, 2012.

Signature	Title

/S/Kevin L. Reager	Chief Executive Officer
Kevin L. Reager	(principal executive officer)

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	Waiver and Amendment to Four Certain Global Axcess Loan and Security Agreements, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.2	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.002, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (Incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.3	Amendment to four Loan and Security Agreements and one Master Equipment Lease Agreement, dated September 28, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (Incorporated by reference to Form 8-K, filed with the SEC on October 4, 2012).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

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

