Form 10-K
period 2012-12-31
GLOBAL AXCESS CORP
filed 2013-04-01
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). ☐ Yes ☒ No

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,797,759. For purposes of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

As of March 23, 2013, the registrant had 22,738,885 shares outstanding of its common stock ($0.001 par value).

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us”, “our” and the “Company” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Risk Factors.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2013. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Estimates of future financial results are inherently unreliable.

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

Nationwide Money Services, Inc.

Nationwide Money Services, Inc. (“Nationwide”), a wholly owned subsidiary of the Company, is engaged in the business of operating a network of ATMs. The ATMs provide debit and credit cardholders with access to cash, account information and other services at locations and times convenient to the cardholder. Debit and credit cards are principally issued by banks and credit card companies. Our ATM network currently includes approximately 4,500 ATMs, principally in regional chains and individual merchant locations. Approximately 2,200 of the ATMs we operate are Company-owned (full placement) and 2,300 are merchant-owned. Our high-traffic retail locations and national footprint make us an attractive partner for regional and national financial institutions that are seeking to increase their market penetration. We provide proprietary ATM branding and processing services for 41 financial institutions that have 375 branded sites under contract with the Company nationwide. We provide network processing for an average of approximately 1.7 million ATM financial transactions per month.

To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one network to use another network’s ATM to process a transaction. These relationships are provided primarily through processing providers: Elan Financial Services (“Elan”) and First Data Retail ATM Services (“First Data).

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

Nationwide Ntertainment Services, Inc.

Through our wholly-owned subsidiary, Nationwide Ntertainment Services, Inc., we are also engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at military bases within the United States. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games in some kiosks. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

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

Seasonality – DVD Services

Through our limited operating history in DVD Services, we have experienced seasonality in our revenue from our DVD Services segment. The summer months have historically been high rental months for our DVD Services segment followed by lower revenue in September and October. We expect our lowest quarterly revenue for the DVD services business in the first and fourth quarters and our highest quarterly revenue and earnings in the second and third quarters.

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

Our Strengths

Leading Market Position. We operate one of the largest non-bank networks of ATMs in the United States. Our network currently includes approximately 4,500 ATMs located throughout the United States. Our size and diversity of products and services give us significant economies of scale and the ability to provide attractive and efficient solutions to national, regional and local financial institutions and retailers.

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

Fiscal Year 2012 Developments in Our Company

During 2012 we:

•	Re-signed our largest ATM client, effective January 1, 2012, to a three-year contract extension;

•	Re-signed our second largest ATM client, effective March 1, 2012 to a five-year contract extension;

•	On January 24, 2012, Michael I. Connolly resigned from his position as a director of the Company;

•	On February 3, 2012, Christopher L. Doucet accepted election by the board of directors;

•	Effective March 2, 2012, we signed a contract with a North Carolina convenience store chain to place ATMs at approximately 85 locations;

•	Effective April 2, 2012, Marc Caramuta, our Chief Operating Officer resigned from his position with the Company;

•	On May 10, 2012 we entered into a modification of an existing credit facility with Fifth Third (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	On May 31, 2012 we entered into a modification of an existing credit facility with Fifth Third (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	Effective June 15, 2012, William Costa, our Chief Information Officer resigned from his position as the Company’s CIO;

•	On June 30, 2012 we entered into a modification of an existing credit facility with Fifth Third (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	On August 13, 2012, we entered into a waiver and amendment relating to several existing credit facilities with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	On August 20, 2012, Lock Ireland resigned his position as interim Chief Executive Officer of the Company;

•	On August 20, 2012, the board of directors of the Company appointed Kevin L. Reager to serve as the new Chief Executive Officer of the Company;

•	On September 28, 2012, we entered into an amendment relating to several existing credit facilities with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	On September 28, 2012, we entered into an agreement with Monroe Credit Advisors to serve as investment banker to pursue refinancing and capital raise alternatives;

•	On November 5, 2012, we entered into an agreement with Golding & Company to serve as investment banker to pursue strategic alternatives;

•	On November 12, 2012, we entered into a Forbearance Agreement and relating to several existing credit facilities with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement);

•	On November 13, 2012, the Company appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer; and

•	On or around December 1, 2012, we signed a contract extension with a current ATM customer which, effective January 1, 2013, increases the number of customer ATMs from approximately 40 locations to approximately 160 locations.

Breach of Contracts

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. Additionally, some merchants may sell or close their stores or are unable to load cash into their ATMs due to cash flow issues. When these events occur, we pursue these customers to continue to utilize our processing services or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. The Company lost over 200 ATM locations during 2012 as a result of breached contracts. The Company recognizes revenue on breached contracts when cash is received.

Our ATM Network

General. Our network ATMs are located primarily in the south and on the east coast, and our concentration as of December 31, 2012 is in the ten states listed below:

STATE	NUMBER OF ATMs
GA	888
NY	655
VA	547
TX	518
FL	492
NC	322
NM	217
IA	174
OH	120
MD	104

The operation of our network involves the performance of many complementary tasks and services, including principally:

•	acquiring ATMs to be utilized by us and our customers;

•	selecting ATM locations and entering into leases for access to those locations;

•	in the case of third party merchants, establishing relationships with these merchants for processing transactions on their ATMs;

•	the sale of our Branded Cash services to local and regional banks or credit unions;

•	establishing relationships with national and regional card organizations and credit card issuers to promote usage of our network ATMs;

•	processing ATM transactions;

•	supplying ATMs with cash and monitoring cash levels for re-supply;

•	monitoring ATM operations and managing the service needs of ATMs; and

•	managing the collection of fees generated by our network operations.

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

Typical ATM Transaction. In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Elan or First Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions. Transactions processed on our network ATMs are the responsibility of the card issuer. We are not liable in the event of an error in dispensing cash if we receive a proper authorization message from a card issuer.

Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, seasonality and market demographics. Our experience is that transaction volume on a newly installed ATM is initially very low and increases for a period of three to six months as consumers become familiar with the machine location. We processed a total of approximately 20,100,000 transactions in fiscal 2012 and 18,700,000 transactions on our network in fiscal 2011.

ATM transactions. During 2012, compared to 2011, the Company experienced an approximate 21.8% increase in the average number of surcharged transactions per ATM. The increase in the average number of surcharged transactions per ATM from 2012 to 2011 was mainly due to the removal of low volume ATMs during 2012.

Acquisition Strategy

The Company has no current acquisitions strategy.

Business Technical Continuity Plan

The Company’s technical business continuity plan includes the following two main components:

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

We have identified the following categories of ATM network operators:

•	Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity to the Company. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to the Company. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as us.

•	Credit Card Processors. Several credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

•	Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

•	Companies that have the capability to provide both back-office services and ATM management services.

•	Consolidator networks. Consolidator networks such as Cardtronics, whose United States operations consist of over 60,000 ATMs.

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

Competition – DVD Services

Our DVD Services business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie industry, than we have, including:

•	mail-delivery and online retailers, like Netflix;

•	other DVD kiosk businesses, like Redbox and NCR;

•	traditional video retailers;

•	other retailers and chain stores selling DVDs;

•	cable, satellite, and telecommunications providers; and

•	general competition from other forms of entertainment such as movie theaters, television, sporting events and video gaming.

See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

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

Vault Cash

Currently, we rent cash (“vault cash”) for approximately 2,200 of our ATMs through agreements with various banks, which are located throughout the United States. The vault cash is replenished periodically based upon cash withdrawals. In addition, our branded cash partners provide cash for 375 ATMs covered under our Branded Cash program. For the remaining approximate 1,925 ATMs in our network, such as merchant-owned ATMs, ATMs owned by other third party owners and ATMs that are only processed under our contract with Elan, we do not supply the vault cash. See the “Liquidity and Capital Resources” section of Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Significant Relationships

We have agreements with Food Lion and two of its affiliated companies for whom over 800 ATMs, are installed at their locations as of December 31, 2012. The aggregate revenues from this significant customer accounted for approximately 16.6% of our total revenues from operations in fiscal year 2012.

Government and Industry Regulation

Our business is generally not subject to significant government regulation, although we are subject to certain industry regulations. Our failure to comply with applicable regulations could result in restrictions on our ability to provide our services.

Surcharge Regulation. Although there was criticism by certain members of the U.S. Congress of the increase in surcharge fees by several financial institutions that were recipients of federal funding under the Troubled Asset Relief Program (“TARP”), the amount of surcharge an ATM operator may charge a consumer is not currently subject to federal regulation. However, there have been, and continue to be, various state and local efforts to ban or limit surcharge fees on certain types of cash withdrawals, generally resulting from pressure created by consumer advocacy groups that believe that surcharge fees are unfair to certain cardholders. Generally, U.S. federal courts have ruled against these efforts. We are currently not aware of any existing bans on surcharge fees and only a small number of states currently impose a limit as to how much a consumer may be charged. Regardless, there can be no assurance that surcharge fees will not be banned or limited in the future by federal or local governments in the jurisdictions in which we operate. Any such bans or limits could have a material adverse effect on us and other independent ATM operators.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Consumer Financial Protection Bureau, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed reduced the net interchange that is paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Americans with Disabilities Act. The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that became effective in March 2012. Due to financial hardship, we have not upgraded all of our ATMs and as such, less than 10% of our current Company-owned ATMs are not ADA compliant. We have plans to upgrade the remaining ATMs by March 2014.

Rehabilitation Act. In that action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S.’s currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by “(1) adding a raised tactile feature to each Federally Reserve note that the BEP may lawfully redesign; (2) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign; and (3) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first affects in any significant manner the ATM industry. Further, while it is still uncertain at this time what impact, if any, adding a raised tactile feature to notes that may be dispensed from an ATM will have on the ATM industry (including us), it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

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

Electronic Financial Transactions Network Regulations. The United States Electronic Funds Transfer Act, commonly known as “Regulation E”, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators that impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs provide both types of notification. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide a surcharge notice on the ATM screens, establishes limits on the consumer’s liability for unauthorized use of his card, requires us to provide receipts to the consumer, and establishes protest procedures for the consumer.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.” In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent cross-border transactions. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurs in April 2013, and while the majority of our ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise significantly less than 1% of our transaction volume. In February of 2013, Visa announced plans for a liability shift to occur in October of 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2015. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing ATM fleet. We are closely monitoring the migration toward the EMV standard. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations, however there is a possibility that we could incur asset write-offs or accelerated depreciation expense on older ATM units. Additionally, we could experience a higher rate of unit count attrition for the merchant-owned ATMs in the future as a result of this standard.

Network Regulations. National and regional networks are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with all such regulations.

Employees

At December 31, 2012, the Company had 45 full-time employees working in the following entities:

Global Axcess Corp	4
Nationwide Ntertainment Services, Inc.	3
Nationwide Money Services, Inc.	38
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

Risks Relating to Our Operating Results

Our business is subject to numerous factors affecting our operating results. In addition to the risk factors discussed above, our operating results may be affected by:

There is substantial doubt about our ability to continue as a going concern. We have experienced and continue to experience recurring losses from operations. These losses, as well as recent developments related to our credit facilities, our inability to generate sufficient cash flow to meet our obligations and sustain our operations, and other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our future is dependent on our ability to execute our business and liquidity plans successfully or otherwise address these matters. If we fail to do so for any reason, we may be forced to cease operations and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code, in which event investors could lose their entire investment in the Company.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us. The continuation of our business is dependent upon raising additional financial support. For the year ended December 31, 2012, the decrease in cash and cash equivalents of the Company was $869,145, as compared to the previous year. As of December 31, 2012, we had cash and cash equivalents of $106,218. The additional financial support required may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner; selling all or a portion of the Company’s assets, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness. As of December 31, 2012, we had outstanding indebtedness of approximately $12.9 million. Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of;

•	require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, or other purposes

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

If we incur operating losses, we may be unable to continue our current operations. We incurred significant operating losses during the three fiscal years 2010, 2011 and 2012 and have an accumulated deficit of $21.2 million as of December 31, 2012. If we continue to incur operating losses in the future, we may be unable to continue our current operations and we may be forced to liquidate or seek relief through a filing under the U.S. Bankruptcy Code. Our future profitability depends on our ability to retain current customers, obtain new customers, respond to competition, introduce new products and services, and successfully market and support our products. We cannot assure that this will be achieved.

We must adhere to bank financial covenants. Our credit facility with Fifth Third Bank requires that we meet certain financial covenants, including a maximum senior funded indebtedness to EBITDA ratio, a minimum debt service coverage ratio, and a minimum cash balance to maintain in accounts at Fifth Third. All of these bank covenants are defined in the credit facility. If any of these financial covenants are not met or any other event of default occurs under the revolving credit facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies. As of December 31, 2012, we are not in compliance with our bank covenants.

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

The termination of our contract with our major customers could negatively impact our results of operations and may result in a significant impact to revenues. As of December 31, 2012, we have in service over 800 ATM sites with a major customer and two of its affiliated companies. The sites constitute approximately 20.0% of our total sites and approximately 16.6% of our total revenues. The loss of, or any further reduction in business from, this major customer could have a material adverse impact on our working capital and future results of operations.

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

Any regulation or elimination of surcharge/convenience or interchange fees could have a material adverse impact on our results of operations. There have been various efforts by both consumer groups and various legislators to eliminate surcharge/convenience fees, which comprised $18.8 million, or 69.4%, of our ATM revenues in fiscal 2012. In the event that surcharge/convenience fees are eliminated, the revenues generated from cash withdrawal transactions would be significantly reduced, which would have a material adverse impact on our working capital and results of operations. There have also been efforts by various legislators to eliminate interchange fees. Although this would have an immediate, negative impact, we believe that the industry will respond by increasing surcharge/convenience fees to make up the loss in interchange fees. In the event that the loss of interchange fees could not be passed through by increasing surcharge/convenience fees, the elimination of interchange fees would have a material adverse impact on our working capital and results of operations.

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

We have negative working capital. At December 31, 2012 we had negative working capital of $16.3 million. There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

If we experience impairments of our merchant contract assets, we will be required to record a charge to earnings, which may be significant. We have $10.2 million of merchant contracts assets on our balance sheet as of December 31, 2012, and we are required to perform periodic assessments for any possible impairment for accounting purposes. We periodically evaluate the recoverability and the amortization period of our merchant contracts and intangible assets under accounting principles generally accepted in the United States (" GAAP"). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event, if we determine our merchant contracts and/or intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material.

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

•	We depend on third party vendors to provide many services on which we rely. Our ATM business requires close coordination of merchant relationships, service company relationships, cash management activities and telecommunication services. In an effort to reduce costs and improve our service levels, we entered into agreements with third party vendors pursuant to which they will provide many of these services to us as well as transaction processing services. As a result, we depend on these third party vendors to provide many services that are necessary to the operations of our ATM business. At some point these third party vendors may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with them or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or financial institutions could deteriorate.

•	Changes in laws or card association rules affecting our ability to impose surcharge/convenience fees and continued customer willingness to pay surcharge/convenience fees. Consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. However, those efforts may resurface and, should the federal courts abandon their adherence to the federal preemption doctrine in these contexts, those efforts could receive more favorable consideration than in the past. Any successful legislation banning or limiting surcharge fees could result in a substantial loss of revenues and significantly curtail our ability to continue our operations as currently configured.

•	Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues. Interchange fees, which represented approximately 24.6% of our total ATM operating revenues for the year ended December 31, 2012, are set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

Over recent years, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. If additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.

•	Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations. We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our ATMs. Turmoil in the global credit markets in the future, such as the one recently experienced, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety. If these situations were to occur, and we were unsuccessful in our efforts to enter into similar agreements, our future financial results would be negatively impacted.

•	Our ability to expand our ATM based business. Persons seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by Independent Sales Organizations (“ISOs”) such as us. Some of our competitors offer services directly comparable to ours while others are only indirect competitors. We believe that there will be continued consolidation in the ATM industry in the United States. New competitors could emerge and acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

•	The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our ATM expansion plans. In the future, we may need financing to obtain vault cash (which we use to fill ATMs), to fund new purchases of ATMs or for other corporate purposes. If we are unable to obtain such financing, or are unable to obtain it at reasonable rates, operations of certain ATMs or our ability to expand our ATM network could be adversely affected and our operating results would be negatively impacted.

•	Our ability to keep our ATMs at other existing locations and to place additional ATMs in preferred locations at reasonable rental rates. The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one or more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If, for these reasons, we are unable to maintain existing favorable locations for our ATMs, or if we are unable to secure preferred locations at favorable rental rates for future placement of our ATMs with existing or new customers, it could result in a decline in our revenues and gross profits.

•	The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources. Clients seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as us. The banks and financial institutions and larger ISO’s may have more available financial resources that we do which may afford them to offer more competitive bids to acquire additional market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

•	Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns. Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. If we cause any such interruption, we could lose the confidence of merchants under contract with us and or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

•	We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters. As of December 31, 2012, there was approximately $55 million in vault cash held in our ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of misconduct or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums.

•	Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products. Should the ATM industry decline, our future success depends in part on offering new products and services to our existing client base. Should we not be able to offer new products or additional services, our future results from operations could be materially impacted.

•	Our entrance into the DVD services business has contributed negative earnings. Our DVD services business has a very limited operating history and faces many of the risks inherent to a new business. Redbox, the largest player in the DVD services business, incurred a net operating loss each year since it began operations in 2002 through 2007. As a result of its limited operating history, it is difficult to accurately forecast our potential revenue and operating results from our new DVD kiosk business. If we are unable to attract customers to our DVD rental kiosks, our operations and financial condition will be adversely affected. Because of our limited operating history in this business line and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data for predicting kiosk and market performance in future periods. As a result, we may make inaccuracies in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations. For the fiscal years 2010, 2011 and 2012, we reported a cumulative net loss of approximately $8.3 million in the DVD services business. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

•	Our entrance into the DVD services business has been cash dilutive. We plan to expand our operations in the DVD kiosk business. While we have had success in generating positive cash flow from our ATM business, our DVD model requires significant rental transaction volumes to make it economically feasible to purchase and deploy DVD kiosks. Should we not be successful in achieving the rental transaction volumes to generate positive cash flow, the DVD kiosk business could materially impact the cash flows of the Company. For the fiscal years 2010, 2011 and 2012, we reported a cumulative net loss of approximately $8.3 million in the DVD services business. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

•	We depend upon third-party manufacturers of our DVD rental kiosks and related software. We depend upon third-party manufacturers to manufacture our kiosks. We intend to continue expanding our installed base in the U.S. and such expansion may be limited by the manufacturing capacity of the third-party manufacturers who may not be able to meet our manufacturing needs in a satisfactory and timely manner. Furthermore, we are reliant on the third-party manufacturer for the development of its core software technology. Any failure by them to develop, produce and manufacture functional DVD rental kiosks and related software could harm our business, financial condition and results of operations. There has been an indication that our DVD kiosk manufacturer may be exiting the business. As such, we are currently evaluating alternate avenues to obtain parts and equipment shoud the manufacturer exit the business.

•	We depend upon third parties for the maintenance and servicing of our kiosks and the fulfillment of our DVD titles. We depend upon a third-party distributors for the fulfillment of our DVD titles, third-party providers for payment processing and third-party service providers for the maintenance and servicing of our kiosks. Any failure by us to maintain these existing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

•	Any significant disruption in our computer systems or equipment could result in a loss of users. The operation of our DVD rental kiosks is dependent on their ability to connect to our back-end platform running in our datacenters. Our reputation and ability to attract, retain and serve our users are dependent upon the reliable performance of our network infrastructure and fulfillment processes. Interruptions in these systems could hinder our ability to process transactions, which could diminish the attractiveness of our service to existing and potential users.

•	If we are unable to build our brand, our ability to attract and retain users may be adversely affected. We are still developing our brand identity, InstaFlix, and we must build strong brand identity to compete successfully. To succeed, we will have to compete for users against other brands that have greater recognition, such as Redbox. To the extent dissatisfaction with our service is not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain users of our service may be adversely affected.

•	If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected. If we do not acquire sufficient copies of popular DVDs, we may not satisfy user demand, and our user satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our user demand, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict user demand may impact our ability to acquire appropriate quantities of certain DVDs.

•	Our significant DVD contract can be terminated within 30 days upon written notice. Substantially all of the Company’s net revenue from its DVD business is derived from a contract that may be terminated immediately with cause and is terminable without cause by the customer upon the notice or passage of a specified period of time (30 days), or upon the occurrence of certain other specified events. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

•	Our ability to retain senior management and other key personnel. Our future success depends in part on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

•	Global economic downturns could adversely impact our ATM services business. Our sales are dependent upon the availability and access to cash for ATM users. Global economic downturns may have a negative impact on availability and accessibility to or the affordability of fees imposed by our ATMs. Accordingly, a pronounced and sustained economic downturn could have a material, adverse effect on our business, financial condition and results of operations. Additionally, global economic downturns may have a negative impact on the merchants with which we do business, thus leading to increased store closures or lack of cash to replenish their ATMs.

•	Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss and terrorist attacks. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. While we have taken steps to protect the security of critical business processes and systems and have established certain back-up systems and disaster recovery procedures, any disruptions, whether due to inadequate back-up or disaster recovery planning, failures of information technology systems, interruptions in the communications network, or other factors, could seriously harm our business, financial condition and results of operations.

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

New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service. ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued new accessibility regulations under the ADA that become effective in March 2012. We had been preparing for these new regulations for several years by ensuring that the ATMs that we purchase and deploy are compliant with these then proposed regulations. For that reason, we do not believe that these new guidelines will have a material adverse effect on our business regarding Company-owned machines. However, some of the ATMs that we service do not comply with these new regulations. There is an economic hardship exemption to the regulations that we have currently claimed. In any event, we have developed a strategy to meet these new regulations.

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

Risks Relating to Our Common Stock

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Since January 2001, our common stock has closed as high as $13.75 and as low as $0.09 per share (after giving effect to the 1-for-5 reverse stock split of our common stock that occurred on April 28, 2005). Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenues and operating results;

•	litigation against the Company;

•	announcements of product releases or new services by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors.

There is no assurance that the price of our common stock will not continue to be volatile in the future.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future. As of March 23, 2013, approximately 9.1 million or 39.9% of registered securities are beneficially owned by 5 persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock. This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock.

We do not plan to declare dividends on our common stock. We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with Fifth Third Bank, are prohibited from doing so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The Company does not own any real property. The following table sets forth certain information about the Company’s leased properties as of December 31, 2012.

Location	Approximate Square Footage	Lease Term	Use

Jacksonville, Florida	7,950 sq. ft.	September, 2017	General office use; operations, accounting, sales, and related administration.

West Columbia, South Carolina	3,600 sq. ft.	Month to Month	General warehouse use, equipment storage, and maintenance operations.

Jacksonville, Texas	5,000 sq. ft.	Month to Month	General office and warehouse use, equipment storage, customer service, and maintenance operations.

In general, all facilities are leased under operating leases and are in good condition. Commencing in May 2012, the Company entered into a lease for their Jacksonville, Florida office. The term of this lease is for a period of 66 months. The Company entered into an office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The Company also leases a warehouse facility in South Carolina which is a month to month lease.

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

Not Applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "GAXC." As of March 23, 2013, there were 23,225,358 shares of the Company’s common stock ($0.001 par value) issued and 22,738,885 shares outstanding.

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

	Price Range
	High	Low
Fiscal 2013:
First Quarter through March 23rd	$0.18	0.09

Fiscal 2012:
First Quarter	$0.65	0.54
Second Quarter	0.59	0.50
Third Quarter	0.56	0.27
Fourth Quarter	0.28	0.09
Fiscal Year	0.65	0.09

Fiscal 2011:
First Quarter	$0.56	0.42
Second Quarter	0.65	0.38
Third Quarter	0.58	0.45
Fourth Quarter	0.61	0.47
Fiscal Year	0.65	0.38

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

Shareholders

On March 23, 2013, there were 235 registered holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities authorized for issuance under equity compensation plans

As of December 31, 2012, we had the following securities authorized for issuance under the equity compensation plans (as adjusted for the one-for-five reverse split that occurred on April 28, 2005):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders
2002 Stock Option Plan	414,000	$0.31	—
2004 Stock Option Plan	1,516,766	$0.54	180,658
2010 Stock Option Plan	75,000	$0.50	925,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,005,766	$0.45	1,105,658

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

The following performance graph compares the cumulative total stockholder return on our common stock to the cumulative total return on the NASDAQ Composite Index and the weighted average return of our ATM peer group (described below) for the five years ended December 31, 2012, assuming an initial investment of $100 and the reinvestment of all dividends.

Our current ATM peer group consists of the following: Cardtronics Inc. and Access to Money through the years ending December 31, 2010 and Cardtronics, Inc. for the years ending December 31, 2011 and 2012 as Cardtronics, Inc. acquired Access to Money during 2011.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Global Axcess Corp	$100.00	$38.24	$261.76	$164.71	$176.47	$26.47
Current ATM Peer Group	$100.00	$20.46	$117.29	$137.47	$174.71	$303.19
NASDAQ Composite	$100.00	$59.46	$85.55	$100.02	$98.41	$113.85

ITEM 6.	SELECTED FINANCIAL DATA

Summary Consolidated Statement of Operations Data

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except gross profit percentage and per share data)

Revenues	$31,194	$31,941	$22,743	$21,495	$22,171
Gross profit	8,916	12,106	9,388	10,178	9,823
Gross profit %	28.6%	37.9%	41.3%	47.4%	44.3%
Operating income (loss) from continuing operations	(8,037)	(1,029)	(434)	2,655	2,193
Net income (loss) from continuing operations	$(12,111)	$(1,877)	$(854)	$2,813	$1,170
Income from discontinued operations	$-	$-	$-	$-	$-
Net Income (loss)	$(12,111)	$(1,877)	$(854)	$2,813	$1,170

Income (loss) per common share - basic:
Net Income (loss) per common share	$(0.53)	$(0.08)	$(0.04)	$0.13	$0.06

Income (loss) per common share - diluted:
Net Income (loss) per common share	$(0.53)	$(0.08)	$(0.04)	$0.12	$0.06

Weighted average common shares outstanding:
Basic	22,732,457	22,543,454	21,980,369	21,654,554	20,973,924
Diluted	22,732,457	22,543,454	21,980,369	22,845,241	20,973,924

Summary Consolidated Balance Sheet Data

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Total current assets	$2,137	$4,341	$4,048	$4,412	$3,466
Total assets	20,448	32,828	30,405	26,117	23,648
Total current liabilities	18,477	9,788	7,538	5,776	3,938
Total liabilities	18,550	19,112	14,461	9,551	10,184
Working capital	(16,340)	(5,448)	(3,491)	(1,364)	(472)
Total stockholders' equity	1,898	13,717	15,944	16,566	13,464

Cash and cash equivalents	$106	$975	$1,744	$2,008	$1,561
Resticted cash	-	-	-	800	-
Total cash, cash equivalents and restricted cash	$106	$975	$1,744	$2,808	$1,561

Short-term and long-term debt	$13,192	$12,802	$9,857	$6,317	$7,381
Interest rate swap contract	555	605	-	-	-
Warrant valuation discounts	-	-	-	-	307
Total debt	$13,747	$13,407	$9,857	$6,317	$7,688

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. You should carefully review the risks described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed in 2013. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," "looks for," "looks to," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, which are the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We receive interchange fees for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the interchange fee for transactions on ATMs owned by third party vendors included within our network, but we rebate all or a portion of each fee to the third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and, to some extent, from issuer to issuer, but generally range from $0.14 to $0.70 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to $2.50 per transaction. We do not receive any portion of these service fees.

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

DVD Business Services

Nationwide Ntertainment Services, Inc., a wholly owned subsidiary of the Company formed during the fiscal year ended December 31, 2009 (“fiscal 2009”), is engaged in the business of operating a network of DVD rental kiosks. We offer self-service DVD rentals through kiosks where consumers can rent or purchase movies or games. Our current DVD kiosks are installed primarily at grocery stores. Our DVD kiosks, through our brand InstaFlix, serve as a mini video rental store and occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and rent movies or games (in some kiosks). The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the additional fee. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

Results of Operations

The following tables set forth certain consolidated statements of income data as a percentage of revenues for the periods indicated. Percentages may not add due to rounding.

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

Revenues	100.0%	100.0%	100.0%
Cost of revenues	71.4%	62.1%	58.7%
Gross profit	28.6%	37.9%	41.3%
Operating expenses
Depreciation expense	8.1%	7.0%	7.0%
Amortization of intangible merchant contracts	4.2%	3.8%	3.8%
Impairment of assets and long-lived assets	21.4%	3.7%	2.1%
Selling, general and administrative	20.1%	23.3%	29.3%
Restructuring charges	0.2%	3.0%	0.0%
Stock compensation expense	0.3%	0.3%	0.9%
Total operating expenses	54.3%	41.1%	43.3%
Operating loss from operations before items shown below	(25.8)%	(3.2)%	(1.9)%

Interest expense, net	(5.2)%	(2.3)%	(2.3)%
Debt restructuring charges	(1.7)%	0.0%	0.0%
Gain on sale of assets	0.2%	0.3%	0.0%
Other non-operating expense, net	(0.0)%	(0.4)%	0.0%
Loss on early extinguishment of debt	0.0%	0.0%	(0.4)%
Income tax expense	(6.4)%	(0.2)%	0.9%
Net loss	(38.8)%	(5.9)%	(3.8)%
EBITDA (1)	(15.0)%	7.5%	8.4%

(1) See “—EBITDA” section in ”Comparison of Results of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010”.

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2012 and 2011

Revenues

The Company reported total revenue from operations of $31,193,987 for the fiscal year ended December 31, 2012 (“fiscal 2012”) compared to $31,941,134 for the fiscal year ended December 31, 2011 (“fiscal 2011”), a decrease of 2.4% year over year.

Revenue from our ATM services business was up approximately 8.2% from fiscal 2011. We ended fiscal 2012 with approximately 600 fewer ATMs than we ended with in fiscal 2011 and processed 5.9% more surcharge transactions in fiscal 2012 as compared to fiscal 2011. During fiscal 2012, we benefited from having ATM transactions from ATM portfolios acquired in the fourth quarter of 2011. Additionally, we raised surcharge fees during the first quarter of 2011 which helped grow our ATM surcharge revenue by 16.1% year over year as fiscal 2012 benefitted from a full year of this increase. We earned approximately $237,000 less interchange fees during fiscal 2012 than we earned during fiscal 2011 due to a reduction in interchange paid to us by card networks. Revenue from our DVD services business decreased approximately $2,807,000 for fiscal 2012, compared to fiscal 2011. The decrease in DVD services revenue was due primarily to cancellation of a contract with a major customer resulting in removal of our DVD kiosks from this customer’s sites in December of 2011. This cancellation was the result of the customer’s bankruptcy proceedings. See Financial Statement Footnote #23 "Impairment of Assets and Long-Lived Assets" for more on the impact of this cancellation.

Cost of Revenues

Our total cost of revenues from operations increased from $19,835,298 in fiscal 2011 to $22,278,241 in fiscal 2012. $4,728,202 of the increase in cost of revenues related to our ATM business, partially offset by a decrease of $2,285,259 from our DVD business.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $4,674,817 increase was mainly due to increased commissions (or revenue share) due to higher revenues and new terms in certain customer renewal agreements along with increases in first line and second line maintenance costs. The higher revenues were mostly due to a full year of transactions from our acquisitions of Rocky Mountain ATM portfolios in the fourth quarter of 2011.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in DVD services cost of sales was a function of decreased DVD rental revenue due primarily to cancellation of a contract with a major customer, which resulted in removal of our DVD kiosks from customer sites in December of 2011. Additionally, the Company reduced DVD library amortization due to the impairment of DVD titles, decreased DVD title purchases, and reduced processing costs. The contract cancellation was the result of the customer’s bankruptcy proceedings. (See Financial Statement Footnote #23 "Impairment of Assets and Long-Lived Assets" for more on the impact of this cancellation).

Gross Profit

Gross profit from operations as a percentage of revenue for fiscal 2012 and 2011 was approximately 28.6%, or $8,915,746 and approximately 37.9%, or $12,105,835, respectively. The decreased gross profit for fiscal 2012 versus fiscal 2011 was mainly attributable to the increased revenue share and other cost of sales for the ATM services business, along with the decreased rental revenue from DVD services discussed above.

Gross profit percentage in the ATM services business for fiscal 2012 was 29.4%, which is lower than the 42.4% gross profit for fiscal 2011. The decrease in gross profit in the ATM services business was attributable to the increased cost of revenues discussed above.

Gross profit percentage in the DVD services business for fiscal 2012 was 23.4%, which is in line with the 21.4% gross profit for the same period in 2011.

Operating Expenses

Our total operating expenses increased to $16,952,338, or approximately 54.3% of revenues, in fiscal 2012 from $13,135,153, or approximately 41.1% of revenues in fiscal 2011. This was mostly due to impairment and restructuring charges of $6,730,487 in 2012 compared to $2,132,001 in 2011. These impairment and restructuring charges were partially offset by a year over year reduction in SG&A expenses of $1,174,770. The principal components of operating expenses are selling, general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of assets and long-lived assets, restructuring charges and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the year ended	For the year ended	2012 to 2011	2012 to 2011
	December 31, 2012	December 31, 2011	$ Change	% Change

Depreciation expense	$2,533,440	$2,233,721	$299,718	13.4%
Amortization of intangible merchant contracts	1,301,036	1,210,213	90,823	7.5%
Impairment of assets and long-lived assets	6,679,742	1,182,694	5,497,048	464.8%
Selling, general and administrative	6,280,287	7,455,057	(1,174,770)	(15.8)%
Restructuring charges	50,745	949,307	(898,562)	(94.7)%
Stock compensation expense	107,088	104,161	2,928	2.8%
Total operating expenses	$16,952,338	$13,135,153	$3,817,185	29.1%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense increased in fiscal 2012 to $2,533,440 from $2,233,721 in fiscal 2011. This increase in depreciation expense was mainly due to depreciation expenses relating to our DVD services business.

Depreciation expense in the ATM services business increased slightly in fiscal 2012 as compared to fiscal 2011, going from $1.4 million in fiscal 2011 to $1.5 million in fiscal 2012.

Depreciation expense in the DVD services business increased from approximately $876,000 in fiscal 2011 to approximately $1,031,000 in fiscal 2012.

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts increased in fiscal 2012 to $1,301,036 from $1,210,213 in fiscal 2011. The increase from 2011 was due to the amortization of contracts in the ATM services business acquired during fiscal 2011.

See Financial Statement Footnotes #2 “Summary of Significant Accounting Policies” and #8 “Intangible Assets and Merchant Contracts,” regarding the amortization of intangible merchant contracts.

Impairment of Assets and Long-Lived assets

During fiscal 2012, we determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the Company’s stock coupled with decreases in the Company’s profit margin.

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

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $4,030,360.

Additionally, the Company identified a group of ATM’s that were no longer useful to the Company. These ATM’s were sold during fiscal 2012. Accordingly, these ATM’s were written down to their fair market value based on proceeds realized. The impairment charge was $91,235.

During fiscal 2012, we also determined that sufficient indicators of potential impairment existed to require an impairment analysis for the DVD business. Based on our analyses, we recorded an impairment charge of $1,023,610 on our merchant contracts and a $1,534,537 impairment charge on our DVD kiosks.

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

As such, during fiscal 2011, the Company wrote down $1,085,194 of impaired DVD inventory and $97,500 of capitalized installation costs related to the DVD kiosks. This impaired DVD inventory consisted of both DVD titles that were not being utilized due to the removal of the DVD kiosks from store locations, as well as a mark-to-market reduction in value of the DVDs located in the kiosks that were removed during the fourth quarter of 2011, pursuant to the cancellation of the customer contract. The machine installation costs could no longer be considered attached to the machine as the machines were idle in the warehouse, and therefore, were written off accordingly..

See Financial Statement Footnote #23 “Impairment of Assets and Long-Lived Assets” regarding the details of these charges.

Selling, General and Administrative (SG&A) Expenses

Our total SG&A expenses from operations decreased to $6,280,287 in fiscal 2012 from $7,455,055 in fiscal 2011. SG&A expenses represented 20.1% of revenues for the year ended December 31, 2012 as compared to 23.3% of revenues for the year ended December 31, 2011. The decrease in SG&A expenses was mainly due to approximately $300,000 of decreased headcount, salary related, and director’s fees expenses as well as $850,000 of reduced SG&A expenses related to the cost savings pursuant to the removal of DVD kiosks in 2011 and reduction in the Company’s DVD business, including headcount-related expenses, travel, and other miscellaneous items.

Restructuring Charges

During fiscal 2012, the Company incurred restructuring expenses due to headcount reductions of $50,745.

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. As of December 31, 2012, the Company had paid its severance obligation in full to Mr. McQuain. During February 2011 through September 2011 several other headcounts were reduced as part of a corporate restructuring.

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

The following table summarizes the restructuring charges recorded during the fiscal years 2012 and 2011:

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Deinstallation Charges	$-	$226,269
Unamortized Intangible Write Off	-	175,102
Severance Related Charges	50,745	547,936
Total	$50,745	$949,307

Stock Compensation Expense

In fiscal 2012, we recorded stock compensation expense of $107,088 mainly relating to executive and director stock option grants (see Financial Footnote #2 “Summary of Significant Accounting Policies” and #20 “Stock-Based Compensation”) during fiscal years 2007 through 2012. During the fiscal year ended December 31, 2011 we recorded stock compensation expense of $104,161.

Interest Expense

Interest expense, net, increased to $1,608,548 from $742,407 for fiscal 2012 and 2011 respectively. The increase was mainly due to increased overall all debt balances and interest rates, along with approximately $144,000 of reclassification due to our two cash flow hedges becoming effective during the third quarter of 2012. See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

Debt Restructuring Charges

During fiscal 2012, we recorded $543,648 of costs related to the process of restructuring our debt with Fifth Third Bank. Included in the $543,648 of expenses were $250,000 of bank waiver fees and fees associated with the hiring of consultants mandated by our amendments and Forbearance Agreement with Fifth Third Bank. See Financial Footnote #12 “Senior Lenders’ Notes Payable” for further detail.

Gain on Sale of Assets

The Company recorded a gain on sale of assets during fiscal 2012, of $75,194. The two largest components of this variance were a bulk sale of fully amortized DVD titles for approximately $20,000 along with a sale of fully depreciated ATM equipment for approximately $37,000.

During fiscal 2011, the Company sold certain DVD machines and ATM assets for a net gain on sale of $82,685.

Other Non-Operating Expense, Net

During fiscal 2011, we recorded $150,000 of acquisition expenses relating to our acquisition of Tejas. See Financial Footnote #3 “Acquisition of Assets”. This was partially offset by the booking of $37,500 rebate payment from a vendor.

Income Tax (Expense) Benefit

Income tax expense was $1,997,156 and $75,646 for fiscal years 2012 and 2011, respectively. At December 31, 2012, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $23.8 million available. The NOL is due to expire during fiscal years 2013-2032.

As of December 31, 2012, 2011 and 2010, the Company’s gross deferred tax assets are reduced by a valuation allowance of $6,630,703, $3,770,662 and $2,709,680, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2012 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

During 2012, the Company increased the valuation allowance related to the current year deferred tax assets arising from net operating loss carryforwards generated in the current year by approximately $2,861,041. The valuation allowance at December 31, 2012 is related to deferred tax assets arising from net operating carry forwards. Due to cumulative taxable losses in recent years coupled with revised projections of its future taxable income, it is more likely than not that the Company will not be able to realize the full benefit of the loss carryfowards before they are due to expire.

Net Loss

We had a net loss of $12,110,750 during the fiscal year ended December 31, 2012 compared to net loss of $1,877,183 for the fiscal year ended December 31, 2011. As discussed in prior sections of the Management Discussion and Analysis, the increased net loss was due primarily to margin erosion on certain customer contracts, along with the write off of goodwill, impairment in our DVD business and debt restructuring charges.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with accounting principles generally accepted in the United States of America. Our use of EBITDA should be considered within the following context:

•	We acknowledge that our depreciable assets are necessary to earn revenue based on our current business.

•	Our use of EBITDA as a measure of operating performance is not based on our belief about the reasonableness of excluding depreciation when measuring financial performance.

•	Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

•	Analysts — who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•	Creditors — who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

•	Investment Bankers — who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•	Board of Directors and Executive Management — who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities which are a critical component to our strategy.

The following table sets forth a reconciliation of net loss from operations to EBITDA for each period included herein:

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net loss	$(12,110,750)	$(1,877,185)	$(853,568)
Income tax expense	1,997,156	75,646	(204,334)
Interest expense, net	1,608,548	742,407	522,083
Depreciation expense	2,533,440	2,233,721	1,597,333
Amortization of intangible merchant contracts	1,301,036	1,210,213	854,685
EBITDA from operations	$(4,670,570)	$2,384,804	$1,916,199

Our EBITDA from operations decreased to ($4,670,570) for fiscal 2012 from $2,384,804 for fiscal 2011. EBITDA from operations as a percentage of revenues decreased to (15.0%) for fiscal 2012 from 7.5% for fiscal 2011. The decrease in EBITDA from operations was primarily due to the write off of goodwill along with margin compression in both the ATM and DVD business, partially offset by a reduction in SG&A Expenses.

The following table sets forth a reconciliation of net income (loss) from operations to EBITDA from operations before impairment of assets and long-lived assets, restructuring charges, debt restructuring charges, stock compensation expense, gain on sale of assets, other non-operating expense and loss on early extinguishment of debt (“Adjusted EBITDA”) for each period included herein:

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net loss	$(12,110,750)	$(1,877,185)	$(853,568)
Income tax expense	1,997,156	75,646	(204,334)
Interest expense, net	1,608,548	742,407	522,083
Depreciation expense	2,533,440	2,233,721	1,597,333
Amortization of intangible merchant contracts	1,301,036	1,210,213	854,685
Impairment of assets and long-lived assets	6,679,742	1,182,694	481,993
Restructuring charges	50,745	949,307	-
Debt retructuring charges	543,648	-
Stock compensation expense	107,088	104,161	215,813
Gain on sale of assets	(75,194)	(82,685)	-
Other non-operating expense, net	-	112,500	-
Loss on early extinguishment of debt	-	-	102,146
Adjusted EBITDA from operations	$2,635,459	$4,650,779	$2,716,151

Our Adjusted EBITDA from operations decreased to $2,635,459 in fiscal 2012 from $4,650,779 in fiscal 2011. Adjusted EBITDA from operations as a percentage of revenues decreased to 8.4% for fiscal 2012 from 14.6% for fiscal 2011. The decrease in EBITDA from operations was primarily due to margin compression in both the ATM and DVD business, partially offset by a reduction in SG&A Expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	For the year ended	For the year ended	2012 to 2011	2012 to 2011
	December 31, 2012	December 31, 2011	$ Change	% Change

Net cash provided by operating activities	$1,376,330	$1,545,419	$(169,089)	(10.9)%
Net cash used in investing activities	(2,242,814)	(5,137,441)	2,894,627	56.3%
Net cash provided by (used in) financing activities	(2,661)	2,823,823	(2,826,484)	(100.1)%
Decrease in cash	$(869,145)	$(768,199)	$(100,946)

Operating Activities

During fiscal 2012, we funded our operations through operating activities. Net cash provided by operating activities amounted to $1,376,330 as compared to $1,545,419 during fiscal 2011, a decrease of 10.9%. The decrease in cash provided by operating activities was primarily due to a decrease in operating income, partially offset by decreases in inventory and accounts receivable balances.

Investing Activities

Net cash used in investing activities for fiscal 2012 was $2,242,814. The decrease from the $5,137,441 used in fiscal 2011 was due mainly to decreased fixed asset purchases and decreased cash paid for acquisitions in 2012. The decrease in Fixed Asset purchases from year to year related mostly to significant capital expenditures for DVD machines 2011 compared to no new machine purchases in 2012. There were no portfolio acquisitions in 2012, only one remaining payment on the acquisition of the Kum and Go portfolio, which closed in December of 2011.

Financing Activities

Net cash used in financing activities was $2,661 due to draw downs from the Loan Agreement (discussed in Financial Footnote #12 “Senior Lenders’ Notes Payable”) offset by paying back senior lender notes and capital leases during fiscal 2012. Net cash provided by financing activities for fiscal 2011 was $2,823,823.

Working Capital

As of December 31, 2012, the Company had current assets of $2,136,872 and current liabilities of $18,477,039, which results in negative working capital of $16,340,167. This compares to a working capital deficit of $5,447,845 that existed at December 31, 2011. This was the result of re-classification of all Senior debt from long-term to current in accordance with events of default as noted in the forbearance agreement with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable”).

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. If the Company is unable to resolve such problems, it may be forced to liquidate or seek relief through a filing under the U.S. Bankruptcy Code. The accompanying condensed consolidated statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company’s intent is to follow the terms and conditions stated in the Forbearance Agreement with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable”). See Risk Factors - “Risks Related to Our Operating Results.”

Additional Funding Sources

We currently do not have bank lines available for our short-term growth needs. See Risk Factors - “Risks Related to Our Operating Results.”

Vault Cash

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days’ notice of their intention not to renew. As of December 31, 2012, the Company had 256 ATMs funded by WSFS with a vault cash outstanding balance of approximately $11,220,000 in connection with this arrangement.

•	Elan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Élan allowing us to obtain up to $100,000,000 in vault cash. The Élan contract may be terminated by Élan at any time upon breach by us and upon the occurrence of certain other events. As of December 31, 2012, the Company had 1,796 ATMs funded by Élan with a vault cash outstanding balance of approximately $35,278,000.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of December 31, 2012, Nationwide had 41 branded financial partners, which funded 375 ATMs.

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

We have previously leased our ATMs and other equipment through capital lease agreements that expire in 2013 and provide for lease payments at interest rates averaging approximately 9.56% per annum. In 2012, we acquired $393,105 of new lease financing for ATMs and other equipment. See Financial Footnote #13 “Capital Lease Obligations” to our consolidated financial statements. We have the following payment obligations under current financing and leasing arrangements:

	Total	Less than 1 year	1-2 Years	2-9 Years
Notes payable- related parties (*)	$11,876	$11,876	$-	$-
Notes payable (*)	26,736	18,064	8,672	-
Senior lender notes (*)	13,161,569	13,161,569	-	-
Capital lease obligations (*)	316,579	239,989	44,121	32,469
Operating leases	628,632	139,259	130,669	358,704
Total contractual cash obligations	$14,145,392	$13,570,757	$183,462	$391,173

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

Interchange fees are fees assessed directly to the card issuer of the consumer. The interchange fees are comprised of two fees: (1) an interchange fee ranging from approximately $0.14 to $0.70 based upon each cash withdrawal transaction; and (2) an interchange fee ranging from approximately $0.15 to $0.25 based upon an account inquiry by the consumer.

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

Deferred Income Tax Assets

The Company had net deferred tax assets of $0 at December 31, 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The ultimate realization of the deferred tax assets are primarily dependent on generating sufficient future taxable income or being able to carryback any taxable losses and claim refunds against previously paid income taxes. The Company incurred losses in fiscals 2012, 2011 and 2010 and believes that there is substantial uncertainty that it will return to future profitability. As such, the Company does not believe any of its net deferred income tax assets at December 31, 2012 would be realizable.

Recent Accounting Pronouncements

See Financial Footnotes #2 “Summary of Significant Accounting Policies” regarding the impact of recently issued accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Inflation and Changing Prices. Our results of operations were impacted by decreasing interest rates as noted below:

Increases in interest rates will increase our cost of cash expenses. We have vault cash agreements with various financial institutions that supply cash to our ATMs for fees based on variable interest rates. Vault cash obtained under these programs remains the property of the financial institution and, as such, is not reflected on our consolidated balance sheets. During 2012, amounts we accessed each month ranged from $35.0 million to $55.0 million and we paid cash fees for the fiscal year totaling approximately $930,000 for use of the cash. During 2011, amounts we accessed each month ranged from $35.0 million to $46.5 million and we paid cash fees totaling approximately $968,000 for use of the cash. Such fees are related to the bank’s interest rates. If such rates were to increase by 100 basis points, our annual gross profit would decline by approximately $350,000 to $550,000 on a pre-tax basis.

Interest Rate Impact. We paid an average interest rate of approximately 1.75% for our vault cash fees in fiscal 2012 compared to an average interest rate of 1.9% in fiscal 2011.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses. Based on its evaluation under the framework in “Internal Control—Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2012 in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's executive officers, directors and key employees and their ages and positions as of March 23, 2013 are as follows:

Name	Age	Positions

Christopher L. Doucet	49	Director
Lock Ireland	68	Director
Sharon Jackson	55	Secretary
Robert Landis	53	Director
Michael J. Loiacono	47	Chief Financial Officer, Chief Accounting Officer
Joseph M. Loughry, III	67	Chairman, Director
Kevin L. Reager	55	President and Chief Executive Officer, Director
Eric S. Weinstein	42	Director

The following is a brief description of each officer and director listed above:

Christopher L. Doucet, Director

Mr. Doucet is the Chief Executive Officer of Doucet Asset Management, LLC (“Doucet Asset Management”), and the managing member of Doucet Capital, LLC, which controls Doucet Asset Management. Doucet Asset Management was the beneficial holder of greater than five percent (5%) of the Company’s outstanding common stock as of the date of Mr. Doucet’s election to the Company’s board of directors on February 3, 2011. Chris founded Doucet Asset Management in September 2006 and has served as Chief Executive Officer and Portfolio Manager since the firms’ inception. Chris brings a wealth of operational and organizational experience to the board, as well as the ability to see long term vision and the ability remain focused on that vision. Chris has served on several boards in the past and also has successfully operated and sold several businesses. Other than the relationship of Doucet Asset Management to the Company as a shareholder, there are no other relationships between the Company and Mr. Doucet and/or Doucet Asset Management, and there are no material arrangements with respect to Mr. Doucet’s election as director. Mr. Doucet joined the Company as a director in February 2012 and his current term expires on the date of the next annual meeting.

Lock Ireland, Director

Mr. Ireland is the recent past Chairman of the Board for Proficio Bank Chartered in Utah of which he was a founding Director in 2005. Prior to this he was the President and CEO for Resource Corporate Management, Inc. (RCMI) from 1994 to 2002, until which time he sold the company. RCMI was a company that promoted new products and services with community banks via the Bankers' Banks across the United States. Mr. Ireland has held numerous positions from COO to CEO and/or Chairman of the Board with the following Banks: Bankers Trust of South Carolina, 1st Performance Bank, Republic National Bank and Resource Bancshares. His current affiliations include being a Board Member of the Jacksonville Economic Company and previous Board Governor for the Jacksonville Chamber of Commerce. Mr. Ireland brings many affiliations and much experience in the banking and financial industries to the Company. Mr. Ireland originally joined the Company as a director in July 2003 and his current term expires on the date of the next annual meeting.

Sharon Jackson, Secretary

Ms. Jackson has served as the Company’s Director of Corporate Development and Assistant Secretary from 2004 to 2006 and then as the Director of Corporate Operations and Corporate Secretary from 2006 to present. Prior to 2004, Ms. Jackson served as the Director of Marketing and Client Services for Nationwide Money Services, Inc.

Robert Landis, Director

Mr. Landis is currently the Chief Financial Officer and Chief Accounting Officer of Comprehensive Care Corporation, a publicly traded company that provides managed behavioral healthcare and pharmacy management services. He has been with Comprehensive Care for over 5 years, working directly with all operations, financial and SEC filings. Prior to this, Mr. Landis was with Maxicare Health Plans, Inc., a health maintenance organization, as its Treasurer from 1983-1998. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge. Mr. Landis brings strong financial, operational and SEC experience to the Company, and is Chairman of the Audit Committee for the Company. Mr. Landis originally joined the Company as a director in July 2003 and his current term expires on the date of the next annual meeting.

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

Joseph M. Loughry, III, Chairman, Director

Mr. Loughry has had successful hands-on experience in creating shareholder value in public and privately held processing services and software companies with sales ranging from $15 million to $300 million annually. In August 2011, Mr. Loughry was named Executive Chairman of the Board of Persystent Technologies Corporation, a privately-owned Tampa, Florida software company which provides enterprise laptop and desktop standard configuration management and desired state enforcement capabilities to corporations and government agencies. Previously, as President and CEO of HTE, Inc. (listed on NASDAQ) he engineered the turnaround of a public software company that provides integrated application solutions to mid-tier county and city governments throughout the nation. HTE, Inc. was eventually sold to SunGard Data Systems. His background includes almost a decade at General Electric Information Services where he was involved in general management, sales & marketing, product management and product development. He also served as President and CEO of QuestPoint Holdings, Inc., a financial transaction processing services business and as CEO of Nationwide Remittance Centers, Inc. a venture funded lock-box services business, which was acquired by CoreStates Bank. Mr. Loughry graduated from the University of Maryland with a degree in Business Administration in 1967. Mr. Loughry brings extensive experience to the board of directors in managing public companies with a technology focus. Mr. Loughry originally joined the Company as a director in December 2005 and his current term expires on the date of the next annual meeting.

Kevin L. Reager, President and Chief Executive Officer, Director

Mr. Reager serves as President, Chief Executive Officer, Chief Restructuring Officer and Director of the Company. Mr. Reager was appointed to his position on August 21, 2012. Mr. Reager has extensive experience in the ATM/debit card industries, both domestically and internationally. Most recently, Mr. Reager held the position of CEO of Innovus, Inc., a U.S.-based processor of debit and prepaid card transactions. Prior to that, Mr. Reager was a Senior Vice President with eFunds Corporation, a US based billion dollar NYSE listed technology company which was subsequently acquired by Fidelity National Information Systems. Initially, Mr. Reager joined eFunds as SVP, ATM Services with responsibility for a $150 million division and for the largest non-bank ATM program in the United States and Canada at the time. After stabilizing the business and integrating four acquisitions he led its successful sale two years later. Mr. Reager then became the Senior Vice President of eFunds’ International Division, working primarily in Mumbai, India. As the executive responsible for the domestic business of eFunds India, Mr. Reager led the integration of a major acquisition and executed the largest third party processing agreement in the country. In addition, Mr. Reager also worked on corporate projects and acquisitions in the United Kingdom and Canada and consulted on several projects in Latin America and continental Europe. Earlier in his career, Mr. Reager spent 15 years with Bank of America in various retail delivery, finance and technology roles. While at Bank of America, he managed several multi-state operations and grew the non-bank retail delivery ATM network from 1,500 to over 8,000 sites. Mr. Reager is a Certified Public Accountant (inactive status) and began his career with Peat Marwick and Mitchell CPA's (now KPMG). He is an internationally recognized expert on the ATM / Debit Card industries and has spoken at industry conferences throughout the world.

Eric S. Weinstein, Director

Mr. Weinstein is a founding partner of Chancellor Capital Management, LLC, a private investment partnership and hedge fund concentrating on small-cap public equities formed in 2009. He is also the co-founder of Weequahic Partners, LLC, formed in 2005, which operates under a family office structure investing in and advising companies on corporate and strategic issues. From 2003 to 2004, he was Vice President of Strategic Planning for Centennial Communications Corp. Prior to joining Centennial, he was a Director of Credit Suisse First Boston, Inc. (“CSFB”) where Mr. Weinstein served as a key advisor in numerous principal transactions, mergers, acquisitions, equity and leveraged financings. Mr. Weinstein originally joined Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) in 1996, prior to the acquisition of DLJ by CSFB, as the Wireless and Satellite equity research analyst. In 2000, he joined the firm’s Private Equity Group as a Principal where he focused more broadly on telecommunications investment opportunities before returning to Equity Research in 2002 as the Senior U.S. Wireless analyst. Prior to joining DLJ, he had been an equity research analyst at Salomon Brothers and Lehman Brothers. Mr. Weinstein obtained his Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business. Mr. Weinstein brings strong expertise in financial and strategic planning to the board of directors. Mr. Weinstein joined the Company as a director in May 2011 and his current term expires on the date of the next annual meeting.

CORPORATE GOVERNANCE AND BOARD MATTERS

Leadership Structure of the Board of Directors

In 2006, our board of directors separated the positions of Chairman and Chief Executive Officer, and elected Joseph M. Loughry, III, a non-employee independent director, as our Chairman. In August of 2012 our board appointed Kevin L. Reager as our President and Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on day-to-day business and strategic decisions, while allowing the Chairman to lead our board in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment that is required to serve as our Chairman, particularly as the board’s oversight responsibilities continue to grow. While our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having separate positions and having an independent outside director serve as our Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. On November 29, 2012 our board eliminated the Vice Chairman position effective January 1, 2013 and had that position revert to a regular director. In addition, the independent members of our board meet during every board meeting in separate executive session without any member of management present. Our Chairman presides over these meetings.

Meetings of the Board of Directors

In 2012, our board of directors met 14 times. Our board of directors adopted various resolutions pursuant to 17 unanimous written consents in lieu of a meeting during the year ended December 31, 2012. Three of the current directors attended 100% of the meetings of our board of directors during the year and two of the current directors attended 100% of the total number of meetings of all committees on our board of directors on which the incumbent directors served. The other remaining directors attended 93% and 89%, respectively, of the aggregate of (i) the meetings of our board of directors during the year and (ii) the total number of meetings of all committees of our board of directors on which the incumbent directors served.

Board Independence

At the end of 2012, there were five non-employee directors serving on our board of directors. Our board of directors has determined that four of the non-employee directors are “independent” based on the NASDAQ Stock Market definition of independent.

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

On February 3, 2012, the board of directors approved Christopher L. Doucet, to serve as a director for a term expiring on the date of the next annual meeting of shareholders. On August 21, 2012, the board of directors approved Kevin L. Reager, to serve as a director for a term expiring on the date of the next annual meeting of shareholders.

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

Audit Committee

Our audit committee, which is comprised solely of independent directors, consists of Robert J. Landis, as chairman, Eric Weinstein and Joseph M. Loughry III. Our board of directors has determined that Mr. Landis qualifies as an “audit committee financial expert,” as defined in the rules of the SEC. Our audit committee met nine times in fiscal year 2012. Responsibilities of our audit committee include the following: reviewing our consolidated financial statements and consulting with the independent auditors concerning our consolidated financial statements, accounting and financial policies, and internal controls; reviewing the scope of the independent auditors’ activities and the fees of the independent auditor; and reviewing the independence of the auditors.

Compensation Committee

Our compensation committee, which is comprised solely of independent directors, consists of Joseph Loughry, III, as chairman, Robert J. Landis and Eric Weinstein. Our compensation committee did not meet in fiscal year 2012. Our compensation committee is responsible for approving stock plans and option grants, and reviewing and making recommendations to the full board of directors regarding executive compensation and benefits. Our compensation committee is responsible for reviewing salary recommendations for our executives and then approving such recommendations with any modifications it deems appropriate. The independent members of our board of directors are then responsible for approving such salary recommendations with any modifications they deem appropriate. The annual salary recommendations for our named executive officers, other than our Chief Executive Officer, are made by our Chief Executive Officer and by the chairman of our compensation committee for our Chief Executive Officer.

Mergers and Acquisitions Committee

Our mergers and acquisitions committee, which is comprised solely of independent directors, consists of Eric Weinstein, as chairman, Joe Loughry and Christopher L. Doucet. Our mergers and acquisitions committee did not meet during fiscal year 2012. The function of the mergers and acquisitions committee is to explore alternative ways to enhance shareholder value, including joint ventures, mergers, stock sales or a potential sale of company assets, and make recommendations to our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of our common stock held by such persons. Executive officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended December 31, 2012, our executive officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them, with the following exception : Lock Ireland filed one Form 4 late reporting one transaction.

Although it is not our obligation to make filings pursuant to Section 16 of the Exchange Act, we have adopted a policy requiring all Section 16 reporting persons to report to our Chief Executive Officer or Chief Financial Officer prior to engaging in any transactions in our common stock.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2012 and 2011 concerning compensation earned for services rendered in all capacities by our principal executive officer, principal financial officer and all other executive officers whose total compensation exceeds $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Paid Compensation ($) (2)		Total ($)

Marc Caramuta - COO	2012	$40,982	$0	-	-	-	-	-		$40,982
	2011	$125,577	$0	-	$5,058	-	-	-		$130,635

William Costa - CIO	2012	$62,763	$0	-	-	-	-	-		$62,763
	2011	$125,005	$0	-	$6,582	-	-	$2,885		$134,472

Lock Ireland - Co-Interim CEO	2012	$0	$0	-	20,426	-	-	$94,867	(3)	$115,293
	2011	$0	$0	-	$6,468	-	-	$102,000	(3)	$108,468

Michael J. Loiacono - CFO and CAO	2012	$147,810	$0	-	$12,474	-	-	-		$160,284
	2011	$170,007	$0	-	$24,981	-	-	$2,746		$197,734

Kevin L. Reager - CEO	2012	$77,019	$0	-	$0	-	-	$25,000	(4)	$102,019

(1)	The option awards were valued using the Black-Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 131%, forfeiture rate of 0% and a risk free rate of 3.25%. These option awards were computed based on such awards’ aggregate grant date fair value pursuant to FASB ASC Topic 718.
(2)	Unless otherwise noted, All Other Paid Compensation includes compensation from Company matched 401k contributions.
(3)	On February 28, 2011 Mr. Ireland was appointed Co-Interim Chief Executive Officer of the Company, for which he was paid CEO fees in addition to his Director Compensation. Only compensation which Mr. Ireland received by virtue of his role as Interim Co-CEO and Interim CEO is included in this table.
(4)	Prior to being named Chief Executive Officer of the Company, Mr. Reager provided consulting services to the Company.

401k Contribution Plan

Effective fiscal years 2007 through 2009, the Company implemented a performance based incentive program matching 401k contributions. During fiscal years 2007 through 2009, the Company matched up to 50% of the employee’s first 6% of their 401k contributions during that respective quarter upon the Company achieving its net income budget. For fiscal years 2010, 2011 and 2012, the 401k contribution plan was not a performance based incentive program and was not tied to the Company achieving any financial goals or metrics therefore the Company matched up to 50% of the employee’s first 6% 401k contribution. The Company recorded $38,318, $41,565 and $47,858 of expenses relating to this plan during the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the fiscal years ended December 31, 2012, 2011 and 2010, the Company recorded $0, $0 and $19,589, respectively, of expenses relating to this plan.

Stock-Based Compensation

We have established a 2002 Stock Incentive Plan (the “2002 Plan”), a 2004 Stock Incentive Plan (the “2004 Plan”) and a 2010 Stock Incentive Plan (the “2010 Plan”), which provide for the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2012, there were no options to purchase shares of common stock available for future grants under the 2002 Plan, 180,658 shares of common stock were available for future grants under the 2004 Plan, and 925,000 shares of common stock were available for future grants under the 2010 Plan. As of December 31, 2012, 1,105,658 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

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

Employment Agreements; Severance Agreements

Kevin L. Reager

On August 20, 2012, the board of directors of the Company appointed Kevin L. Reager to serve as the new Chief Executive Officer of the Company. Mr. Reager began his employment with the Company on August 21, 2012.

Mr. Reager’s employment with the Company as Chief Executive Officer is governed by the terms of his offer of employment.

In accordance with the Company’s offer of employment to Mr. Reager, he will receive an annual salary in the amount of $225,000. He is also eligible for a cash bonus of 50% of his earned base salary at a 100% target achievement level of certain performance based metrics.

In addition, Mr. Reager was granted options to purchase 700,000 shares of the Company’s common stock, as of August 23, 2012, with a strike price of $.29. The options vest in accordance with certain performance metrics related to the market price of the Company’s common stock. Specifically, the options vest, if at all, ratably between 0-100% for a 30 day sustained market price per share of common stock achievement between $0.50 and $1.20. In effect, 1.4286% of the granted option vests for every $0.01 above $0.50 per share at which the common stock trades at for at least 30 consecutive days. The options would become fully vested upon a change of control or other specified event of corporate reorganization. The options will expire 5 years from the date of grant.

Mr. Reager will also be entitled to severance pay equal to 2 months’ salary for any separation of his employment without cause within the first nine months of his employment. After the first nine months of his employment, he will be entitled to 6 months’ salary for any separation of his employment without cause.

If a change of control of the Company occurs, Mr. Reager will be entitled to 4 months’ salary for any change of control within the first nine months of his employment; or 12 months’ salary for any change of control after the first nine months of his employment.

On November 13, 2012, the Company appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer. This appointment has been made in connection with the requirements of the Forbearance Agreement (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement). As Chief Restructuring Officer, Mr. Reager will have day-to-day operational control of the Company and is empowered to facilitate the identification and execution of a strategic transaction for the Company.

On November 14, 2012, the Company entered into the Incentive Bonus Agreement with Kevin L. Reager, the Company’s Chief Executive Officer and Chief Restructuring Officer.

The Incentive Bonus Agreement calls for a bonus payment to be made to Mr. Reager in the event that the Company is successful in completing a strategic transaction of the Company prior to December 31, 2013. Specifically, if, during the term of the Incentive Bonus Agreement, there is (i) a sale of the Company, the Company shall pay to Mr. Reager a lump sum cash payment (defined in the Incentive Bonus Agreement as a “Sale Bonus”) equal to the greater of (A) Two Hundred Twenty Five Thousand Dollars ($225,000) or (B) one percent (1%) of the total consideration received by the Company (including without limitation any financing proceeds) in connection with such triggering event; or (ii) a recapitalization or restructuring, the Company shall pay to Mr. Reager a lump sum cash payment equal to One Hundred Thousand Dollars ($100,000) (defined in the Incentive Bonus Agreement as the “Recapitalization/Restructuring Bonus,” and together with the Sale Bonus, each a “Bonus”). The Bonus shall be payable to Mr. Reager within two (2) business days after the triggering event giving rise to such payment obligation.

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

On November 21, 2012, the Company entered into a Transaction Bonus Agreement (the “Transaction Bonus Agreement”) with Mr. Loiacono.

The Transaction Bonus Agreement calls for a bonus payment to be made to Mr. Loiacono in the event that the Company is successful in completing a strategic transaction prior to December 31, 2013. Specifically, if, during the term of the Transaction Bonus Agreement, there is (i) a sale of the Company, the Company shall pay to Mr. Loiacono a lump sum cash payment equal to One Hundred Twenty Thousand Dollars ($120,000); or (ii) a recapitalization or restructuring, the Company shall pay to Mr. Loiacono a lump sum cash payment equal to Sixty Thousand Dollars ($60,000) (defined in the Transaction Bonus Agreement as the “Recapitalization/Restructuring Bonus,” and together with the Sale Bonus, each a “Bonus”).

In addition to the foregoing contingent Bonus payments, in the event that Mr. Loiacono’s employment with the Company is terminated other than for Cause (as defined in the Transaction Bonus Agreement) on or before the Term Date, then Mr. Loiacono shall be entitled to a lump sum cash payment of (i) One Hundred Twenty Seven Thousand Five Hundred Dollars ($127,500); and (ii) an amount equal to the Sale Bonus (collectively, the “Severance Payment”).

If payable pursuant to the terms of the Transaction Bonus Agreement, the Bonus and/or the Severance Payment shall be payable to Mr. Loiacono, within two (2) business days after the triggering event giving rise to such payment obligation.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2012

Option Awards										Stock Awards
													Equity Incentive
												Equity	Plan Awards:
					Equity							Incentive	Market or Payout
					Incentive							Plan Awards:	Value
					Plan							Number	of
					Awards:						Market	of	Unearned
		Number	Number		Number					Number	Value of	Unearned	Shares,
		of	of		of					of Shares	Shares or	Shares,	Units or
		Securities	Securities		Securities					or Units	Units of	Units or	Other
		Underlying	Underlying		Underlying					of Stock	Stock	Other Rights	Rights
		Unexercised	Unexercised		Unexercised	Aggregate	Option			That Have	That Have	That Have	That Have
		Options	Options		Unearned	Fair Value	Exercise	Option		Not	Not	Not	Not
		(#)	(#)		Options	At	Price	Expiration		Vested	Vested	Vested	Vested
Name	Year	Exercisable	Unexercisable		(#)	Grant Date	($)	Date		(#)	($)	(#)	($)

Michael J. Loiacono - CFO and CAO	2012	-	36,000	(1)		$14,326	$0.50	12/31/2017		-	-	-	-
	2009	75,000	-	(2)		$51,855	$0.81	12/18/2014		-	-	-	-
	2009	150,000	-	(3)		$17,684	$0.15	3/27/2014		-	-	-	-
	2008	120,000	-	(4)		$26,473	$0.25	3/20/2013		-	-	-	-
	2008	27,000	-	(5)		$5,956	$0.25	2/28/2013		-	-	-	-
	2007	62,500	62,500	(6)	62,500	$69,694	$0.32		(7)	-	-	-	-

Kevin L. Reager - CEO	2012	-	700,000	(8)		$-	$0.29	8/23/2017		-	-	-	-

Except as set forth above, no other named executive officer has received an equity award.

(1)	On June 19, 2012, Michael J. Loiacono received a stock option to purchase 36,000 shares of common stock, which vest which vest based on employment and performance criteria. Seventy percent (70%) of the shares vest on 12/31/12 if 2012 year-end Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) equals five million dollars ($5,000,000) or higher. If not, then seventy percent (70%) of the shares terminate on 12/31/12. Thirty percent (30%) of the shares vest on 12/31/12 if by year-end 2012 a merger and integration of a single company or portfolio acquisition has occurred resulting in a contribution of a minimum of at least one million dollars ($1,000,000) in annualized EBITDA. If not, then thirty percent (30%) of the shares terminate on 12/31/12.
(2)	On December 18, 2009, Michael J. Loiacono received a stock option to purchase 75,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on December 18, 2010; 33 1/3% on December 18, 2011; 33 1/3% on December 18, 2012.
(3)	On March 27, 2009, Michael J. Loiacono received a stock option to purchase 150,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 27, 2010; 33 1/3% on March 27, 2011; 33 1/3% on March 27, 2012.
(4)	On March 20, 2008, Michael J. Loiacono received a stock option to purchase 120,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on March 20, 2009; 33 1/3% on March 20, 2010; 33 1/3% on March 20, 2011.
(5)	On February 29, 2008, Michael J. Loiacono received a stock option to purchase 27,000 shares of common stock, which vest cumulatively as follows: 33 1/3% on February 28, 2009; 33 1/3% on February 28, 2010; 33 1/3% on February 28, 2011.
(6)	On April 2, 2007, Michael J. Loiacono received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.
(7)	On April 2, 2007, Michael J. Loiacono received a stock option to purchase 250,000 shares of common stock, which vest based on employment and performance criteria. On October 10, 2007, 31,250 shares of common stock vested under the stock option and expire on April 2, 2010. The remaining 218,750 vest as follows if employment and performance criteria are met: 31,250 on April 2, 2008 and expire on April 2, 2011; 31,250 on April 2, 2009 and expire on April 2, 2012; 31,250 on April 2, 2010 and expire on April 2, 2013; 62,500 on May 15, 2008 and expire on April 2, 2011; 62,500 on April 2, 2011 and expire on April 2, 2015.
(8)	On August 23, 2012, Kevin L. Reager received a stock option to purchase 700,000 shares of common stock, which vest based on employment, market and performance criteria. The options will vest in accordance with certain performance metrics related to the market price of the Company’s common stock. Specifically, the options vest, if at all, ratably between 0-100% for a 30 day sustained market price per share of common stock achievement between $0.50 and $1.20. In effect, 1.4286% of the granted option vests for every $0.01 above $0.50 per share at which the common stock trades at for at least 30 consecutive days. The options would become fully vested upon a change of control or other specified event of corporate reorganization. The options will expire 5 years from the date of grant.

Director Compensation Table

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2012.

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2012.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael I. Connolly	2012	$2,000	-	$0	-	-	-	$2,000

Christopher L. Doucet	2012	$0	-	$0	-	-	-	$0

Lock Ireland	2012	$36,300	-	$20,426	-	-	-	$56,726

Robert Landis	2012	$16,500	-	$8,694	-	-	-	$25,194

Joseph Loughry, III	2012	$47,000	-	$0	-	-	-	$47,000

Eric S. Weinstein	2012	$13,750	-	$0	-	-	-	$13,750

(1)	The option awards were valued using the Black-Scholes option pricing model assuming up to 5 year lives, no expected dividend payments, volatility average of approximately 114%, forfeiture rate of 0% and a risk free rate of 3.25%. These option awards were computed based on such awards’ aggregate grant date fair value pursuant to FASB ASC Topic 718.

During 2012, 65,000 stock options were granted to directors as follows:

Name	Number of Options	Grant Date and Fair Value of Granted Options

Ireland, Lock	25,000	Granted on April 3, 2012 with a fair value of $11,733
Ireland, Lock	20,000	Granted on July 10, 2012 with a fair value of $8,694
Landis, Robert	20,000	Granted on July 10, 2012 with a fair value of $8,694

The following table sets forth the aggregate number of options outstanding and exercisable at December 31, 2012 for each of our directors.

Name	Total options outstanding	Total options exercisable	Total options unexercisable

Doucet, Christoper L.	-	-	-
Ireland, Lock	266,250	246,250	10,000	(1)
Landis, Robert	85,000	65,000	20,000	(2)
Loughry, Joseph	115,000	115,000	10,000	(3)
Weinstein, Eric	20,000	20,000	-

(1)	5,000 shares vest under an option grant on July 10, 2013.

5,000 shares vest under an option grant on July 12, 2013 and July 12, 2014.

12,500 shares vest under an option grant on April 3, 2013.

20,000 shares vest under an option grant on July 10, 2013.

(2)	5,000 shares vest under an option grant on July 10, 2013.

5,000 shares vest under an option grant on July 12, 2013 and July 12, 2014.

20,000 shares vest under an option grant on July 10, 2012.

(3)	5,000 shares vest under an option grant on December 16, 2013.

5,000 shares vest under an option grant on December 16, 2013 and December 16, 2014.

Discussion of Director Compensation

Four of our non-employee directors receive cash compensation for their service as a director and, where applicable, as a chair of a committee. Effective November 29, 2012, the Board of Directors decreased the director compensation. The chairman of our board of directors receives $3,600 per month with no additional compensation for chairing or membership on a board committee. The chairman of our audit committee receives $1,200 per month, the chairman of our mergers & acquisitions committee receives $1,000 per month, and all other non-employee directors receive $800 per month with the exception of Christopher L. Doucet, a new director effective February 3, 2012, who waived receiving any compensation. Our non-employee directors, with the exception of Christopher L. Doucet who waived receiving any compensation, are also compensated with stock options in accordance with the terms of our Stock Option Plan. Our board approved providing an initial grant of 20,000 stock options upon the election or appointment to our board of directors and annual grants of 20,000 stock options for each year of service thereafter. In 2012, two non-employee directors requested not to receive the annual grant of 20,000 stock options. All non-employee directors are reimbursed for expenses incurred in attending meeting of our board of directors and committees.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2013 by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors, each of our director nominees, each of our named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Shares Outstanding (2)

Christopher L. Doucet	1,932,353	8.50	%(3)
Lock Ireland	487,811	2.15	%(4)
Sharon Jackson	93,700	0.41	%(5)
Robert Landis	160,036	0.70	%(6)
Michael J. Loiacono	432,756	1.90	%(7)
Joseph M. Loughry, III	425,000	1.87	%(8)
Kevin L. Reager	-	0.00%
Eric S. Weinstein	835,766	3.68	%(9)

All executive officers and directors as a group	4,367,422	19.21%

5% owners:

Doucet Capital, LLC.	1,932,353	8.50	%(10)
Rennaissance U.S. Growth Investment Trust PLC	2,029,999	8.93	%(11)
Rennaissance Capital Growth & Income Fund III, Inc.	476,667	2.10	%(12)
MidSouth Investor Fund LP	1,556,840	6.85	%(13)
Bradley Louis Radoff	2,250,000	9.89	%(14)

All 5% owners	8,245,859	36.27%

(1)	Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable as of March 23, 2012. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), referred to in this statement as the SEC, certain shares of our common stock that a beneficial owner has the right to acquire pursuant to the exercise of stock options or warrants, within 60 days of March 23, 2012, are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares reported as beneficially owned by 5% or greater holders, and any other information reported about such holders, is based solely on such holders' filings with the SEC pursuant to Section 13 of the Exchange Act. Unless otherwise noted, the principal address of each beneficial owner, is that of the Company.
(2)	Based on 22,738,885 shares of common stock outstanding as of March 23, 2012.
(3)	Includes 1,932,353 shares of common stock, owned by The Doucet Capital, LLC Group, over which Mr. Doucet, a director of the Company, has beneficial ownership by virtue of his position as Investment Manager of Doucet Capital, LLC.

The principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.

(4)	Includes 229,061 shares of common stock and 258,750 options to purchase common stock.
(5)	Includes 14,200 shares of common stock and 79,500 options to purchase common stock.
(6)	Includes 95,036 shares of common stock and 65,000 options to purchase common stock.
(7)	Includes 60,756 shares of common stock and 372,000 options to purchase common stock.
(8)	Includes 310,000 shares of common stock and 95,000 options to purchase common stock.
(9)	Includes 815,766 shares of common stock and 20,000 options to purchase common stock.
(10)	Includes 1,932,353 shares of common stock, owned by The Doucet Capital, LLC Group, over which Mr. Doucet, a director of the Company, has beneficial ownership by virtue of his position as Investment Manager of Doucet Capital, LLC.
The	principal business address of Doucet Capital, LLC is 2204 Lakeshore Drive, Suite 218, Birmingham, Alabama 35209.
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
(14)	Includes 2,250,000 shares of common stock. The principal business address of 1177 West Loop South, Suite 1625, Houston, Texas 77027.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Mayer Hoffman McCann P.C. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2012 and for the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2012 were $76,845. Total unbilled fess by Mayer Hoffman McCann P.C. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2012 were $66,150. The aggregate fees billed by Mayer Hoffman McCann P.C. for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2011 and for the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year 2011 were $118,000.

During the fiscal year ended December 31, 2012, $1,995 of audit fees were billed by Mayer Hoffman McCann P.C. for review of interest rate hedge accounting.

Audit-Related Fees

During the fiscal years ended December 31, 2012 and 2011, there were no fees billed by Mayer Hoffman McCann P.C. for audit-related fees.

Tax Fees

During the fiscal years ended December 31, 2012 and 2011, there were no fees billed by Mayer Hoffman McCann P.C. for tax related services.

All Other Fees

During the fiscal year ended December 31, 2012, $2,500 of fees were billed by Mayer Hoffman McCann P.C. for a prospective investor’s review of work-papers. During the fiscal year ended December 31, 201, there were no fees billed by Mayer Hoffman McCann P.C. for other fees.

Audit Committee Pre-Approval Policy

The services performed by our independent accountants in 2012 were pre-approved by our audit committee. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to our audit committee regarding the extent of services provided by the independent auditor in accordance with such pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case by case basis.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001 (incorporated by reference to form 10-KSB, filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB, filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in the Company’s Articles of Incorporation and ByLaws defining the rights of holders of the Company’s common stock.

4.2	Loan and Security Agreement, dated as of June 18, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.3	Term Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.4	Draw Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.5	Master Equipment Lease Agreement, dated June 18, 2010, by and among Global Axcess Corp and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.6	Loan and Security Agreement, dated as of December 29, 2011, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

4.7	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

4.8	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.9	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.10	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (incorporated by reference to Form 10-Q, filed with the SEC on August 20, 2012).

4.11	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

4.12	Waiver and Amendment to Four Certain Global Axcess Loan and Security Agreements, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.13	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.002, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.14	Amendment to four Loan and Security Agreements and one Master Equipment Lease Agreement, dated September 28, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on October 4, 2012).

4.15	Forbearance Agreement and Amendment, entered November 12, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc., dated October 5, 2001 (incorporated by reference to Form 10-KSB, filed with the SEC on April 16, 2002).

10.2	Group Contract Amendment entered into between Nationwide Money Services, Inc., Food Lion, LLC, J.H. Harvey Co., LLC and Kash n’ Karry Food Stores, Inc., dated December 20th 2011 (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

10.3	ATM Processing Agreement, dated July 12, 2011, by and between U.S. Bank, a national association doing business as Elan Financial Services and Nationwide Money Services, Inc. (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

10.4	Cash Provisioning Agreement, dated June 1, 2009, by and between U.S. Bank, a national association doing business as Elan Financial Services, Nationwide Money Services, Inc. and Pendum, LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.5	Office Lease with Surburban Owner LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.6	Director Compensation Arrangements (Management compensation plan or arrangement).*

10.7	2002 Stock Incentive Plan (incorporated by reference to Form S-8, filed with the SEC on December 10, 2003).

10.8	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.9	2004 Stock Incentive Plan (incorporated by reference to Form S-8, filed with the SEC on June 25, 2004).

10.10	First Amendment to 2004 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.11	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (Management compensation plan or arrangement) (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.12	Amendment One to Employment Agreement, dated October 21, 2010, by and among the Company and George A. McQuain (Management compensation plan or arrangement) (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

10.13	Employment Agreement, dated October 21, 2010, by and between the Company and Michael J. Loiacono (Management compensation plan or arrangement) (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

10.14	Asset Purchase Agreement by and between the Company and Tejas Video Partners, LTD, dated November 10, 2010 (incorporated by reference to Form 8-K, filed with the SEC on November 12, 2010).

10.15	Asset Purchase Agreement by and between the Company and FMiATM, Inc., dated December 1, 2010 (incorporated by reference to Form 10-K, filed with the SEC on March 30, 2011).

10.16	First Amendment to Loan and Security Agreement, dated as of December 17, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on December 23, 2010).

10.17	2010 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 16, 2010).

10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Form 8-K, filed with the SEC on April 15, 2011).

10.19	Asset Purchase Agreement by and between the Company and Rocky Mountain ATM, Inc., dated November 16, 2011 (incorporated by reference to Form 8-K, filed with the SEC on November 22, 2011).

10.20	Engagement Letter, dated November 13, 2012, by and between Global Axcess Corp. (and affiliates) and Kevin L. Reager (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.21	Transaction Incentive Bonus Agreement, dated November 14, 2012, by and between Global Axcess Corp. (and affiliates) and Kevin L. Reager (Management compensation plan or arrangement) (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.22	Transaction Bonus Agreement, dated November 21, 2012, by and between Global Axcess Corp. (and affiliates) and Michael J. Loiacono (Management compensation plan or arrangement) (incorporated by reference to Form 8-K, filed with the SEC on November 23, 2012).

14.1	Global Axcess Corp Code of Conduct and Business Ethics, as amended and restated effective March 31, 2010.*

21.1	List of Subsidiaries:
Nationwide Money Services, Inc., a Nevada corporation
Nationwide Ntertainment Services, Inc., a Nevada corporation
EFT Integration, Inc., a Florida corporation

23.1	Consent of Mayer Hoffman McCann P.C.*

31.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as of April 01, 2013 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Kevin L. Reager
Kevin L. Reager
President, Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 01, 2013.

Signature	Title

/S/ Michael J. Loiacono	Chief Financial Officer and Chief Accounting Officer
Michael J. Loiacono	(principal financial officer and principal accounting officer)

/S/ Christopher L. Doucet
Christopher L. Doucet	Director

/S/ Lock Ireland
Lock Ireland	Director

/S/ Robert Landis
Robert Landis	Director

/S/ Joseph Loughry
Joseph Loughry	Chairman and Director

/S/ Eric Weinstein
Eric Weinstein	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation – Restated and Amended May 30, 2001 (incorporated by reference to form 10-KSB, filed with the SEC on March 31, 2003).

3.2	ByLaws of Global Axcess Corp – As Amended (incorporated by reference to Form 10-KSB, filed with the SEC on March 31, 2003).

3.3	Amendment to the Articles of Incorporation (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in the Company’s Articles of Incorporation and ByLaws defining the rights of holders of the Company’s common stock.

4.2	Loan and Security Agreement, dated as of June 18, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.3	Term Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.4	Draw Promissory Note, dated June 18, 2010, issued by Global Axcess Corp to Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.5	Master Equipment Lease Agreement, dated June 18, 2010, by and among Global Axcess Corp and Fifth Third Bank (incorporated by reference to Form 8-K filed with the SEC on June 22, 2010).

4.6	Loan and Security Agreement, dated as of December 29, 2011, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

4.7	Second Amendment to Loan and Security Agreement, dated as of January 4, 2012, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

4.8	Amendment to Global Axcess Loan and Security Agreement, entered May 10, 2012, effective as of January 1, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on May 15, 2012).

4.9	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on June 6, 2012).

4.10	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.001, entered May 31, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (incorporated by reference to Form 10-Q, filed with the SEC on August 20, 2012).

4.11	Amendment to Four Certain Global Axcess Loan and Security Agreements, entered June 30, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on July 6, 2012).

4.12	Waiver and Amendment to Four Certain Global Axcess Loan and Security Agreements, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.13	Amendment to Master Equipment Lease Agreement and Equipment Schedule – No.002, entered August 13, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Equipment Finance Company (incorporated by reference to Form 8-K, filed with the SEC on August 17, 2012).

4.14	Amendment to four Loan and Security Agreements and one Master Equipment Lease Agreement, dated September 28, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on October 4, 2012).

4.15	Forbearance Agreement and Amendment, entered November 12, 2012, by and between Global Axcess Corp. (and affiliates) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.1	Agreement entered into with Food Lion, LLC and Nationwide Money Services, Inc., dated October 5, 2001 (incorporated by reference to Form 10-KSB, filed with the SEC on April 16, 2002).

10.2	Group Contract Amendment entered into between Nationwide Money Services, Inc., Food Lion, LLC, J.H. Harvey Co., LLC and Kash n’ Karry Food Stores, Inc., dated December 20th 2011 (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

10.3	ATM Processing Agreement, dated July 12, 2011, by and between U.S. Bank, a national association doing business as Elan Financial Services and Nationwide Money Services, Inc. (incorporated by reference to Form 10-K filed with the SEC on March 30, 2012).

10.4	Cash Provisioning Agreement, dated June 1, 2009, by and between U.S. Bank, a national association doing business as Elan Financial Services, Nationwide Money Services, Inc. and Pendum, LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.5	Office Lease with Surburban Owner LLC (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.6	Director Compensation Arrangements (Management compensation plan or arrangement).*

10.7	2002 Stock Incentive Plan (incorporated by reference to Form S-8, filed with the SEC on December 10, 2003).

10.8	First Amendment to 2002 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.9	2004 Stock Incentive Plan (incorporated by reference to Form S-8, filed with the SEC on June 25, 2004).

10.10	First Amendment to 2004 Stock Incentive Plan (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.11	Employment Agreement dated July 1, 2008 by and between the Company and George McQuain (Management compensation plan or arrangement) (incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

10.12	Amendment One to Employment Agreement, dated October 21, 2010, by and among the Company and George A. McQuain (Management compensation plan or arrangement) (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

10.13	Employment Agreement, dated October 21, 2010, by and between the Company and Michael J. Loiacono (Management compensation plan or arrangement) (incorporated by reference to Form 8-K filed with the SEC on October 26, 2010).

10.14	Asset Purchase Agreement by and between the Company and Tejas Video Partners, LTD, dated November 10, 2010 (incorporated by reference to Form 8-K, filed with the SEC on November 12, 2010).

10.15	Asset Purchase Agreement by and between the Company and FMiATM, Inc., dated December 1, 2010 (incorporated by reference to Form 10-K, filed with the SEC on March 30, 2011).

10.16	First Amendment to Loan and Security Agreement, dated as of December 17, 2010, by and among Global Axcess Corp (and subsidiaries) and Fifth Third Bank (incorporated by reference to Form 8-K, filed with the SEC on December 23, 2010).

10.17	2010 Stock Incentive Plan (incorporated by reference to the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 16, 2010).

10.18	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Form 8-K, filed with the SEC on April 15, 2011).

10.19	Asset Purchase Agreement by and between the Company and Rocky Mountain ATM, Inc., dated November 16, 2011 (incorporated by reference to Form 8-K, filed with the SEC on November 22, 2011).

10.20	Engagement Letter, dated November 13, 2012, by and between Global Axcess Corp. (and affiliates) and Kevin L. Reager (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.21	Transaction Incentive Bonus Agreement, dated November 14, 2012, by and between Global Axcess Corp. (and affiliates) and Kevin L. Reager (Management compensation plan or arrangement) (incorporated by reference to Form 8-K, filed with the SEC on November 15, 2012).

10.22	Transaction Bonus Agreement, dated November 21, 2012, by and between Global Axcess Corp. (and affiliates) and Michael J. Loiacono (Management compensation plan or arrangement) (incorporated by reference to Form 8-K, filed with the SEC on November 23, 2012).

14.1	Global Axcess Corp Code of Conduct and Business Ethics, as amended and restated effective March 31, 2010.*

21.1	List of Subsidiaries:
Nationwide Money Services, Inc., a Nevada corporation
Nationwide Ntertainment Services, Inc., a Nevada corporation
EFT Integration, Inc., a Florida corporation

23.1	Consent of Mayer Hoffman McCann P.C.*

31.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of Global Axcess Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

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

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Global Axcess Corp & Subsidiaries:

We have audited the accompanying consolidated balance sheets of Global Axcess Corp and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive loss, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Axcess Corp and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern at December 31, 2012. Management’s plans in regard to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

April 01, 2013

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$106,218	$975,363
Accounts receivable, net of allowance of $60,005 in 2012 and $26,451 in 2011	770,248	1,034,938
Inventory, net of allowance for obsolescence of $182,572 in 2012 and 2011	1,160,475	1,898,732
Deferred tax asset - current	-	315,960
Prepaid expenses and other current assets	99,931	115,602
Total current assets	2,136,872	4,340,595

Fixed assets, net	7,867,944	9,241,824

Other assets
Merchant contracts, net	10,207,610	12,435,353
Intangible assets, net	124,742	4,459,334
Deferred tax asset - non-current	-	1,659,251
Other assets	110,469	692,027

Total assets	$20,447,637	$32,828,384

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,803,079	$5,704,245
Interest rate swap contract	554,577	-
Note payable - related party - current portion, net	11,722	33,100
Notes payable - current portion	16,443	18,922
Senior lenders' notes payable - current portion, net	12,866,707	3,715,796
Capital lease obligations - current portion	224,511	316,377
Total current liabilities	18,477,039	9,788,440

Long-term liabilities
Interest rate swap contract	-	605,479
Note payable - related party - long-term portion	-	11,229
Notes payable - long-term portion	8,472	25,651
Senior lenders' notes payable - long-term portion	-	8,633,960
Capital lease obligations - long-term portion	64,603	46,979
Total liabilities	18,550,114	19,111,738

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,225,358 and 23,174,108 shares issued and 22,738,885 and 22,712,977 shares outstanding at December 31, 2012 and December 31, 2011, respectively	22,789	22,763
Additional paid-in capital	23,739,111	23,606,308
Accumulated other comprehensive loss	(431,081)	(605,479)
Accumulated deficit	(21,186,437)	(9,075,687)
Treasury stock; 486,473 and 461,131 shares of common stock at cost at December 31, 2012 and December 31, 2011, respectively	(246,859)	(231,259)
Total stockholders' equity	1,897,523	13,716,646
Total liabilities and stockholders' equity	$20,447,637	$32,828,384

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Years Ended December 31,
	2012	2011	2010

Revenues	$31,193,987	$31,941,134	$22,743,335

Cost of revenues	22,278,241	19,835,298	13,355,741
Gross profit	8,915,746	12,105,836	9,387,594

Operating expenses
Depreciation expense	2,533,440	2,233,721	1,597,333
Amortization of intangible merchant contracts	1,301,036	1,210,213	854,685
Impairment of assets and long-lived assets	6,679,742	1,182,694	481,993
Selling, general and administrative	6,280,287	7,455,057	6,671,443
Restructuring charges	50,745	949,307	-
Stock compensation expense	107,088	104,161	215,813
Total operating expenses	16,952,338	13,135,153	9,821,267
Operating loss from operations before items shown below	(8,036,592)	(1,029,317)	(433,673)

Interest expense, net	(1,608,548)	(742,407)	(522,083)
Debt restructuring charges	(543,648)	-	-
Gain on sale of assets	75,194	82,685	-
Other non-operating expense, net	-	(112,500)	-
Loss on early extinguishment of debt	-	-	(102,146)
Loss from operations before income tax expense	(10,113,594)	(1,801,539)	(1,057,902)
Income tax (expense) benefit	(1,997,156)	(75,646)	204,334
Net loss	$(12,110,750)	$(1,877,185)	$(853,568)

Loss per common share - basic:
Net loss per common share	$(0.53)	$(0.08)	$(0.04)

Loss per common share - diluted:
Net loss per common share	$(0.53)	$(0.08)	$(0.04)

Weighted average common shares outstanding:
Basic	22,732,457	22,543,454	21,980,369
Diluted	22,732,457	22,543,454	21,980,369

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Fiscal Years Ended December 31,
	2012	2011	2010

Net loss	$(12,110,750)	$(1,877,185)	$(853,568)

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	30,183	(605,479)	-
Reclassification adjustment on cash flow hedge into earnings	144,215	-	-
Total other comprehensive income (loss)	174,398	(605,479)	-

Total comprehensive loss	$(11,936,352)	$(2,482,664)	$(853,568)

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, December 31, 2009	21,883,924	$21,932	$22,900,880	$(6,344,934)	$-		$(11,966)	$16,565,912

Stock compensation expense	-	-	215,813	-	-		-	215,813

Stock warrants exercised, cashless	128,571	129	39,871	-	-		(40,000)	-

Stock options exercised, cashless	60,016	60	29,940	-	-		(30,000)	-

Exercise of stock options	66,933	67	15,834	-	-		-	15,901

Net loss	-	-	-	(853,568)	-		-	(853,568)

Balances, December 31, 2010	22,139,444	$22,188	$23,202,338	$(7,198,502)	$-		$(81,966)	$15,944,058

Stock compensation expense	-	-	104,161	-	-		-	104,161

Shares issued in Tejas Acquisition	200,000	200	105,800	-	-		-	106,000

Stock options exercised, cashless	233,533	234	149,059	-	-		(149,293)	-

Stock options exercised	140,000	141	35,659	-	-		-	35,800

Stock options issued to consultants in lieu of cash compensation	-	-	9,291	-	-		-	9,291

Other comprehensive loss	-	-	-	-	(605,479)	(605,479)	-	(605,479)

Net loss	-	-	-	(1,877,185)	-	(1,877,185)	-	(1,877,185)
						(2,482,664)

Balances, December 31, 2011	22,712,977	$22,763	$23,606,308	$(9,075,687)	$(605,479)		$(231,259)	$13,716,646

Stock compensation expense	-	-	107,088	-	-		-	107,088

Stock options exercised, cashless	25,908	26	15,574	-	-		(15,600)	-

Stock options issued to consultants in lieu of cash compensation	-	-	10,141	-	-		-	10,141

Other comprehensive income	-	-	-	-	174,398	174,398	-	174,398

Net loss	-	-	-	(12,110,750)	-	(12,110,750)	-	(12,110,750)
						(11,936,352)

Balances, December 31, 2012	22,738,885	$22,789	$23,739,111	$(21,186,437)	$(431,081)		$(246,859)	$1,897,523

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(12,110,750)	$(1,877,185)	$(853,568)
Stock based compensation	107,088	104,161	215,813
Stock options issued to consultants in lieu of cash compensation	10,141	9,291	-
Loss on early extinguishment of debt	-	-	61,508
Depreciation expense	2,533,440	2,233,721	1,597,333
Amortization of intangible merchant contracts	1,301,036	1,210,213	854,685
Amortization of capitalized loan fees	444,702	88,849	43,930
Impairment of assets and long-lived assets	6,679,742	1,182,694	481,993
Non-cash restructuring charges	-	175,102	-
Allowance for doubtful accounts	32,185	(4,087)	9,492
Allowance for inventory obsolescence	-	-	88,000
Gain on sale of assets	(75,194)	(82,685)	-
Changes in operating assets and liabilities, net of effects of acquisitions:		-	-
Change in automated teller machine vault cash	-	-	250,000
Change in accounts receivable, net	232,505	(619,895)	424,552
Change in inventory, net	145,213	(622,008)	(1,406,431)
Change in prepaid expenses and other current assets	15,671	23,949	(7,451)
Change in other assets	3,480	(47,142)	(36,500)
Change in intangible assets, net	(140,470)	(328,967)	(228,743)
Change in deferred taxes	1,975,211	-	(292,745)
Change in interest rate swap contract	123,496	-	-
Change in accounts payable and accrued liabilities	98,834	99,408	1,476,254
Change in automated teller machine vault cash payable	-	-	(250,000)
Net cash provided by operating activities	1,376,330	1,545,419	2,428,122

Cash flows from investing activities:
Cash paid for Tejas acquisition	-	(1,375,000)	-
Cash paid for Kum and Go acquisition	(1,000,000)	(500,000)	-
Cash paid for other acquisitions	-	(333,000)	-
Cash paid for FMiATM acquisition	-	-	(914,571)
Proceeds from sale of fixed assets	-	150,330	24,550
Costs of acquiring merchant contracts	(96,903)	(135,346)	(379,916)
Deposits on fixed assets	-	(578,078)	-
Purchase of fixed assets	(1,145,911)	(2,366,347)	(5,342,743)
Net cash used in investing activities	(2,242,814)	(5,137,441)	(6,612,680)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	35,800	15,901
Proceeds from senior lenders' notes payable	2,389,031	6,497,038	10,039,655
Proceeds from notes payable	-	-	710,532
Change in restricted cash	-	-	800,000
Principal payments on senior lenders' notes payable	(1,872,080)	(3,196,736)	(6,118,773)
Principal payments on notes payable	(19,658)	(28,680)	(730,201)
Principal payments on note payable - related party	(32,607)	(29,105)	(25,978)
Principal payments on capital lease obligations	(467,347)	(454,494)	(770,876)
Net cash provided by (used in) financing activities	(2,661)	2,823,823	3,920,260
Decrease in cash and cash equivalents	(869,145)	(768,199)	(264,298)
Cash and cash equivalents, beginning of period	975,363	1,743,562	2,007,860
Cash and cash equivalents, end of the period	$106,218	$975,363	$1,743,562

Cash paid for interest	$1,010,170	$674,994	$486,889
Cash paid for income taxes	$51,085	$86,298	$134,913

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended December 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2012	2011	2010

The significant non-cash activities of the Company were as follows:

Operating activities:
Accretion of asset retirement obligation	$-	$-	$25,000
Net transfer of de-installed net fixed assets to (from) inventory	668,238	980,896	(236,856)
Non-cash accrued interest expenses on swap agreement with senior lender	-	(605,479)	-
Total non-cash operating activities	$668,238	$375,417	$(211,856)

Investing activities:
Purchase of assets under capital lease obligations	$393,105	$157,387	$434,792
Net transfer of de-installed net fixed assets (to) from inventory	(668,238)	(980,896)	236,856
Total non-cash investing activities	$(275,133)	$(823,509)	$671,648

Acquisition of assets of Tejas:
Computer equipment	$-	$25,400	$-
DVD inventory	-	88,916	-
Merchant contracts	-	1,366,684	-
Assets acquired	-	1,481,000	-
Common stock issued, subject to restrictions	-	(106,000)	-
Cash paid for Tejas acquisition	$-	$1,375,000	$-

Acquisition of assets of Kum and Go:
ATMs	$-	$250,000	$-
Merchant contracts	-	1,250,000	-
Assets acquired	-	1,500,000	-
Accounts payable		(1,000,000)	-
Cash paid for Kum and Go acquisition	$-	$500,000	$-

Acquisition of other assets:
ATMs	$-	$143,391	$-
Merchant contracts	-	189,609	-
Cash paid for other acquisitions	$-	$333,000	$-

Acquisition of assets of FMiATM:
Automated teller machines	$-	$-	$346,386
Merchant contracts	-	-	688,185
Assets acquired	-	-	1,034,571
Accounts payable and accrued liabilities	-	-	(120,000)
	$-	$-	$914,571

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 25,342, 308,106 and 105,163 shares of common stock at cost for the years ended December 31, 2012, 2011 and 2010, respectively	$(15,600)	$(149,293)	$(70,000)
Total non-cash financing activities	$(15,600)	$(149,293)	$(70,000)

See Accompanying Independent Registered Public Accounting Firm’s Report and Notes to Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

1.	Description of THE COMPANY’S businesS and BASIS OF PRESENTATION

Global Axcess Corp (the “Company”), is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services. Nationwide Ntertainment Services, Inc. was formed during fiscal 2009. These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services. The Company’s fiscal year ended December 31, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $12,110,750, $1,877,185 and $853,568, and used $869,145, $768,199 and $264,298 in cash for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Company has a negative working capital (current liabilities exceeded current assets) of $16,340,167, an accumulated deficit of $21,186,437 and cash and cash equivalents of $106,218 as of December 31, 2012. The net losses and net working capital deficit create an uncertainty about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. The Company may raise additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific market opportunity, or by selling all or portion of the Company’s assets. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code, which could result in the total loss of shareholders’ investments in the Company.

There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company’s intent is to follow the terms and conditions stated in the Forbearance Agreement with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable”).

See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

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

Merchant Contract Concentration

The Company contracts the locations for its ATMs with various merchants. As of December 31, 2012, the Company has approximately 4,500 active ATMs, of which over 800 machines are contracted through a single merchant. Revenues from this merchant were approximately 16.6%, 17.2% and 22.9% of total revenues for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

Additionally, the Company recognizes revenue on breached contracts when cash is received. During the fiscal year ended December 31, 2012, the Company did not record any revenue on breached contracts.

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

Total Revenues and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as single line items in the consolidated statements of income. The following tables set forth the revenues and cost of revenues sources included in the single line items presented for the fiscal years ended December 31, 2012, 2011 and 2010:

Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

ATM Surcharge / Convenience Fee revenue	$18,819,410	$16,207,669	$12,617,673
ATM Interchange revenue	6,661,176	6,898,100	6,933,821
ATM Processing revenue	157,397	181,747	175,044
ATM Sales revenue	309,473	412,795	362,563
Other ATM revenue	1,166,367	1,353,951	1,402,005
DVD Rental revenue	4,080,164	6,886,872	1,252,229
Total revenues	$31,193,987	$31,941,134	$22,743,335

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

ATM Operating revenue	$26,804,350	$24,641,467	$21,128,543
ATM Sales revenue	309,473	412,795	362,563
DVD Operating revenue	4,080,164	6,886,872	1,252,229
Total revenues	$31,193,987	$31,941,134	$22,743,335

Cost of Revenues:

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

ATM Merchant residual / commission costs	$12,301,507	$8,052,729	$6,392,182
ATM Cost of cash	2,914,089	2,720,088	2,201,353
ATM Processing costs	1,023,796	1,128,738	1,056,710
ATM Communication costs	438,901	428,665	557,940
ATM Sales costs	200,299	358,035	360,844
Other ATM cost of revenues	2,273,466	1,735,601	1,212,998
DVD operating costs	3,126,183	5,411,442	1,573,714
Total cost of revenues	$22,278,241	$19,835,298	$13,355,741

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

Cost of ATM Operating revenue	$18,951,759	$14,065,821	$11,421,183
ATM Sales costs	200,299	358,035	360,844
Cost of DVD Operating revenue	3,126,183	5,411,442	1,573,714
Total cost of revenues	$22,278,241	$19,835,298	$13,355,741

Accounts Receivable

The Company reviews the accounts receivable on a regular basis to determine the collectibility of each account. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. The Company records an allowance for doubtful accounts for a percentage of any billed invoice aged past 60 days. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts. As of December 31, 2012 and 2011, the Company reserved $60,005 and $26,451 as an allowance for doubtful accounts against the accounts receivable of $830,253 and $1,061,389, respectively.

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

The Company reserves for inventory obsolescence based upon physical inventory count and evaluations of how long items remain in inventory combined with historical usage of respective items. At December 31, 2012 and 2011, the Company's inventory, net of an allowance for obsolescence of $182,572, totaled $1,160,475 and $1,898,732, respectively.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability, as well as historical age, to estimate useful economic lives and values. During fiscal 2012, the Company recorded and impairment charge of $1,534,537 relating to its DVD kiosk fixed assets and $91,235 on its ATM assets. In fiscal 2010, the Company recognized an impairment charge of $481,993 relating to certain DVD kiosk assets. Refer to Financial Footnote # 23 “Impairment of Assets and Long-Lived Assets” for further information.

Depreciation is recognized using the straight-line method over the following approximate useful lives.

Useful Life
ATMs	10 years
DVD kiosks	5 years
Computers and software	3-5 years
Office furniture and equipment	5 years
Vehicles	5 years
Leasehold improvements	shorter of lease term or useful life of improvement

Lease Committments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases aggregated $186,971, $229,360 and $229,818 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company is also party to various capital leases for ATMs and related components. The assets associated with these capital leases are recorded as fixed assets and depreciated accordingly. The capital lease obligation is recorded and amortized over the life of the lease.

Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and DVD rental kiosks and recognizes this amount as a liability in the period in which it is incurred, on a pooled basis based on estimated deinstallation dates, and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation expense line in the accompanying consolidated statements of income. As the liability is not revalued on a recurring basis, it is annually reevaluated based on current information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2012 and 2011, the Company had accrued $99,430 for asset retirement obligations included in accounts payable and accrued liabilities on the consolidated balance sheets.

Impairment of Assets and Long-Lived Assets

In accordance with GAAP, the Company reviews its long-lived assets, including property and equipment, merchant contracts and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their estimated fair value.

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

During fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the Company’s stock coupled with decreases in the company’s profit margin.

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

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $4,030,360.

Additionally, the Company identified a group of ATM’s that were no longer useful to the Company. These ATM’s were sold during fiscal 2012. Accordingly, these ATM’s were written down to their fair market value based on proceeds realized. The impairment charge was $91,235.

During fiscal 2012, we also determined that sufficient indicators of potential impairment existed to require an impairment analysis for the DVD business. Based on our analyses, we recorded an impairment charge of $1,023,610 on our merchant contracts and a $1,534,537 impairment charge on our DVD kiosks.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s liabilities approximate the estimated fair values at December 31, 2012 and 2011, based upon the Company’s ability to acquire similar debt at similar maturities. The carrying values of all other financial instruments approximate their fair value, because of the short-term maturities of these instruments.

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

401k Contribution Plan

Effective fiscal years 2007 through 2009, the Company implemented a performance based incentive program matching 401k contributions. During fiscal years 2007 through 2009, the Company matched up to 50% of the employee’s first 6% of their 401k contributions during that respective quarter upon the Company achieving its net income budget. For fiscal years 2010, 2011 and 2012, the 401k contribution plan was not a performance based incentive program and was not tied to the Company achieving any financial goals or metrics therefore the Company matched up to 50% of the employee’s first 6% 401k contribution. The Company recorded $38,318, $41,565 and $47,858 of expenses relating to this plan during the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Performance Based Incentive Bonus Plan

Effective fiscal 2008, the Company implemented a performance based incentive program for employees and management of the Company. A quarterly cash bonus pool is funded by the Company’s achievement of net profits. During the fiscal years ended December 31, 2012, 2011 and 2010, the Company recorded $0, $0 and $19,589, respectively, of expenses relating to this plan.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. For annual periods, an entity has the option to present the components of comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. For interim periods, total comprehensive income (loss) is required to be disclosed either below net income (loss) on the income statement or as a separate statement. The ASU does not change the items that must be reported as other comprehensive income (loss). Whether presenting two separate statements or one continuous statement in annual periods, the ASU required entities to present reclassifications from other comprehensive income (loss) in the statement reporting net income (loss). In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which has the same effective date as ASU 2011-05. Companies must continue to disclose reclassifications from other comprehensive income (loss) on the statement that reports other comprehensive income (loss), or in the notes to the financial statements. We adopted this guidance effective January 1, 2012, and included a statement of comprehensive loss in our interim financial statements. The adoption of this guidance did not have a material effect on our financial statements.

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

During fiscal 2012, the Company recorded an impairment charge of $1,023,610 on the acquired merchant contract. See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

Rocky Mountain

On November 21, 2011, the Company acquired certain assets of Rocky Mountain ATM, Inc. (“Rocky Mountain”), an owner and operator of unattended ATMs. Under the terms of the agreement, the Company acquired 238 ATMs and certain contractual rights with customers of Rocky Mountain, for a total purchase price of approximately $1,500,000. The purchase price consisted of $500,000 in cash at the closing of the transaction and $1,000,000 in cash before January 15, 2012. To the extent that a certain assigned contract (the “Specified Contract”) is adjusted or cancelled by the customer, Rocky Mountain will pay to the Company, as a refund of a portion of the Purchase Price, an amount equal to $6,300 times the difference between 238 and the actual number of active ATM sites with such customer, with such adjustment to be calculated as of December 31, 2012. As of December 31, 2012, the Company anticipated it will receive $37,800 as an adjustment to the purchase price.

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

The assets acquired in the Rocky Mountain acquisition serve as collateral for borrowings as discussed in Financial Footnote #12 “Senior Lenders’ Notes Payable.”

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

The assets acquired in these acquisitions serve as collateral for borrowings as discussed in Financial Footnote #12 “Senior Lenders’ Notes Payable.”

FMi

Effective December 1, 2010, the Company acquired certain assets of FMi, an owner and operator of unattended ATMs. Under the terms of the agreement, the Company acquired 140 ATMs and certain contractual rights with customers of FMi, for a total purchase price of approximately $1,034,571. The purchase price consists of $914,571 in cash within five days of December 17, 2010, $60,000 in cash to be paid on or before January 17, 2011 and $60,000 in cash to be paid on or before February 17, 2011. To the extent that a certain assigned contract is cancelled by the customer, up to approximately $182,000 of the purchase price is subject to clawback by the Company after closing. In the event the customer cancels the contract before the end of the current contract, which expires in February 2013, FMi will refund the Company the sum of $7,000 for every month (or partial thereof) the contract is not held to its full term. The aforementioned contract was cancelled in August 2012 and the Company expects to receive $35,000 as a refund pursuant to the clawback provision.

The allocation of the purchase price is based upon estimates of the assets acquired in accordance with the relevant accounting guidance. The acquisition of FMi is based on management’s consideration of past and expected future performance. The allocation of the aggregate purchase price of this acquisition is as follows:

Automated teller machines	$346,386
Merchant contracts	688,185
Assets acquired	$1,034,571

The assets acquired in the FMi acquisition serve as collateral for borrowings as discussed in Financial Footnote #12 “Senior Lenders’ Notes Payable.”

4.	Quarterly Information (in thousands except per share data):

Fiscal 2012 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$8,296	$8,155	$7,909	$6,833
Gross profit	2,659	2,414	2,123	1,719
Operating income from operations	(35)	(252)	(3,758)	(3,991)
Net loss	$(291)	$(576)	$(4,678)	$(6,565)

Loss per common share - basic:
Net loss per common share	$(0.01)	$(0.03)	$(0.21)	$(0.28)

Loss per common share - diluted:
Net loss per common share	$(0.01)	$(0.03)	$(0.21)	$(0.28)

Weighted average common shares outstanding:
Basic	22,723,233	22,728,795	22,738,720	22,738,885
Diluted	22,723,233	22,728,795	22,738,720	22,738,885

Fiscal 2011 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$7,950	$8,294	$8,056	$7,641
Gross profit	3,074	3,062	3,104	2,867
Operating income from operations	(260)	298	(1,201)	134
Net income (loss)	$(544)	$183	$(1,391)	$(126)

Income (loss) per common share - basic:
Net income (loss) per common share	$(0.02)	$0.01	$(0.06)	$(0.01)

Income (loss) per common share - diluted:
Net income (loss) per common share	$(0.02)	$0.01	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	22,287,759	22,556,526	22,620,543	22,699,031
Diluted	22,287,759	23,180,752	22,620,543	22,699,031

5.	ACCOUNTS RECEIVABLE

The components of accounts receivable for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Trade accounts receivable, billed	$155,086	$155,224
Trade accounts receivable, unbilled	675,167	906,165
	830,253	1,061,389
Less: allowance for doubtful accounts	60,005	26,451
Accounts receivable, net	$770,248	$1,034,938

6.	INVENTORY

The components of inventory for the periods presented are as follows:

	December 31, 2012	December 31, 2011

ATM parts and supplies	$204,342	$150,585
Automated teller machines	183,422	197,971
DVD rental kiosks	438,100	1,106,338
DVD library	517,183	626,410
	1,343,047	2,081,304
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$1,160,475	$1,898,732

7.	Fixed assets

The components of fixed assets for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Automated teller machines (A)	$14,522,315	$12,839,512
DVD rental kiosks	4,431,048	3,446,242
Furniture and fixtures	455,787	455,787
Computers, equipment and software (A)	3,666,978	3,450,568
Automobiles	473,641	473,641
Leasehold equipment	84,946	72,533
	23,634,715	20,738,283
Less: accumulated depreciation and amortization (B)	15,766,771	11,496,459
Fixed assets, net	$7,867,944	$9,241,824

(A)	See Financial Footnote #13 “Capital Lease Obligations” for ATMs and computers held under capital leases.
(B)	Depreciation expense from operations for the years ended December 31, 2012, 2011 and 2010 was $2,533,440, $2,233,721 and $1,597,333, respectively.

8.	INTANGIBLE assets AND MERCHANT CONTRACTS

The following table summarizes intangible assets and merchant contracts at December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$-	$-	$-
Other intangible assets	682,997	558,255	124,742
Merchant contracts, net	18,624,935	8,417,325	10,207,610
Total intangible assets, net and merchant contracts, net	$19,307,932	$8,975,580	$10,332,352

The following table summarizes intangible assets and merchant contracts at December 31, 2011:

	Gross Carrying Value	Accumulated Amortization	Net

Goodwill	$4,189,645	$168,286	$4,021,359
Other intangible assets	551,528	113,553	437,975
Merchant contracts, net	18,528,032	6,092,679	12,435,353
Total intangible assets, net and merchant contracts, net	$23,269,205	$6,374,518	$16,894,687

The Company recorded amortization expense related to merchant contracts of $1,301,036, $1,210,213 and $854,685, for the years ended December 31, 2012, 2011 and 2010, respectively. The Company records the amortization of loan costs in interest expense.

Aggregate amortization over the next five years for merchant contracts, net is expected to be as follows:

2013	$1,191,033
2014	$1,043,938
2015	$1,014,968
2016	$1,000,107
2017	$936,528

Aggregate amortization over the next year for other intangible assets is expected to be as follows:

2013	$124,742

At December 31, 2012, the Company has no intangible assets that are not subject to amortization.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Accounts payable	$1,719,625	$2,457,270
Accrued commissions/residual payments	1,988,603	1,404,360
Accrued cost of cash and cash replenishment expenses	82,710	415,330
Accrued payroll	198,388	333,669
Accrued severance	-	237,391
Accrued audit fees	66,150	88,700
Accrued interest	155,249	1,573
Accrued legal fees	1,584	59,858
Asset retirement obligation	99,430	99,430
Accrued taxes	59,664	249,164
Accrued debt restructuring charges	250,000	-
Other	181,676	357,500
Accounts payable and accrued liabilities	$4,803,079	$5,704,245

10.	NOTE PAYABLE – RELATED PARTY

The components of note payable – related party for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Promissory note in the original amount of $243,981 to a stockholder, unsecured, payable in monthly principal and interest installments of $3,000, bearing an annual interest rate of 11%, and due June 2013	$11,722	$44,329

	11,722	44,329
Less: current portion	11,722	33,100
Long-term portion, net of note payable – related party	$-	$11,229

As of December 31, 2012, principal payments due on the note payable – related party are as follows:

2013	$11,722
$11,722

11.	NOTES PAYABLE

The components of notes payable for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Various auto loans	$24,915	$44,573

	24,915	44,573
Less: current portion	16,443	18,922
Long-term portion, net of notes payable	$8,472	$25,651

As of December 31, 2012, principal payments due on the notes payable are as follows:

2013	$16,443
2014	8,472
Total	$24,915

12.	SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	December 31, 2012	December 31, 2011

Fifth Third Bank, term loan (1)	$2,013,889	$2,500,000
Fifth Third Bank, equipment finance line (2)	7,204,824	6,538,897
Fifth Third Bank, draw loan (3)	110,326	743,150
Fifth Third Bank, draw loan #2 (4)	517,043	827,782
Fifth Third Bank, $1.65 million draw loan (5)	1,015,990	1,211,416
Fifth Third Bank, $3.0 million contract facility (6)	85,880	92,400
Fifth Third Bank, $1.0 million contract facility (7)	916,219	200,000
Fifth Third Bank, $250 thousand contract facility (8)	202,536	236,111
Fifth Third Bank, $1.5 million revolving facility (9)	800,000	-
	12,866,707	12,349,756
Less: current portion	12,866,707	3,715,796
Long-term portion, net of senior lenders' notes payable	$-	$8,633,960

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

Effective August 13, 2012 and then again on September 28, 2012, the Company entered into amendments with Fifth Third Bank. These amendments required cash flow forecast reporting and certain specified draw loans to be amended to forego principal payments ultimately until maturity or acceleration, or such other date that all other amounts of obligations are to be paid in full by December 1, 2012. Loans (1), (2), (3), (4), (5), (6), and (7) below were effected. As a result, all outstanding Fifth Third loans and related interest rate swaps have been reclassified to current liabilities.

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the original Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The original Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of December 31, 2012, the outstanding principal balance was $2,013,889 and the interest rate on this facility was 5.5%.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third are used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which effectively fixed its LIBOR interest rate at 2.45% as of April 1, 2012. By fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, interest rate paid on the $3,976,531 equipment lease schedule was 6.45% beginning April 1, 2012. The Company entered into a modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. All other terms of the hedge remained as originally agreed upon. As a result of the August 13, 2012 amendment entered into with the bank, the terms of the swap were altered. This rendered the hedge ineffective. As a result, the mark to market fair value amount between the company and its counter party was booked to interest expense during the quarter. As of December 31, 2012, the Company had drawn down a total of $7,538,650 against the Lease Agreement. $3,227,385 of the total draw down will be on an interim interest-only schedule at an interest rate of 5.5%. As of December 31, 2012, the outstanding principal balance was $7,204,824.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The original Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of December 31, 2012, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $110,326. As of December 31, 2012, the interest rate on this facility was 5.5%.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of December 31, 2012, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $517,043. As of December 31, 2012, the interest rate on this facility was 9.2%.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. Additionally, this draw loan was part of the refinancing amendment effective June 1, 2012. The amended promissory note as of June 1, 2012 increased interest to one month LIBOR plus 750 basis points. As of December 31, 2012, the Company had drawn down $1,520,162 against the Amendment and had an outstanding principal balance of $1,015,990. As of December 31, 2012, the interest rate on this facility was 5.5%.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million. On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory notes carry interest of one month LIBOR plus 750 basis points. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of December 31, 2012, the Company had an outstanding principal balance of $85,880 against the $3.0 m credit facility. As of December 31, 2012, the interest rate on this facility was 6.2%.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million. On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original promissory note carries interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of December 31, 2012, the Company had an outstanding principal balance of $916,219 against the $1.0m credit facility. As of December 31, 2012, the interest rate on this facility was 6.2%.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000. On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of December 31, 2012, the Company had an outstanding principal balance of $202,536 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at December 31, 2012 was 6.2%.

(9). On November 13, 2012 the Company entered into a forbearance agreement and amendment with Fifth Third Bank. The Forbearance Agreement operated as forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreements. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the date of the Forbearance Agreement and ending on the date which is the earliest of (i) February 15, 2013, (ii) the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement).

The Forbearance Agreement also operated as an omnibus amendment to certain terms contained in the Loan Agreements, in exchange for certain agreements and representations made by the Company.

Revolving Loans

Under the Forbearance Agreement, Fifth Third agreed to make certain loans available to the Company up to an aggregate principal amount of $1.0 million (which may be increased to $1.5 million at the sole discretion of Fifth Third) under the terms of a revolving note (“$1.5 million revolving facility”) attached to the Forbearance Agreement. Interest on the $1.5 million revolving facility will accrue at an annual rate of LIBOR + 12.0%. Proceeds under the revolving loans may only be used as specified in the Company’s approved budget (as discussed below) and the Company must pay a $30,000 closing fee associated with the loan. As of December 31, 2012, the Company had drawn down $800,000 against the $1.5 million revolving facility and had an outstanding principal balance of $800,000. As of December 31, 2012, the interest rate on this facility was 12.2%.

Sale Covenants

The Forbearance Agreement also called for the Company to deliver evidences, at certain pre-designated times of commitments, in form and substance acceptable to Fifth Third, related to a reorganization of the Company, including: offering memoranda, letters of intent, definitive offers, and definitive purchase agreements for the sale of all or substantially all company assets and/or the businesses of the Company. The Forbearance Agreement called for the reorganization of the Company to be completed no later than February 15, 2013 (or such later date as the parties may agree).

Budget Covenants

The Forbearance Agreement also required the Company to comply with certain cash flow and budget forecast covenants. Specifically, the Company must deliver cash flow forecasts and reconciliations (and explanations of material variances) to Fifth Third on a weekly basis. Pursuant to these covenants (an extension of the requirement put in place by the September 28, 2012 amendment to the Loan Agreements), the Company must also (i) generate cash receipts in an amount equal to at least ninety percent (90%) of the aggregate amount set forth in the weekly budget projections (with a reference period beginning on October 15, 2012), and (ii) make aggregate cash disbursements no greater than ten percent (10%) more than the amount set in the weekly budget projections (with a reference period beginning on September 10, 2012). Furthermore, any proceeds collected by the Company based on enumerated collateral, must only be used for the purposes specified in the Company’s provided budget.

Management Structuring

The Forbearance Agreement required that, at all times when the Forbearance Agreement is active, the Company’s Chief Executive Officer shall be Kevin L. Reager (the Company’s current Chief Executive Officer), or such other person as may be agreed to by Fifth Third.

The Forbearance Agreement also required the Company to appoint a new Chief Restructuring Officer, who will be empowered to manage the day-to-day operations of the Company and facilitate the Company’s efforts to reorganize through consummation of a strategic transaction. To such end, the Chief Restructuring Officer will also be empowered to explore, negotiate, and execute, deliver and consummate (subject to approvals of the Company’s board of directors and shareholders, as required by law) any agreements related to such strategic transactions.

The Company has appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer pursuant to this requirement.

Outside Consultants

The Forbearance Agreement also required the Company to continue to retain a specified consulting firm, who will monitor and report to Fifth Third on several aspects of the Company’s business and financial condition (an extension and reiteration of the requirement put in place by amendments of the Loan Agreements effective August 13, 2012 and September 28, 2012). The Company must also continue its engagement of a specified investment banker, to assist the Company in connection with such strategic alternatives as the investment banker, the consultant or the Company may propose which are acceptable to Fifth Third (also an extension and reiteration of the requirements put in place by the August 13, 2012 and September 28, 2012 amendments).

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

The Company must provide requested information to Fifth Third on a specified piece of pending litigation involving the Company (this pending litigation was a class action lawsuit against the Company which was subsequently settled for $6,000 in February 2013).

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

The foregoing description of the Forbearance Agreement, including all exhibits attached thereto, is qualified in its entirety by reference to the text of the Forbearance Agreement, a copy of which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2012.

(See 8-K filing “Fifth Third Forbearance Agreement” filed on November 14, 2012 for details on specific agreements and representations made by the Company relating to this agreement.)

As of December 31, 2012, the Company was in technical default under its forbearance agreement with Fifth Third Bank (as more particularly described above). As of the date of filing of this Form 10-K, the Company remained in technical default under the forbearance agreement, as a reorganization of the Company on or before February 15, 2013, along with other specific requirements of the forbearance agreement, had not occurred. See details of the forbearance agreement described above.

Vault Cash Hedge

On May 26, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on $20 million with Fifth Third Bank which swapped the interest rate on the Company’s vault cash. The effective date of the rate swap was June 1, 2012. Beginning in June, the Company began realizing the difference between its variable rate, and effectively fixed rate, a difference of 1.29%.

As of December 31, 2012, principal payments due on the senior lenders’ notes payable are as follows:

2013	$12,866,707
$12,866,707

13.	CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital leases for automated teller machines and computer equipment. For financial reporting purposes, minimum lease payments relating to this equipment have been capitalized. Capital lease obligations, excluding interest, totaling $289,114 require minimum monthly lease payments ranging from approximately $467 to $6,674 with interest rates ranging between 0.00% and 12.00%. The existing capital lease agreements as of December 31, 2012 are at an average interest rate of 9.27%. The future minimum lease payments required under capital lease obligations as of December 31, 2012 are as follows:

F-28

	2013	$239,989
	2014	44,121
	2015	32,469
		316,579
Less: amount representing interest		27,465
Present value of minimum lease payments		289,114
Less: current portion of capital lease obligations		224,511
		$64,603

Equipment leased under capital leases as of December 31, 2012 and 2011, totaled $1,028,664 and $828,623, which is net of accumulated depreciation of $335,702 and $255,519, respectively.

14.	Commitments and contingencies

Leased facilities

Commencing in July 2012, the Company entered into a lease renewal for their Jacksonville, Florida office. The term of the lease is for a period of 63 months and the rent payments on a monthly basis for the first year is $9,938, for the second year is $10,186, for the third year is $10,441, for the fourth year is $10,702, for the fifth year is $10,969 and for the final period through the end of the term is $11,236. The Company entered into a new office lease in Jacksonville, Texas which, effective February 1, 2009, became a month to month lease. The agreement provides for minimum monthly base rental payments of approximately $4,406. The Company also leases a warehouse facility in South Carolina which is a month to month lease. The Company also has various operating leases for computers and equipment. Rental expense under operating leases aggregated $186,971, $229,360 and $229,818 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms as of December 31, 2012:

2013	$139,259
2014	130,669
2015	127,617
2016	130,778
2017	100,309
Total	$628,632

15.	LEGAL PROCEEDINGS

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

16.	EMPLOYMENT AGREEMENTS; SEVERANCE AGREEMENTS

Kevin L. Reager

On August 20, 2012, the board of directors of the Company appointed Kevin L. Reager to serve as the new Chief Executive Officer of the Company. Mr. Reager began his employment with the Company on August 21, 2012.

Mr. Reager’s employment with the Company as Chief Executive Officer is governed by the terms of his offer of employment.

In accordance with the Company’s offer of employment to Mr. Reager, he will receive an annual salary in the amount of $225,000. He is also eligible for a cash bonus of 50% of his earned base salary at a 100% target achievement level of certain performance based metrics.

In addition, Mr. Reager was granted options to purchase 700,000 shares of the Company’s common stock, as of August 23, 2012, with a strike price of $.29. The options vest in accordance with certain performance metrics related to the market price of the Company’s common stock. Specifically, the options vest, if at all, ratably between 0-100% for a 30 day sustained market price per share of common stock achievement between $0.50 and $1.20. In effect, 1.4286% of the granted option vests for every $0.01 above $0.50 per share at which the common stock trades at for at least 30 consecutive days. The options would become fully vested upon a change of control or other specified event of corporate reorganization. The options will expire 5 years from the date of grant.

Mr. Reager will also be entitled to severance pay equal to 2 months’ salary for any separation of his employment without cause within the first nine months of his employment. After the first nine months of his employment, he will be entitled to 6 months’ salary for any separation of his employment without cause.

If a change of control of the Company occurs, Mr. Reager will be entitled to 4 months’ salary for any change of control within the first nine months of his employment; or 12 months’ salary for any change of control after the first nine months of his employment.

On November 13, 2012, the Company appointed Kevin L. Reager (its Chief Executive Officer) as its Chief Restructuring Officer. This appointment has been made in connection with the requirements of the Forbearance Agreement (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement). As Chief Restructuring Officer, Mr. Reager will have day-to-day operational control of the Company and is empowered to facilitate the identification and execution of a strategic transaction for the Company.

On November 14, 2012, the Company entered into the Incentive Bonus Agreement with Kevin L. Reager, the Company’s Chief Executive Officer and Chief Restructuring Officer.

The Incentive Bonus Agreement calls for a bonus payment to be made to Mr. Reager in the event that the Company is successful in completing a strategic transaction of the Company prior to December 31, 2013. Specifically, if, during the term of the Incentive Bonus Agreement, there is (i) a sale of the Company, the Company shall pay to Mr. Reager a lump sum cash payment (defined in the Incentive Bonus Agreement as a “Sale Bonus”) equal to the greater of (A) Two Hundred Twenty Five Thousand Dollars ($225,000) or (B) one percent (1%) of the total consideration received by the Company (including without limitation any financing proceeds) in connection with such triggering event; or (ii) a recapitalization or restructuring, the Company shall pay to Mr. Reager a lump sum cash payment equal to One Hundred Thousand Dollars ($100,000) (defined in the Incentive Bonus Agreement as the “Recapitalization/Restructuring Bonus,” and together with the Sale Bonus, each a “Bonus”). The Bonus shall be payable to Mr. Reager within two (2) business days after the triggering event giving rise to such payment obligation.

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

On November 21, 2012, the Company entered into a Transaction Bonus Agreement (the “Transaction Bonus Agreement”) with Mr. Loiacono.

The Transaction Bonus Agreement calls for a bonus payment to be made to Mr. Loiacono in the event that the Company is successful in completing a strategic transaction prior to December 31, 2013. Specifically, if, during the term of the Transaction Bonus Agreement, there is (i) a sale of the Company, the Company shall pay to Mr. Loiacono a lump sum cash payment equal to One Hundred Twenty Thousand Dollars ($120,000); or (ii) a recapitalization or restructuring, the Company shall pay to Mr. Loiacono a lump sum cash payment equal to Sixty Thousand Dollars ($60,000) (defined in the Transaction Bonus Agreement as the “Recapitalization/Restructuring Bonus,” and together with the Sale Bonus, each a “Bonus”).

In addition to the foregoing contingent Bonus payments, in the event that Mr. Loiacono’s employment with the Company is terminated other than for Cause (as defined in the Transaction Bonus Agreement) on or before the Term Date, then Mr. Loiacono shall be entitled to a lump sum cash payment of (i) One Hundred Twenty Seven Thousand Five Hundred Dollars ($127,500); and (ii) an amount equal to the Sale Bonus (collectively, the “Severance Payment”).

If payable pursuant to the terms of the Transaction Bonus Agreement, the Bonus and/or the Severance Payment shall be payable to Mr. Loiacono, within two (2) business days after the triggering event giving rise to such payment obligation.

17.	INCOME TAXES

Income tax expense (benefit) consists of:

	2012	2011	2010
Current:
Federal	$-	$-	$-
State	21,945	75,646	88,411
Federal and state deferred tax assets	1,975,211	(1,060,982)	(292,745)
Valuation allowance		1,060,982	-
Provision for income taxes	$1,997,156	$75,646	$(204,334)

The provision (benefit) for income taxes shown above varies from statutory federal income tax rates for those periods as follows:

Federal Income Tax Rate	-34.00%	-34.00%	-34.00%
State Income Tax Rate, net of federal tax effect	0.22%	-0.07%	4.67%
DTL/DTA True-up	-0.51%	-5.92%	10.72%
Permanent items	41.77%	1.07%	0.51%
Change in valuation allowance	16.94%	56.52%	0.00%
Other, net	-4.66%	-13.58%	-1.22%

Effective tax rate	19.75%	4.03%	-19.32%

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

F-31

	2012	2011	2010
Deferred tax assets (liabilities)
Current portion
Arising from accounts receivable, inventory and accrued expenses	$158,358	$315,960	$363,926
Valuation allowance	(143,411)	-
Total	$14,947	$315,960	$363,926

Long term portion
Arising from operating loss and credit carryforwards	9,049,651	8,514,784	7,464,411
Arising from temporary differences in interest rate swap liabilities	210,517	229,840	-
Arising from temporary differences in fixed and intangible assets	(2,787,823)	(3,314,711)	(3,143,446)
Total	6,472,345	5,429,913	4,320,965
Valuation allowance	(6,487,292)	(3,770,662)	(2,709,680)
Total	$(14,947)	$1,659,251	$1,611,285

As of December 31, 2012, 2011 and 2010, the Company’s gross deferred tax assets are reduced by a valuation allowance of $6,630,703, $3,770,662 and $2,709,680, respectively, due to negative evidence, primarily previous years operating losses, indicating that a valuation allowance is required under GAAP. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2012 is related to deferred tax assets arising from net operating loss carryforwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

During 2012, the Company increased the valuation allowance related to the current year deferred tax assets arising from net operating loss carryforwards generated in the current year by approximately $2,861,041. The valuation allowance at December 31, 2012 is related to deferred tax assets arising from net operating carry forwards. Due to cumulative taxable losses in recent years coupled with revised projections of its future taxable income, it is more likely than not that the Company will not be able to realize the full benefit of the loss carryfowards before they are due to expire.

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

At December 31, 2012, the Company has net operating loss carryforwards remaining of approximately $23.8 million that may be offset against future taxable income through 2032.

There were no income tax audits during the year ended December 31, 2012. With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2009, and all subsequent years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2010, 2011 and 2012 is as follows:

Balance at January 1, 2010	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2010	$1,147,200

Balance at January 1, 2011	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Total adjustments at December 31, 2011	$1,147,200

Balance at January 1, 2012	$1,147,200
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reduction as a result of expired tax year	(1,147,200)
Settlements	-
Total adjustments at December 31, 2012	$-

A reconciliation of the beginning and ending amount of valuation allowance against the Company's gross deferred assets is as follows:

Balance at January 1, 2010	$2,709,680
Additions	-
Reductions	-
Balance at December 31, 2010	$2,709,680

Balance at January 1, 2011	$2,709,680
Additions	1,060,982
Reductions	-
Balance at December 31, 2011	$3,770,662

Balance at January 1, 2012	$3,770,662
Additions	2,860,041
Reductions	-
Balance at December 31, 2012	$6,630,703

18.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method. No such conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is more than the market value of the Company’s stock. The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Numerator
Loss from continuing operations	$(12,110,750)	$(1,877,185)	$(853,568)

Numerator for diluted loss per share available to common stockholders	$(12,110,750)	$(1,877,185)	$(853,568)

Denominator
Weighted average shares	22,732,457	22,543,454	21,980,369
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-	-

Denominator for diluted loss per share adjusted weighted shares after assumed exercises	22,732,457	22,543,454	21,980,369

Loss per common share - basic:
Net loss per common share	$(0.53)	$(0.08)	$(0.04)

Loss per common share - diluted:
Net loss per common share	$(0.53)	$(0.08)	$(0.04)

For the years ended December 31, 2012, 2011 and 2010, there were stock options and warrants outstanding to acquire 1,184,398, 516,266 and 1,459,716 shares, respectively, of the Company’s common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

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

The following table summarizes our revenues, gross profit, SG&A, stock compensation expenses, depreciation and amortization, impairment of assets and long-lived assets, restructuring charges, operating loss, net loss and Adjusted EBITDA by segment for the periods indicated below.

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA from operations before impairment of long-lived assets, restructuring charges, stock compensation expense, debt restructuring charges, other non-operating expense, gain on sale of assets, and loss on early extinguishment of debt.

	For the year ended	For the year ended	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010

Revenues:
ATM Services	$27,113,823	$25,054,262	$21,491,106
DVD Services - The Exchange	4,080,164	4,088,792	-
DVD Services - Other	-	2,798,080	1,252,229
Corporate Support	-	-	-
Consolidated revenues	$31,193,987	$31,941,134	$22,743,335

Gross profit:
ATM Services	$7,961,765	$10,630,406	$9,709,079
DVD Services - The Exchange	953,981	1,417,493	-
DVD Services - Other	-	57,937	(321,485)
Corporate Support	-	-	-
Consolidated gross profit	$8,915,746	$12,105,836	$9,387,594

SG&A:
ATM Services	$3,951,839	$4,123,430	$4,347,379
DVD Services - The Exchange	656,620	731,701	-
DVD Services - Other	-	801,855	917,260
Corporate Support	1,671,828	1,798,071	1,406,804
Consolidated SG&A	$6,280,287	$7,455,057	$6,671,443

Stock compensation expense:
ATM Services	$-	$-	$-
DVD Services - The Exchange	-	-	-
DVD Services - Other	-	-	-
Corporate Support	107,088	104,161	215,813
Consolidated stock compensation expense	$107,088	$104,161	$215,813

Depreciation & Amortization:
ATM Services	$2,340,643	$2,001,349	$1,721,261
DVD Services - The Exchange	1,188,550	359,312	-
DVD Services - Other	-	778,349	418,029
Corporate Support	305,283	304,924	312,728
Consolidated depreciation & amortization	$3,834,476	$3,443,934	$2,452,018

Impairment of assets and long-lived assets:
ATM Services	$4,121,595	$-	$-
DVD Services - The Exchange	2,558,147	-	-
DVD Services - Other	-	1,182,694	481,993
Corporate Support	-	-	-
Consolidated impairment of assets and long-lived assets	$6,679,742	$1,182,694	$481,993

Restructuring charges:
ATM Services	$50,745	$64,601	$-
DVD Services - The Exchange	-	-	-
DVD Services - Other	-	419,183	-
Corporate Support	-	465,523	-
Consolidated restructuring charges	$50,745	$949,307	$-

Operating loss:
ATM Services	$(2,503,057)	$4,441,026	$3,640,439
DVD Services - The Exchange	(3,449,336)	326,480	-
DVD Services - Other	-	(3,124,144)	(2,138,767)
Corporate Support	(2,084,199)	(2,672,679)	(1,935,345)
Consolidated operating loss	$(8,036,592)	$(1,029,317)	$(433,673)

Net loss:
ATM Services	$(2,427,863)	$4,338,073	$3,742,826
DVD Services - The Exchange	(3,449,336)	326,480	-
DVD Services - Other	-	(3,023,103)	(2,138,767)
Corporate Support	(6,233,551)	(3,518,635)	(2,457,627)
Consolidated net loss	$(12,110,750)	$(1,877,185)	$(853,568)

Adjusted EBITDA:
ATM Services	$4,009,926	$6,506,976	$5,361,700
DVD Services - The Exchange	297,361	685,792	-
DVD Services - Other	-	(743,918)	(1,238,745)
Corporate Support	(1,671,828)	(1,798,071)	(1,406,804)
Consolidated Adjusted EBITDA	$2,635,459	$4,650,779	$2,716,151

The following table summarizes total assets by segment for the periods indicated:

	December 31, 2012	December 31, 2011
Assets:
ATM Services	$19,274,393	$28,062,465
DVD Services	1,173,244	4,765,919
Consolidated assets	$20,447,637	$32,828,384

See Financial Statement Footnote #26 "Subsequent Events" for an update on the Company’s contract with its major DVD customer.

20.	STOCK-BASED COMPENSATION

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

Stock options

The Company established a 2002 Stock Incentive Plan (the “2002 Plan”), a 2004 Stock Incentive Plan (the “2004 Plan”) and a 2010 Stock Incentive Plan (the “2010 Plan”), which provide for the granting of options to officers, employees, directors, and consultants of the Company. As of December 31, 2012, there were no options to purchase shares of common stock available for future grants under the 2002 Plan, 180,658 shares of common stock were available for future grants under the 2004 Plan, and 925,000 shares of common stock were available for future grants under the 2010 Plan. As of December 31, 2012, 1,105,658 shares of common stock were reserved for future stock option grants and no shares were reserved for warrants to purchase common stock.

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

During the years ended December 31, 2012 and 2011, the Company granted stock options totaling 926,500 and 445,000 shares of its common stock, with a weighted average strike price of $0.34 and $0.47 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from four months to five years. As of December 31, 2012, total unrecognized compensation cost related to non-vested stock-based compensation plans was approximately $50,700. This unrecognized compensation is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s stock options activity under compensation plans:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Balance, December 31, 2010	2,893,513	$0.40
Options granted	445,000	0.47
Options cancelled	(212,500)	0.43
Options expired	(830,959)	0.45
Options exercised	(671,639)	0.27
Balance, December 31, 2011	1,623,415	$0.44
Options granted	926,500	0.34
Options cancelled	(62,500)	0.32
Options expired	(430,389)	0.44
Options exercised	(51,250)	0.30
Balance, December 31, 2012	2,005,776	$0.40	2.81	$620,077

Options vested and exercisable as of December 31, 2012	1,184,398	$0.42	1.31	$385,302

For the years ended December 31, 2012, 2011 and 2010, the total fair value of stock options vested was $324,300, $234,795 and $229,042, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Options Outstanding	Contractual Life Years	Exercise Price	Options Excercisible	Exercise Price

< $0.09	-	-	$-	-	$-
$0.09	-	-	$-	-	$-
.>$0.09-$0.92	2,005,776	2.81	$0.40	1,184,398	$0.42

Totals	2,005,776		$0.40	1,184,398	$0.42

	Exercise Price Equals,
Number of Remaining	Exceeds or is Less than	Weighted Average	Range of	Weighted Average
Options Granted	Market Value as of 12/31/12	Exercise Price	Exercise Price	Fair Value

-	Less than	$-	<$0.09	$-
-	Equals	$-	$0.09	$-
2,005,776	Exceeds	$0.40	.>$0.09-$0.92	$0.33

2,005,776

For the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $0, $0 and $7,500 respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2012 and changes during the year then ended is presented below:

		Weighted Average
	Options	Grant-Date
	Outstanding	Fair Value

Nonvested options outstanding as of December 31, 2011	705,794	$0.47
Granted	926,500	$0.28
Vested	(404,717)	$0.44
Forfeited	(406,199)	$0.32
Nonvested options outstanding as of December 31, 2012	821,378	$0.34

Stock warrants

The following table summarizes the Company’s stock warrant activity:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, December 31, 2010	30,000	$0.20
Warrants granted	-	-
Warrants cancelled	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance, December 31, 2011	30,000	$0.20
Warrants granted	-	-
Warrants cancelled	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance, December 31, 2012	30,000	$0.20

The following table summarizes information about warrants outstanding and exercisable at December 31, 2012:

		Weighted Average
	Shares Underlying	Remaining	Weighted Average	Shares Underlying	Weighted Average
Exercise Price	Warrants Outstanding	Contractual Life Years	Exercise Price	Warrants Excercisible	Exercise Price

$0.20	30,000	1.9	$0.20	30,000	$0.20
	30,000		$0.20	30,000	$0.20

21.	RELATED PARTY TRANSACTIONS

None other than what has been already disclosed in Financial Footnote #10 “Note Payable - Related Party.”

22.	FAIR VALUE MEASUREMENT

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP as of December 31, 2012:

		Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$554,577	$-	$554,577	$-

		Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$605,479	$-	$605,479	$-

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $554,577 as of December 31, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI"). Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. Prior to the quarter ending September 30, 2012, the Company only utilized fixed-for-floating interest rate swaps in which the underlying pricing terms agree in all material respects, including the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Due to the August 13, 2012 amendment entered into during the third quarter, as well as the Forbearance Agreement executed with the bank, the derivative instrument relating to the Company’s equipment lease have been deemed completely ineffective from a cash flow hedging standpoint. As these agreements changed terms of the underlying notional amount, the terms of the hedge was modified resulting in fair value of the Company's cash flow hedge being moved from “OCI” on the company’s balance sheet to interest expense on the company’s income statement in relation to the Company's consolidated financial statements. The amount of this reclassification was $144,215. See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the debt balances.

The interest rate swap contract entered into with respect to the Company's equipment lease schedule effectively modifies the Company's exposure to interest rate risk by converting the Company's monthly floating LIBOR rate to a fixed rate. This contract is in place through March 31, 2015 for $3,976,531 which changed with the latest forbearance agreement. The Company entered into a modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. See Financial Footnote #12 “Senior Lender Notes’ Payable” regarding the details of this amendment.

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

23.	IMPAIRMENT OF ASSESTS AND LONG-LIVED ASSETS

As discussed in Financial Footnote #2 “Summary of Significant Accounting Policies”, the Company accounts for the impairment of long-lived assets in accordance with GAAP. The following impairments were recognized during fiscal 2012 and 2011.

During fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require a goodwill impairment analysis for the ATM business. These indicators included a recent forbearance agreement signed with Fifth Third Bank (See Financial Footnote #12 “Senior Lenders’ Notes Payable” regarding the details of the agreement), as well as the recent trading values of the Company’s stock coupled with decreases in the Company’s profit margin.

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

Based on our analyses, the implied fair value of goodwill was lower than the carrying value of goodwill for the ATM business unit. As a result, we recorded an impairment charge of $4,030,360.

Additionally, the Company identified a group of ATM’s that were no longer useful to the Company. These ATM’s were sold during fiscal 2012. Accordingly, these ATM’s were written down to their fair market value based on proceeds realized. The impairment charge was $91,235.

During fiscal 2012, we also determined that sufficient indicators of potential impairment existed to require an impairment analysis for the DVD business. Based on our analyses, we recorded an impairment charge of $1,023,610 on our merchant contracts and a $1,534,537 impairment charge on our DVD kiosks.

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

24.	RESTRUCTURING CHARGES

During fiscal 2012, the Company incurred restructuring expenses due to headcount reductions of $50,745.

On February 28, 2011, the Company and George McQuain, the Company’s Chief Executive Officer, agreed to a mutual separation of Mr. McQuain’s employment. As of February 28, 2011, Mr. McQuain was no longer employed as Chief Executive Officer, Director or in any other capacity, by the Company or any of its subsidiaries. As of December 31, 2012, the Company had paid its severance obligation in full to Mr. McQuain. During February 2011 through September 2011 several other headcounts were reduced as part of a corporate restructuring.

For fiscal 2011, the Company recorded restructuring charges of $547,936 for severance-related expenses. As of December 31, 2011, the Company had accrued $233,599 for severance obligations included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the third quarter of 2011, the Company removed approximately 115 of its DVD rental kiosks from store locations of a major customer, and placed them into storage at a Company warehouse. While some of these kiosks were redeployed to other locations in the field, the majority remained in the warehouse at the end of the third quarter. The Company incurred $126,269 of costs associated with the de-installation and storage of the kiosks. Additionally, the Company received notice from the same customer in the third quarter that it would have to remove all remaining kiosks in the fourth quarter of 2011. This came as a result of cancellation of the Company’s contract with the customer pursuant to the customer’s bankruptcy proceedings. The Company incurred approximate $100,000 of costs associated with the de-installation of these additional kiosks as well as the cost of redeploying kiosks during the fourth quarter of 2011. Additionally, the Company wrote off $175,102 of un-amortized intangible costs relating to its cancelled contract with this customer.

The following table summarizes the restructuring charges recorded during the twelve-month periods ended December 31, 2012 and 2011:

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Deinstallation Charges	$-	$226,269
Unamortized Intangible Write Off	-	175,102
Severance Related Charges	50,745	547,936
Total	$50,745	$949,307

25.	DEBT RESTRUCTURING CHARGES

For the year ended December 31, 2012, the Company incurred debt restructuring expenses of $543,648. These expenses include bank fees, legal expenses incurred by the bank in relation to these amendments, as well as fees for consultants the Company was required to hire as a condition of these amendments.

26.	SUBSEQUENT EVENTS

On March 19, 2013, the Company received a notice of default from its senior lender Fifth Third Bank. Pursuant to the Forbearance Agreement, Fifth Third Bank is exercising its rights to enact default interest rate on all outstanding loan agreements. The default interest rate will equal 5% in excess of the existing interest rate. The new default rates will be effective January 16, 2013.

During March of 2013, the Company informed The Exchange, its primary customer in the DVD business, the Company intends to sell its DVD business. In response to the Company’s request that The Exchange assign its contract when the appropriate time dictates, on March 26, 2013, the Company received notification from The Exchange that The Exchange is terminating its contract with the Company effective June 24, 2013.

