Form 10-Q
period 2013-03-31
GLOBAL AXCESS CORP
filed 2013-05-15
CIK 852570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013

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

As of May 10, 2013, the registrant had 22,738,885 shares outstanding of its common stock, $0.001 par value.

Forward-Looking Statements

Unless the context indicates otherwise, all references in this document to “we,” “us”, “our” and the “Company” refer to Global Axcess Corp and its subsidiaries.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$419,348	$106,218
Accounts receivable, net of allowance of $62,814 in 2013 and $60,005 in 2012	954,408	770,248
Inventory, net of allowance for obsolescence of $182,572 in 2013 and 2012	707,090	1,160,475
Prepaid expenses and other current assets	47,585	99,931
Total current assets	2,128,431	2,136,872

Fixed assets, net	6,868,072	7,867,944

Other assets
Merchant contracts, net	-	10,207,610
Intangible assets, net	62,371	124,742
Other assets	110,469	110,469

Total assets	$9,169,343	$20,447,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,036,927	$4,803,079
Interest rate swap contract	432,557	554,577
Note payable - related party - current portion, net	2,972	11,722
Notes payable - current portion	15,932	16,443
Senior lenders' notes payable - current portion, net	13,566,707	12,866,707
Capital lease obligations - current portion	151,918	224,511
Total current liabilities	19,207,013	18,477,039

Long-term liabilities
Notes payable - long-term portion	4,359	8,472
Capital lease obligations - long-term portion	42,665	64,603
Total liabilities	19,254,037	18,550,114

Stockholders' equity
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 45,000,000 shares authorized, 23,225,358 shares issued and 22,738,885 shares outstanding at March 31, 2013 and December 31, 2012, respectively	22,789	22,789
Additional paid-in capital	23,763,938	23,739,111
Accumulated other comprehensive loss	(327,514)	(431,081)
Accumulated deficit	(33,297,048)	(21,186,437)
Treasury stock; 486,473 shares of common stock at cost at March 31, 2013 and December 31, 2012, respectively	(246,859)	(246,859)
Total stockholders' equity	(10,084,694)	1,897,523
Total liabilities and stockholders' equity	$9,169,343	$20,447,637

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$7,013,746	$8,296,300

Cost of revenues	5,334,119	5,636,808
Gross profit	1,679,627	2,659,492

Operating expenses
Depreciation expense	518,230	615,185
Amortization of intangible merchant contracts	316,033	326,844
Impairment of long-lived assets	10,858,155	-
Selling, general and administrative	1,444,839	1,734,973
Stock compensation expense	24,827	17,195
Total operating expenses	13,162,084	2,694,197
Operating loss from operations before items shown below	(11,482,457)	(34,705)

Interest expense, net	(511,286)	(254,596)
Debt restructuring charges	(97,868)	-
Gain on sale of assets	-	20,493
Loss from operations before income tax expense	(12,091,611)	(268,808)
Income tax expense	(19,000)	(22,500)
Net loss	$(12,110,611)	$(291,308)

Loss per common share - basic:
Net loss per common share	$(0.53)	$(0.01)

Loss per common share - diluted:
Net loss per common share	$(0.53)	$(0.01)

Weighted average common shares outstanding:
Basic	22,738,885	22,723,233
Diluted	22,738,885	22,723,233

See Accompanying Notes to Condensed Consolidated Financial Statements

5

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(12,110,611)	$(291,308)

Other comprehensive income:
Unrealized gain on cash flow hedges	103,567	18,198
Total other comprehensive income	103,567	18,198

Total comprehensive loss	$(12,007,044)	$(273,110)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(12,110,611)	$(291,308)
Stock based compensation	24,827	17,195
Stock options issued to consultants in lieu of cash compensation	-	5,071
Depreciation expense	518,230	615,185
Amortization of intangible merchant contracts	316,033	326,844
Amortization of capitalized loan fees	62,371	47,712
Impairment of assets and long-lived assets	10,858,155	-
Allowance for doubtful accounts	(8,281)	(6,580)
Gain on sale of assets	-	(20,493)
Changes in operating assets and liabilities, net of effects of acquisitions:
Change in accounts receivable, net	(175,879)	(98,505)
Change in inventory, net	36,046	182,083
Change in prepaid expenses and other current assets	52,346	17,156
Change in intangible assets, net	-	(5,723)
Change in interest rate swap contract	(18,453)	-
Change in accounts payable and accrued liabilities	233,848	472,719
Net cash (used in) provided by operating activities	(211,368)	1,261,356

Cash flows from investing activities:
Cash paid for Kum and Go acquisition	-	(1,000,000)
Costs of acquiring merchant contracts	31,148	(26,461)
Purchase of fixed assets	(86,935)	(773,486)
Net cash used in investing activities	(55,787)	(1,799,947)

Cash flows from financing activities:
Proceeds from senior lenders' notes payable	700,000	1,196,964
Principal payments on senior lenders' notes payable	-	(767,947)
Principal payments on notes payable	(4,624)	(5,200)
Principal payments on note payable - related party	(8,750)	(7,809)
Principal payments on capital lease obligations	(106,341)	(113,557)
Net cash provided by financing activities	580,285	302,451
Decrease in cash and cash equivalents	313,130	(236,140)
Cash and cash equivalents, beginning of period	106,218	975,363
Cash and cash equivalents, end of the period	$419,348	$739,223

Cash paid for interest	$232,577	$204,255
Cash paid for income taxes	$26,408	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

Supplemental schedule of non-cash investing and financing activities:

	For the Three Months Ended
SUPPLEMENTAL CASH FLOW INFORMATION	March 31, 2013	March 31, 2012

The significant non-cash activities of the Company were as follows:

Operating activities:
Net transfer of de-installed net fixed assets to (from) inventory	$176,292	$(83,976)
Non-cash accrued interest expenses on swap agreement with senior lender	-	18,198
Total non-cash operating activities	$176,292	$(65,778)

Investing activities:
Purchase of assets under capital lease obligations	$11,810	$70,118
Net transfer of de-installed net fixed assets (to) from inventory	(176,292)	83,976
Total non-cash investing activities	$(164,482)	$154,094

Financing activities:
Settlement of stock option exercises through issuance of treasury stock:
Repurchase of treasury stock, 15,342 shares of common stock at
cost for the period ended March 31, 2012	$-	$(10,000)
Total non-cash financing activities	$-	$(10,000)

See Accompanying Notes to Condensed Consolidated Financial Statements

GLOBAL AXCESS CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(Unaudited)

1.	BASIS OF PRESENTATION

The Accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (the “SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Form 10-K, filed with the SEC, for the year ended December 31, 2012 of Global Axcess Corp and its subsidiaries (the “Company”).

The condensed consolidated financial statements present the condensed consolidated balance sheets, statements of operations, and cash flows of the Company. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the presentation of interim financial statements.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations and cash flows presented herein have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Axcess Corp is a Nevada corporation organized in 1984. The Company, primarily through its wholly owned subsidiaries, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc. and EFT Integration Inc., is an independent provider of self-service kiosk services. Nationwide Ntertainment Services, Inc. was formed during fiscal 2009. These solutions include ATM and DVD kiosk management and support services focused on serving the self-service kiosk needs of merchants, grocers, retailers and financial institutions nationwide. It is a one-stop gateway for unattended self-service kiosk management services. The Company currently owns, manages or operates a total of approximately 4,900 ATMs (4,550) and DVD kiosks (350) in its national network spanning 47 states.

During March 2013, the Company informed The Exchange, its primary customer in the DVD business that the Company intends to sell its DVD business. In response to the Company’s request that The Exchange assign its contract when the appropriate time dictates. On March 26, 2013, the Company received notification from The Exchange that they are terminating its contract with the Company effective June 24, 2013. The Exchange contract accounts for nearly all of the Company’s revenue from its DVD business services.

Going Concern Matters

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements within the Form 10-K, filed with the SEC, for the year ended December 31, 2012, the Company incurred net losses attributable to common shareholders of $12,110,750, $1,877,185 and $853,568, and used $869,145, $768,199 and $264,298 in cash for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Company has a negative working capital (current liabilities exceeded current assets) of $17,078,582, an accumulated deficit of $33,297,048 and cash and cash equivalents of $419,348 as of March 31, 2013. The net losses and net working capital deficit create an uncertainty about the Company’s ability to continue as a going concern.

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

There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company’s intent is to follow the terms and conditions stated in the Forbearance Agreement, The Second Forbearance Agreement (See Financial Footnote #4 “Senior Lenders’ Notes Payable”) and The Third Forbearance Agreement entered into with Fifth Third Bank (See Financial Footnote #14 “Subsequent Events”). ..

Total Revenue and Total Cost of Revenues Presentation

The Company presents “Revenues” and “Cost of Revenues” as a single line item in the condensed consolidated statements of operations. The following tables set forth the revenue and cost of revenues sources included in the single line items presented for the three-month periods ended March 31, 2013 and 2012:

Revenues:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

ATM Surcharge / Convenience Fee revenue	$4,329,568	$4,922,052
ATM Interchange revenue	1,466,423	1,841,779
ATM Processing revenue	36,143	42,512
ATM Sales revenue	33,197	87,883
Other ATM revenue	222,125	334,842
DVD Rental revenue	926,290	1,067,232
Total revenues	$7,013,746	$8,296,300

	For the Three Months Ended
	March 31, 2013	March 31, 2012

ATM Operating revenue	$6,054,259	$7,141,185
ATM Sales revenue	33,197	87,883
DVD Operating revenue	926,290	1,067,232
Total revenues	$7,013,746	$8,296,300

Cost of Revenues:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

ATM Merchant residual / commission costs	$2,968,362	$3,135,457
ATM Cost of cash	684,280	797,446
ATM Processing costs	248,837	275,325
ATM Communication costs	96,392	115,095
ATM Sales costs	10,983	40,585
Other ATM cost of revenues	561,101	431,795
DVD operating costs	764,164	841,105
Total cost of revenues	$5,334,119	$5,636,808

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cost of ATM Operating revenue	$4,558,972	$4,755,118
ATM Sales costs	10,983	40,585
Cost of DVD Operating revenue	764,164	841,105
Total cost of revenues	$5,334,119	$5,636,808

Inventory

The components of inventory as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012

ATM parts and supplies	$204,341	$204,342
Automated teller machines	181,918	183,422
DVD rental kiosks	20,761	438,100
DVD library	482,642	517,183
	889,662	1,343,047
Less: reserve for inventory obsolescence	182,572	182,572
Inventory, net	$707,090	$1,160,475

Fixed Assets

The components of fixed assets for the periods ended March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012

Automated teller machines	$14,589,777	$14,522,315
DVD rental kiosks	4,611,593	4,431,048
Furniture and fixtures	455,787	455,787
Computers, equipment and software	3,694,008	3,666,978
Automobiles	473,641	473,641
Leasehold equipment	84,946	84,946
	23,909,752	23,634,715
Less: accumulated depreciation and amortization	17,041,680	15,766,771
Fixed assets, net	$6,868,072	$7,867,944

Intangible Assets – Merchant Contracts and Other

The following table summarizes Intangible Assets and Merchant Contracts at March 31, 2013:

	Gross Carrying Value	Accumulated Amortization	Net

Other intangible assets	$558,255	$495,884	$62,371
Merchant contracts, net	18,593,787	18,593,787	-
Total intangible assets, net and merchant contracts, net	$19,152,042	$19,089,671	$62,371

The following table summarizes Intangible Assets and Merchant Contracts at December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Net

Other intangible assets	$682,997	$558,255	$124,742
Merchant contracts, net	18,624,935	8,417,325	10,207,610
Total intangible assets, net and merchant contracts, net	$19,307,932	$8,975,580	$10,332,352

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

For the three months ended March 31, 2013 there were stock options outstanding to acquire 1,040,125 shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive. For the three months ended March 31, 2012 there were stock options outstanding to acquire 1,053,570 shares of the Company’s common stock, and stock warrants to purchase 30,000 shares of common stock which were excluded from the calculation of its diluted earnings per share as their effect would be anti-dilutive.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator
Loss from continuing operations	$(12,110,611)	$(291,308)

Numerator for diluted loss per share available to common stockholders	$(12,110,611)	$(291,308)

Denominator
Weighted average shares	22,738,885	22,723,233
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted loss per share adjusted weighted shares after assumed exercises	22,738,885	22,723,233

Loss per common share - basic:
Net loss per common share	$(0.53)	$(0.01)

Loss per common share - diluted:
Net Loss per common share	$(0.53)	$(0.01)

Recent Accounting Pronouncements

Reclassifications out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013, and now reports this information in Financial Footnote #9 “Accumulated Other Comprehensive Loss”.

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Accounts payable	$1,309,766	$1,719,625
Accrued commissions/residual payments	2,394,606	1,988,603
Accrued cost of cash and cash replenishment expenses	116,085	82,710
Accrued payroll	277,309	198,388
Accrued audit fees	22,375	66,150
Accrued interest	371,587	155,249
Accrued legal fees	-	1,584
Asset retirement obligation	99,430	99,430
Accrued taxes	52,265	59,664
Accrued debt restructuring charges	250,000	250,000
Other	143,504	181,676
Accounts payable and accrued liabilities	$5,036,927	$4,803,079

4.	SENIOR LENDERS’ NOTES PAYABLE

The components of senior lenders’ notes payable for the periods presented are as follows:

	March 31, 2013	December 31, 2012

Fifth Third Bank, term loan (1)	$2,013,889	$2,013,889
Fifth Third Bank, equipment finance line (2)	7,204,824	7,204,824
Fifth Third Bank, draw loan (3)	110,326	110,326
Fifth Third Bank, draw loan #2 (4)	517,043	517,043
Fifth Third Bank, $1.65 million draw loan (5)	1,015,990	1,015,990
Fifth Third Bank, $3.0 million contract facility (6)	85,880	85,880
Fifth Third Bank, $1.0 million contract facility (7)	916,219	916,219
Fifth Third Bank, $250 thousand contract facility (8)	202,536	202,536
Fifth Third Bank, $1.5 million revolving facility (9) (10)	1,500,000	800,000
	13,566,707	12,866,707
Less: current portion	13,566,707	12,866,707
Long-term portion, net of senior lenders' notes payable	$-	$-

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

Effective June 1, 2012 the Company entered into a refinancing agreement on several of its credit facilities that effectively extended the amortization of principal from an average of 36 months to an average of 48 months. Additionally, this amendment called for no principal payments for June and July 2012 on select facilities; with principal payments on these facilities reset to August 1. In exchange for the extension of the amortization, the interest rate on all affected debt increased to one month LIBOR plus 750 basis points through March 2013. The affected facilities listed below are (2), (3), (5), (6), and (7). In addition to this agreement, effective September 30, 2012, the Company entered into an amendment for which certain specified draw loans were amended to forego principal payments until maturity or acceleration, or such other date that all other amounts of obligations are to be paid in full. This amendment reset interest back to rates that existed prior to the June 1, 2012 amendment.

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

(1). On the day of closing of the Loan Agreement, the Company issued a promissory note (the "Term Promissory Note") in the amount of $5.0 million to Fifth Third covering the amount disbursed pursuant to the term loan. The Term Promissory Note was available to the Company as a single principal advance. Principal and interest payable under the original Term Promissory Note were to be paid in the amount borrowed over 36 months, beginning July 1, 2010, with 36 monthly principal payments plus accrued interest, with the final payment to be made on May 31, 2013. On January 6, 2012, the Company entered into a modification (the “Modification”) of the Term promissory Note with Fifth Third. As part of the Modification, the Company re-amortized the principal balance of the $2.5 million on this note (as of December 31, 2011) from 17 months remaining to 36 months remaining. The original Term Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. As of March 31, 2013, the outstanding principal balance was $2,013,889 and the interest rate on this facility was 5.5%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(2). The equipment finance line is covered by a Master Equipment Lease Agreement, dated as of June 18, 2010 (the "Lease Agreement"), among the Company, Nationwide Money Services, Inc., Nationwide Ntertainment Services, Inc., and Fifth Third. The Lease Agreement and the corresponding equipment finance line available from Fifth Third are used to fund the purchases of up to $10.0 million of equipment (ATM and DVD kiosks), from time to time, and is available to the Company over a five year period. The line is secured by any equipment that is purchased pursuant to the line. The equipment line may also be used to support IT infrastructure. Borrowings made by the Company pursuant to this equipment line carry a term of one-year interest-only followed by an amortization of three years subsequent to each closing of a drawdown schedule. During an interim period between drawdowns and the closing of a drawdown schedule, the line carries interest-only payments. On March 31, 2011 the Company entered into a 12-month forward looking interest rate swap agreement on a $3,976,531 equipment lease schedule with Fifth Third Bank which effectively fixed its LIBOR interest rate at 2.45% as of April 1, 2012. By fixing the LIBOR rate on its equipment lease schedule at 2.45% effective April 1, 2012, interest rate paid on the $3,976,531 equipment lease schedule was 6.45% beginning April 1, 2012. The Company entered into a modification of terms with this hedge in association with the June 1, 2012 refinancing agreement. This amendment was made in order to reflect the waiver that reset principal payments originally due in June and July of 2012 to August 1, 2012. All other terms of the hedge remained as originally agreed upon. As a result of the August 13, 2012 amendment entered into with the bank, the terms of the swap were altered. This rendered the hedge ineffective. As a result, the mark to market fair value amount between the company and its counter party was booked to interest expense during the quarter. As of March 31, 2013, the Company had drawn down a total of $7,538,650 against the Lease Agreement. $3,227,385 of the total draw down is on an interim interest-only schedule at an interest rate of 5.5%. As of March 31, 2013, the outstanding principal balance was $7,204,824.

(3). Also on the day of the closing of the Loan Agreement, the Company issued a promissory note (the "Draw Promissory Note") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $2.0 million. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The original Draw Promissory Note carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of March 31, 2013, the Company had drawn down a total of $1,994,678 against the Draw Promissory Note and had an outstanding principal balance of $110,326. As of March 31, 2013, the interest rate on this facility was 5.5%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(4). On September 28, 2011, the Company issued a promissory note (the "Draw Promissory Note # 2") to Fifth Third covering any amounts which might be disbursed pursuant to the draw loan, which can be a maximum of $960,000. The Company can request disbursement from the draw loan in $200,000 increments at any time after the delivery of the Draw Promissory Note. The Company will repay any amounts borrowed pursuant to the Draw Promissory Note over 18 months, beginning on the first day of the month following any draw, with 18 monthly principal payments plus accrued interest. The Draw Promissory Note carries interest of LIBOR plus up to 900 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. The proceeds of any amounts disbursed pursuant to the draw loan will be used to purchase DVD inventory for the Company’s DVD kiosk business line. As of March 31, 2013, the Company had drawn down a total of $960,000 against the Draw Promissory Note # 2 and had an outstanding principal balance of $517,043. As of March 31, 2013, the interest rate on this facility was 9.2%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(5). On December 17, 2010, the Company and Fifth Third entered into a First Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, the Company and Fifth Third modified the draw loan aspect of the Loan Agreement to permit for additional financing in the amount of $1,650,000 under the terms of the draw loan for the purposes of purchasing certain assets and customer contracts connected with recent acquisition agreements. The Amendment increased the maximum aggregate credit availability pursuant to the Loan Agreement from $17.0 million to $18.65 million. The draw loan maturity date is the earlier of 36 months (December 15, 2013) or the expiration or earlier termination of the customer agreements that were acquired with the proceeds of the draw loan. As security for the loan to be extended under the Amendment, in addition to that which was granted under the Loan Agreement, the Company granted security interests in the assets to be acquired pursuant to the recent acquisition agreements. The Amendment carries interest of LIBOR plus up to 400 basis points based on a ratio of the Company’s indebtedness to EBITDA or 5.5%, whichever is greater. Additionally, this draw loan was part of the refinancing amendment effective June 1, 2012. The amended promissory note as of June 1, 2012 increased interest to one month LIBOR plus 750 basis points. As of March 31, 2013, the Company had drawn down $1,520,162 against the Amendment and had an outstanding principal balance of $1,015,990. As of March 31, 2013, the interest rate on this facility was 5.5%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(6). On December 29, 2011, the Company, entered into a $3.0 million credit facility (“$3.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $3.0 million. On the day of closing of the Loan Agreement, the Company issued two promissory notes (the “Draw Loan C Promissory Notes”) in the amount of $40,800 and $51,600, respectively, to Fifth Third covering an initial disbursal pursuant to the draw loan. The Company will repay the amount borrowed on each of the Draw Loan C Promissory Notes, beginning on February 29, 2012, on the date which is the earlier of (i) 45 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original Draw Loan C Promissory Notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory notes carry interest of one month LIBOR plus 750 basis points. The proceeds of the Draw Loan C Promissory Notes were used to purchase certain identified customer contracts. The proceeds from any future draw loans made pursuant to the Loan Agreement shall be used for the acquisition of identified customer agreements, and purchases of ATM related equipment and inventory. As of March 31, 2013, the Company had an outstanding principal balance of $85,880 against the $3.0 m credit facility. As of March 31, 2013, the interest rate on this facility was 6.2%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(7). On November 23, 2011, the Company, entered into a $1.0 million credit facility (“$1.0m credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $1.0 million. On the day of closing of the $1.0m credit facility, the Company issued a promissory note in the amount of $200,000 to fund an acquisition of customer agreements. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than May 31, 2015. The original promissory note carries interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. The amended promissory note carries interest of one month LIBOR plus 750 basis points. The proceeds from any future draw loans made pursuant to the $1.0m credit facility shall be used for the acquisition of identified customer agreements. As of March 31, 2013, the Company had an outstanding principal balance of $916,219 against the $1.0m credit facility. As of March 31, 2013, the interest rate on this facility was 6.2%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(8). On November 21, 2011, the Company, entered into a $250,000 credit facility (“$250 thousand credit facility”) with Fifth Third Bank. The credit facility consists of a draw loan of up to $250,000. On the day of closing the $250 thousand credit facility, the Company paid $250,000 to fund an acquisition of customer ATMs. The Company will repay the amount borrowed on the date which is the earlier of (i) 36 months following the date of the note, and (ii) the expiration date or earlier termination of the Customer Agreements; but, in any event, on either note, not later than December 1, 2014. The promissory notes carry interest of LIBOR plus up to 600 basis points or 6.0%, whichever is greater. As of March 31, 2013, the Company had an outstanding principal balance of $202,536 against the $250 thousand credit facility. The interest rate on the balances under the $250 thousand credit facility at March 31, 2013 was 6.2%. In addition to the interest rate, Fifth Third is charging the Company 5% default rate plus a 5% late fee penalty plus 3.5% payment in kind.

(9). On November 13, 2012 the Company entered into a forbearance agreement and amendment with Fifth Third Bank (“The Forbearance Agreement”). The Forbearance Agreement operated as forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreements. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the date of the Forbearance Agreement and ending on the date which is the earliest of (i) February 15, 2013, (ii) the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement).

The Forbearance Agreement also operated as an omnibus amendment to certain terms contained in the Loan Agreements, in exchange for certain agreements and representations made by the Company. The Forbearance Agreement was subsequently superseded, as to certain terms, by The Second Forbearance Agreement (see 10 below) and by The Third Forbearance Agreement (See Financial Footnote #14 “Subsequent Events”).

Revolving Loans

Under the Forbearance Agreement, Fifth Third agreed to make certain loans available to the Company up to an aggregate principal amount of $1.0 million (which may be increased to $1.5 million at the sole discretion of Fifth Third) under the terms of a revolving note (“$1.5 million revolving facility”) attached to the Forbearance Agreement. Interest on the $1.5 million revolving facility will accrue at an annual rate of LIBOR + 12.0%. Proceeds under the revolving loans may only be used as specified in the Company’s approved budget (as discussed below) and the Company paid a $30,000 closing fee associated with the loan. As of March 31, 2012, the Company had drawn down $1,500,000 against the $1.5 million revolving facility and had an outstanding principal balance of $1,500,000. As of March 31, 2013, the interest rate on this facility was 12.2%.

Sale Covenants

The Forbearance Agreement also called for the Company to deliver evidences, at certain pre-designated times of commitments, in form and substance acceptable to Fifth Third, related to a reorganization of the Company, including: offering memoranda, letters of intent, definitive offers, and definitive purchase agreements for the sale of all or substantially all company assets and/or the businesses of the Company. The Forbearance Agreement called for the reorganization of the Company to be completed no later than February 15, 2013 (or such later date as the parties may agree). As of March 31, 2013, the reorganization had not been completed.

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

(See Form 8-K filing “Fifth Third Forbearance Agreement” filed on November 14, 2012 for details on specific agreements and representations made by the Company relating to this agreement.)

As of December 31, 2012, the Company was in technical default under the Forbearance Agreement with Fifth Third Bank (as more particularly described above). As of the date of filing of this Form 10-Q, the Company remained in technical default under the Forbearance Agreement, as a reorganization of the Company on or before February 15, 2013, along with other specific requirements of the Forbearance Agreement, had not occurred. See details of the Forbearance Agreement described above.

(10). On April 23, 2013, the Company entered into a Second Forbearance Agreement and Amendment (the “Second Forbearance Agreement”) relating to several existing credit facilities Fifth Third (those impacted by the Forbearance Agreement). The Second Forbearance Agreement (executed and delivered April 23, 2013, dated April 18, 2013 and effective as of February 15, 2013) operates as a forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreement, and supersedes the Forbearance Agreement to the extent provided therein. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the date of the Second Forbearance Agreement and ending on the date which is the earliest of (i) May 7, 2013, (ii) at Fifth Third’s election, the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement) (the breadth of such time being the “Second Forbearance Period”). The Second Forbearance Agreement was subsequently superseded by The Third Forbearance Agreement (See Financial Footnote #14 “Subsequent Events”) and the May 7, 2013 was changed to May 21, 2013.

The Second Forbearance Agreement also operates as an omnibus amendment to certain terms contained in the Loan Agreements, in exchange for certain agreements and representations made by the Company.

Revolving Loans

Under the Second Forbearance Agreement, Fifth Third agrees to make certain loans available to the Company up to an aggregate principal amount of $1.5 million under the terms of an amended and restated revolving note between the parties, dated January 15, 2013. Interest on these revolving loans will accrue at an annual rate of LIBOR + 12.0%. Proceeds under the revolving loans may only be used as specified in the Company’s approved budget (as discussed below) and the Company was required to pay a $150,000 “Second Forbearance Fee” associated with the loan, which fee was due and payable, in cash, upon the effectiveness of the Second Forbearance Agreement.

Default Interest Rate

Under the Second Forbearance Agreement, effective as of January 16, 2013, the applicable loans shall bear interest at a per annum rate equal to the Default Rate (as defined in the Loan Agreements). The portion of such interest accruing at five percent (5%) in excess of the rate otherwise applicable shall be due and payable in cash on the date on which the Second Forbearance Period expires or is otherwise terminated, and thereafter on demand.

Late Payments Fees

Under the Second Forbearance Agreement, in accordance with Section 3 of the Lease Agreement, if Lessees fail to make any payment of “Rent” on the applicable “Rent Payment Date” (as each term is defined in the Lease Agreement), a late payment fee equal to five percent (5%) of the amount of any such missed payment(s), shall accrue upon the applicable Rent Payment Date on which Lessees fail to make any payment. All late payment fees accrued in accordance with this provision shall be due and payable in cash on the date on which the Second Forbearance Period expires or is otherwise terminated, and thereafter on demand.

Budget Covenants

The Second Forbearance Agreement also requires the Company to comply with certain cash flow and budget forecast covenants. Specifically, the Company must deliver cash flow forecasts and reconciliations (and explanations of material variances) to Fifth Third on a weekly basis. Pursuant to these covenants (an extension of the requirement put in place by the September 28, 2012 amendment to the Loan Agreements, and by the Forbearance Agreement), the Company must also (i) generate cash receipts in an amount equal to at least ninety percent (90%) of the aggregate amount set forth in the weekly budget projections (with a reference period beginning on April 15, 2013), and (ii) make aggregate cash disbursements no greater than ten percent (10%) more than the amount set in the weekly budget projections (with a reference period beginning on April 15, 2013). Furthermore, any proceeds collected by the Company based on enumerated collateral (including proceeds from the equity raise described above), must only be used for the purposes specified in the Company’s provided budget.

Cash Management

The Second Forbearance Agreement also requires the Company to maintain all of their operating accounts with Fifth Third. The Company was required to establish, with Fifth Third, a “Concentration Account” into which funds in excess of $25,000 in other designated accounts would be swept on a daily basis, and out of which funds in excess of $100,000 would be applied on a daily basis to the outstanding balance on the Revolving Loan.

Outside Consultants

The Second Forbearance Agreement also requires the Company to continue to retain a specified consulting firm, who will monitor and report to Fifth Third on several aspects of the Company’s business and financial condition (an extension and reiteration of the requirement put in place by amendments of the Loan Agreements effective August 13, 2012 and September 28, 2012, and by the Forbearance Agreement).

Additional Commitments

The following additional commitments were also made by the Company in connection with the Second Forbearance Agreement:

The Company must pay (by the end of the Second Forbearance Period or its earlier termination) the full amount of $250,000 in prior amendment fees due and payable to Fifth Third, which fees were incurred and earned (but have not yet been paid) in connection with amendments to the Loan Agreements and the Lease Agreement on August 13, 2012 and September 28, 2012.

At all times when the Second Forbearance Agreement is active, the Company’s Chief Executive Officer and Chief Restructuring Officer shall be Kevin L. Reager (the Company’s current Chief Executive Officer and Chief Restructuring Officer), or such other person as may be agreed to by Fifth Third.

The Company is restricted, by the terms of the Second Forbearance Agreement from making or paying certain distributions or dividends, advances, loans, redemptions, prepayments, management fees, or other specified payments or set-asides.

Except as modified by the Second Forbearance Agreement, the terms of the Loan Agreements and the Lease Agreement (and each of the related equipment schedules), as amended, remain in full force and effect.

The foregoing description of the Second Forbearance Agreement, including all exhibits attached thereto, is qualified in its entirety by reference to the text of the Second Forbearance Agreement, a copy of which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013.

(See Form 8-K filing “Fifth Third Second Forbearance Agreement”, filed on April 26, 2013 for details on specific agreements and representations made by the Company relating to this agreement).

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

We lease ATMs and back office computer equipment under capital lease agreements that expire between 2013 and 2015. The average interest rate paid on these lease payments is approximately 9.6% per annum. As of March 31, 2013, $194,583 of capital lease obligations were included in the Company’s condensed consolidated balance sheet.

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

The effective tax rates for the three months ended March 31, 2013 and 2012 were 0.16% and 8.37%, respectively.  The effective tax rates for the three months ended March 31, 2013 differs from our expected tax rate for the period then-ended primarily due to the tax effects from the change in valuation allowance established for net deferred tax assets.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized.  The valuation allowance at March 31, 2013 is related to deferred tax assets arising from net operating loss carryforwards.  Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will not be able to realize the full benefit of the net operating loss carryforwards before they expire.

At December 31, 2012, the Company has net operating loss carryforwards remaining of approximately $23.8 million that may be offset against future taxable income through 2032.

Our continuing practice is to recognize interest and/or penalties related to uncertain income tax matters in income tax expense. However, the type of uncertain income tax matters involved would not forseeably subject the Company to interest and/or penalties.  As such, we had $0 (net of federal tax benefit) accrued for interest and $0 accrued for penalties at March 31, 2013.

There were no income tax audits during the three months ended March 31, 2013.  With limited exception, the Company’s federal and state tax returns are open for examination for the tax year ending 2010, and all subsequent years.

8.	CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ended March 31, 2013:

					Accumulated
			Additional		Other	Total		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Loss	Stock	Equity

Balances, December 31, 2012	22,738,885	$22,789	$23,739,111	$(21,186,437)	$(431,081)		$(246,859)	$1,897,523

Stock compensation expense	-	-	24,827	-	-	-	-	24,827

Other comprehensive income	-	-	-	-	103,567	103,567	-	103,567

Net loss	-	-	-	(12,110,611)	-	(12,110,611)	-	(12,110,611)
						(12,007,044)

Balances, March 31, 2013	22,738,885	$22,789	$23,763,938	$(33,297,048)	$(327,514)		$(246,859)	$(10,084,694)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of accumulated other comprehensive loss:

Total accumulated other comprehensive loss as of December 31, 2012	$(431,081)

Other comprehensive income:
Unrealized gain on cash flow hedges	103,567
Amounts reclassified from accumulated other comprehensive income	-
Total accumulated other comprehensive loss as of March 31, 2013	$(327,514)

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

		Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3

Assets:
	$-	$-	$-	$-

Liabilities:
Liabilities associated with interest rate swaps	$432,557	$-	$432,557	$-

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $432,557 as of March 31, 2013. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI"). Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. Prior to the quarter ending September 30, 2012, the Company only utilized fixed-for-floating interest rate swaps in which the underlying pricing terms agree in all material respects, including the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Due to the August 13, 2012 amendment entered into during the third quarter, as well as the Forbearance Agreement executed with Fifth Third, the derivative instrument relating to the Company’s equipment lease have been deemed completely ineffective from a cash flow hedging standpoint. As these agreements changed terms of the underlying notional amount, the terms of the hedge was modified resulting in fair value of the Company's cash flow hedge being moved from “OCI” on the Company’s balance sheet to interest expense on the Company’s income statement in relation to the Company's consolidated financial statements. The amount of this reclassifications was $144,215 (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances).

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

The following table summarizes our revenues, gross profit, SG&A, stock compensation expenses, depreciation and amortization, impairment of assets and long-lived assets, operating loss, net loss and Adjusted EBITDA by segment for the periods indicated below.

EBITDA (a non-GAAP measure) is defined as earnings before net interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA from operations before stock compensation expense, gain on sale of assets, and other non-operating expense.

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues:
ATM Services	$6,087,456	$7,229,068
DVD Services - The Exchange	926,290	1,067,232
Corporate Support	-	-
Consolidated revenues	$7,013,746	$8,296,300

Gross profit:
ATM Services	$1,517,501	$2,433,364
DVD Services - The Exchange	162,126	226,128
Corporate Support	-	-
Consolidated gross profit	$1,679,627	$2,659,492

SG&A:
ATM Services	$1,006,660	$1,061,579
DVD Services - The Exchange	125,014	185,006
Corporate Support	313,165	488,388
Consolidated SG&A	$1,444,839	$1,734,973

Stock compensation expense:
ATM Services	$-	$-
DVD Services - The Exchange	-	-
Corporate Support	24,827	17,195
Consolidated stock compensation expense	$24,827	$17,195

Depreciation & Amortization:
ATM Services	$580,361	$599,678
DVD Services - The Exchange	177,581	265,764
Corporate Support	76,321	76,587
Consolidated depreciation & amortization	$834,263	$942,029

Impairment of assets and long-lived assets:
ATM Services	$9,860,429	$-
DVD Services - The Exchange	997,726	-
Corporate Support	-	-
Consolidated impairment of assets and long-lived assets	$10,858,155	$-

Operating loss:
ATM Services	$(9,929,949)	$772,107
DVD Services - The Exchange	(1,138,195)	(224,642)
Corporate Support	(414,313)	(582,170)
Consolidated operating loss	$(11,482,457)	$(34,705)

Net loss:
ATM Services	$(9,957,097)	$742,332
DVD Services - The Exchange	(1,138,195)	(205,371)
Corporate Support	(1,015,319)	(828,269)
Consolidated net loss	$(12,110,611)	$(291,308)

Adjusted EBITDA:
ATM Services	$510,841	$1,371,785
DVD Services - The Exchange	37,112	41,122
Corporate Support	(313,165)	(488,388)
Consolidated Adjusted EBITDA	$234,788	$924,519

The following table summarizes total assets by segment for the periods indicated:

	March 31, 2013	December 31, 2012
Assets:
ATM Services	$8,169,343	$19,274,393
DVD Services	1,000,000	1,173,244
Consolidated assets	$9,169,343	$20,447,637

12.	DEBT RESTRUCTURING CHARGES

During the three-month period ended March 31, 2013, the Company incurred debt restructuring expenses of $97,868. These expenses include legal expenses, as well as fees for consultants the Company was required to hire as a condition of the Forbearance Agreement and The Second Forbearance Agreement entered into with Fifth Third.

13.	IMPAIRMENT OF LONG LIVED ASSETS

During the first quarter of fiscal 2013, the Company determined that additional sufficient indicators of potential impairment existed to require an impairment analysis for the DVD business. Based on the analyses, the Company recorded an impairment charge of $997,726 on its DVD kiosks.

Since June 30, 2012, the Company’s market capitalization had decreased significantly. According to accounting literature, a significant decline in market capitalization is a triggering event which requires impairment analysis on the assets of the business.

Additionally, since the third quarter of 2012, the Company has been operating under several forbearance agreements with its senior lender, Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement) due to the Company’s poor financial performance and negative cash flow. As such, during the first quarter of 2013, the Company determined that sufficient additional indicators of potential impairment existed to require a further impairment analysis for the ATM business.

The Company estimated the fair value of the assets in ATM business utilizing a combination of market multiple valuation metrics used in our industry, the present value of discounted cash flows, and analysis of most recent purchase offers by third-parties. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

Based on the Company’s analyses, the implied fair value of the ATM assets was lower than the carrying value of the ATM assets for the ATM business unit. As a result, the Company recorded an impairment charge of $9,860,429 during the first quarter of 2013.

14.	SUBSEQUENT EVENTS

On May 9, 2013, the Company, and certain affiliates of the Company, entered into a Third Forbearance Agreement and Amendment (the “Third Forbearance Agreement”) relating to several existing credit facilities with Fifth Third. The Third Forbearance Agreement (executed and delivered May 9, 2013, and effective as of May 7, 2013) relates to facilities entered into in connection with those Loan and Securities Agreements affected by the Forbearance Agreement and the Second Forbearance Agreement. (See Financial Footnote #4 “Senior Lenders’ Notes Payable” – (#9) and (#10)).

The Third Forbearance Agreement operates as a forbearance by Fifth Third of its rights against the Company with respect to several existing defaults by the Company under the Loan Agreements and the Lease Agreement, and is an extension of the Forbearance Agreement and the Second Forbearance Agreement. Specifically, Fifth Third agreed not to exercise certain rights in respect to the existing defaults for a period commencing on the effective date of the Third Forbearance Agreement and ending on the date which is the earliest of (i) May 21, 2013, (ii) at Fifth Third’s election, the occurrence or existence of any event of default, other than the existing defaults, or (iii) the occurrence of any Termination Event (as defined in the Forbearance Agreement) (the breadth of such time being the “Third Forbearance Period”).

The Third Forbearance Agreement also operates as an omnibus amendment to certain terms contained in the Loan Agreements and the Lease Agreement, in exchange for certain agreements and representations made by the Company. The descriptions below details the amendments contained in the Third Forbearance Agreement which differ from those amendments contained in the First Forbearance Agreement and the Second Forbearance Agreement. To the extent that the amendments contained in the Third Forbearance Agreement do not specifically supersede such amendments contained in the First Forbearance Agreement and the Second Forbearance agreement, such amendments in the First Forbearance Agreement and the Second Forbearance Agreement remain in full force and effect. (See Financial Footnote #4 “Senior Lenders’ Notes Payable” – (#9) and (#10)).

The Third Forbearance Agreement effects the following additional amendments to the Loan Agreements and Lease Agreement:

Budget Covenants

The Third Forbearance Agreement requires the Company to comply with certain cash flow and budget forecast covenants. Specifically, the Company must deliver cash flow forecasts and reconciliations (and explanations of material variances) to Fifth Third on a weekly basis. Pursuant to these covenants (an extension of the requirement put in place by the September 28, 2012 amendment to the Loan Agreements, by the First Forbearance Agreement and by the Second Forbearance Agreement), the Company must also (i) generate cash receipts in an amount equal to at least ninety percent (90%) of the aggregate amount set forth in the weekly budget projections (with a reference period beginning on May 6, 2013), and (ii) make aggregate cash disbursements no greater than ten percent (10%) more than the amount set in the weekly budget projections (with a reference period beginning on May 6, 2013). Furthermore, any proceeds collected by the Company based on enumerated collateral (including proceeds from the equity raise described above), must only be used for the purposes specified in the Company’s provided budget.

Financial Plan

On or before May 10, 2013, the Company, in consultation with its consultant (as designated by prior amendments), must deliver to Fifth Third, financial projections together with a business plan through June 30, 2014, which must be in form and substance acceptable to Fifth Third and include, without limitation, cash flow projections on not less than a monthly basis. The financial projections were presented to Fifth Third on May 10, 2013.

Additional Commitments

The following additional commitments were also made by the Company in connection with the Third Forbearance Agreement:

•          The Company must pay $40,807.44 in immediately available funds on account of accrued and unpaid interest (exclusive of interest accrued at the Default Margin (as defined in the Loan Agreements)) due and payable through May 7, 2013, pursuant to the Loan Agreements;

•          The Company must pay $38,379.81 in immediately available funds on account of accrued and unpaid interest due and payable through May 7, 2013, pursuant to the Lease Agreements; and

•          The Company must pay $27,085.33 in immediately available funds to reimburse Fifth Third for accrued professional fees.

Except as modified by the Third Forbearance Agreement, the terms of the Loan Agreements and the Lease Agreement (and each of the related equipment schedules), as amended, remain in full force and effect.

(See Form 8-K filing “Fifth Third Third Forbearance Agreement”, filed on May 10, 2013 for details on specific agreements and representations made by the Company relating to this agreement).

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

During March 2013, the Company informed The Exchange, its primary customer in the DVD business that the Company intends to sell its DVD business. In response to the Company’s request that The Exchange assign its contract when the appropriate time dictates. On March 26, 2013, the Company received notification from The Exchange that they are terminating its contract with the Company effective June 24, 2013. The Exchange contract accounts for nearly all of the Company’s revenue from its DVD business services.

Results of Operations

The following tables set forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated. Percentages may not add due to rounding.

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	100.0%	100.0%
Cost of revenues	76.1%	67.9%
Gross profit	23.9%	32.1%
Operating expenses
Depreciation expense	7.4%	7.4%
Amortization of intangible merchant contracts	4.5%	3.9%
Impairment of assets and long-lived assets	154.8%	0.0%
Selling, general and administrative	20.6%	20.9%
Stock compensation expense	0.4%	0.2%
Total operating expenses	187.7%	32.5%
Operating loss from operations before items shown below	(163.7)%	(0.4)%

Interest expense, net	(7.3)%	(3.1)%
Debt restructuring charges	(1.4)%	0.0%
Gain on sale of assets	0.0%	0.2%
Other non-operating expense, net	0.0%	0.0%
Income tax expense	(0.3)%	(0.3)%
Net loss	(172.7)%	(3.5)%
EBITDA (1)	(153.2)%	11.2%

(1) See “—EBITDA” sections in: “Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012”.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012:

Revenues

The Company reported total operating revenue from operations of $7,013,746 for the three-month period ended March 31, 2013 as compared to $8,296,300 for the three-month period ended March 31, 2012, a decrease of 15.5% year over year.

Revenue from our ATM services business decreased approximately 15.8% compared to the first quarter of 2012. We ended March 31, 2013 with 342 fewer ATMs than we ended with on March 31, 2012, and processed 10.6% fewer surcharge transactions in the first quarter of 2013 as compared to the first quarter of 2012. The decrease in surcharge transactions resulted in a decrease of approximately $590,000 of surcharge revenue year over year. A decrease in total transactions along with a decrease in interchange revenue paid to us by card networks occurring subsequent the first quarter of 2012 resulted in approximately $375,000 less interchange revenue year over year.

Revenue from our DVD services business decreased approximately $140,000 from the first quarter of 2012. This decrease was due to decreased rental activity year over year.

Cost of Revenues

Our total cost of revenues from operations decreased from $5,636,808 to $5,334,119 for the three-month period ended March 31, 2012 to the three-month period ended March 31, 2013. The decrease was the result of approximately $225,000 of decreased cost of revenues related to our ATM business, and approximately $77,000 of decreased cost of revenues related to our DVD business. Cost of revenues in our ATM services business decreased mostly due to decreased revenues, partially offset by increased commission share resulting from renewals of new customer contracts. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue along with lower DVD title amortization stemming from lower trailing twelve month purchasing volumes.

The principal components of cost of revenues in the ATM services business are retailer, merchant and distributor commissions (or revenue share), cost of cash, cash replenishment, ATM vault cash insurance, field maintenance, transaction processing charges, telecommunication costs and equipment costs on related equipment sales. The $225,000 decrease was mainly due to decreased revenues partially off-set by increased commissions (or revenue share) as a result of new terms in certain customer renewal agreements.

The principal components of cost of revenues in the DVD services business are retailer and merchant commissions (or revenue share), amortization of our DVD library, DVD replenishment, field maintenance, credit card processing charges and telecommunication costs. The decrease in cost of revenues from our DVD services business was a function of decreased DVD rental revenue along with lower DVD title amortization stemming from lower trailing twelve month purchasing volumes.

Gross Profit

Gross profit from operations as a percentage of revenue for the three-month periods ended March 31, 2013 and 2012 were approximately 23.9% or $1,679,627, and approximately 32.1%, or $2,659,492, respectively. The decreased gross profit for the first quarter of 2013 versus the same period in 2012 was mainly attributable to the margin compression for the ATM services business and the decreased rental revenue from DVD services discussed above.

Gross profit percentage in the ATM services business for the first quarter of 2013 was 24.9%, which is lower than the 33.7% gross profit for the same period in 2012. The decrease in gross profit percentage for the ATM services business was attributable to the margin compression discussed above.

Gross profit percentage in the DVD services business for the first quarter of 2013 was 17.5%, which is lower than the 21.2% gross profit for the same period in 2012. The decrease in gross profit percentage for the DVD services business was mainly attributable to fixed cost of revenues absorbed by decreased revenues for the period.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2013 and 2012 were $13,162,084 and $2,694,197 respectively. The principal components of operating expenses are general and administrative expenses such as professional and legal fees, administrative salaries and benefits, consulting and audit fees, occupancy costs, sales and marketing expenses and administrative expenses. Operating expenses also include depreciation, amortization of intangible merchant contracts, impairment of assets and long lived assets and stock compensation expenses.

To aid in the understanding of our discussion and analysis of our operating expenses, the following table summarizes the amount and percentage change in the amounts from the previous year for certain operating expense line items:

	For the Three Months Ended		2013 to 2012	2013 to 2012
	March 31, 2013	March 31, 2012	$ Change	% Change

Depreciation expense	$518,230	$615,185	$(96,955)	(15.8)%
Amortization of intangible merchant contracts	316,033	326,844	(10,811)	(3.3)%
Impairment of assets and long-lived assets	10,858,155	-	10,858,155	100.0%
Selling, general and administrative	1,444,839	1,734,973	(290,134)	(16.7)%
Stock compensation expense	24,827	17,195	7,632	44.4%
Total operating expenses	$13,162,084	$2,694,197	$10,467,887	388.5%

See explanation of operating expenses below:

Depreciation Expense

Depreciation expense from operations decreased for the three-month period ended March 31, 2013 to $518,230 from $615,185 for the same period in 2012. This decrease in depreciation expense was mainly due to an impairment of Company owned DVD kiosks in the fourth quarter of 2012. (See Financial Statement Footnote #23 "Impairment of Long-Lived Assets" included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more on this Impairment).

Amortization of Intangible Merchant Contracts

Amortization of intangible merchant contracts from operations decreased for the three-month period ended March 31, 2013 to $316,033 from $326,844 for the same period in 2012. The decrease was attributable to previously capitalized merchant contract costs becoming fully amortized during the fourth quarter of 2012 and during the first quarter of 2013.

Impairment of Assets and Long-lived Assets

During the first quarter of fiscal 2013, the Company determined that additional sufficient indicators of potential impairment existed to require an impairment analysis for the DVD business. Based on the analyses, the Company recorded an impairment charge of $997,726 on its DVD kiosks.

Since June 30, 2012, the Company’s market capitalization had decreased significantly. According to accounting literature, a significant decline in market capitalization is a triggering event which requires impairment analysis on the assets of the business.

Additionally, since the third quarter of 2012, the Company has been operating under several forbearance agreements with its senior lender, Fifth Third Bank (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the agreement) due to the Company’s poor financial performance and negative cash flow. As such, during the first quarter of 2013, the Company determined that sufficient additional indicators of potential impairment existed to require a further impairment analysis for the ATM business.

The Company estimated the fair value of the assets in ATM business utilizing a combination of market multiple valuation metrics used in our industry, the present value of discounted cash flows, and analysis of most recent purchase offers by third-parties. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable companies with similar operating and investment characteristics as the reporting unit.

Based on the Company’s analyses, the implied fair value of the ATM assets was lower than the carrying value of the ATM assets for the ATM business unit. As a result, the Company recorded an impairment charge of $9,860,429 during the first quarter of 2013.

Selling, General and Administrative (“SG&A”) Expenses

Our total SG&A expenses from operations decreased to $1,444,839, or 20.6% of revenue for the three-month period ended March 31, 2013 from $1,734,973 or 20.9% of revenue for the three-month period ended March 31, 2012. The decrease in SG&A expenses was mainly due to approximately $210,000 of decreased headcount, salary related, and director’s fees expense, as well as another $80,000 reduction in other miscellaneous SG&A expenses

Stock Compensation Expense

For the three months ended March 31, 2013, we recorded stock compensation expense of $24,827, mainly relating to executive and director stock option grants during fiscal years 2007 through 2012. For the three months ended March 31, 2012, we recorded stock compensation expense of $17,195.

Interest Expense, Net

Interest expense, net, increased for the three-month period ended March 31, 2013 to $511,286 from $254,596 for the three-month period ended March 31, 2012. The increase was mainly due to default interest, late payment interest and payment in kind interest accrued in the first quarter of 2013, in association with the Forbearance Agreement and the Second Forbearance Agreement entered into with Fifth Third, along with increased debt balances year over year. (See Financial Footnote #4 “Senior Lenders’ Notes Payable” regarding the details of the debt balances).

Debt Restructuring Charges

During the three-month period ended March 31, 2013, the Company incurred debt restructuring expenses of $97,868. These expenses include legal expenses, as well as fees for consultants the company was required to hire as a condition of the bank forbearance agreements.

Gain on Sale of Assets

During the three-month period ended March 31, 2012, the Company recorded a gain on the sale of assets of $20,493.

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

The following table sets forth a reconciliation of net loss to EBITDA from operations for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(12,110,611)	$(291,308)
Income tax expense	19,000	22,500
Interest expense, net	511,286	254,596
Depreciation expense	518,230	615,185
Amortization of intangible merchant contracts	316,033	326,844
EBITDA from operations	$(10,746,062)	$927,817

Our EBITDA from operations decreased to ($10,746,062) for the first quarter of fiscal 2013 from $927,817 for the first quarter of fiscal 2012. The decrease was primarily due to margin compression in the ATM business stemming from increased commissions paid to our customers, reduction in interchange paid by card networks occurring subsequent to the first quarter of 2012 and lower machine count year over year. Additionally, we recorded impairment of assets charges of $9,860,249 relating to our ATM business and $997,726 relating to our DVD business.

The following table sets forth a reconciliation of net loss to EBITDA from operations before impairment of assets and long-lived assets, debt restructuring charges, stock compensation expense, and (gain) loss on sale of assets (“Adjusted EBITDA”) for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net loss	$(12,110,611)	$(291,308)
Income tax expense	19,000	22,500
Interest expense, net	511,286	254,596
Depreciation expense	518,230	615,185
Amortization of intangible merchant contracts	316,033	326,844
Impairment of assets and long-lived assets	10,858,155	-
Debt restructuring charges	97,868	-
Stock compensation expense	24,827	17,195
Gain on sale of assets	-	(20,493)
Adjusted EBITDA from operations	$234,788	$924,519

Our Adjusted EBITDA decreased to $234,788 for the first quarter of fiscal 2013 from $924,519 for the first quarter of fiscal 2012. Adjusted EBITDA as a percentage of revenues decreased to 3.3% for the first quarter of fiscal 2013 from 11.1% for the first quarter of fiscal 2012. The decrease was primarily due to margin compression in the ATM business stemming from increased commissions paid to our customers, reduction in interchange paid by card networks occurring subsequent to the first quarter of 2012 and lower machine count year over year.

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

Liquidity and Capital Resources

Financial Condition

	For the Three Months Ended		2013 to 2012	2013 to 2012
	March 31, 2013	March 31, 2012	$ Change	% Change

Net cash provided by (used in) operating activities	$(211,368)	$1,261,356	$(1,472,724)	(116.8)%
Net cash used in investing activities	(55,787)	(1,799,947)	1,744,160	96.9%
Net cash provided by (used in) financing activities	580,285	302,451	277,834	91.9%
Increase (decrease) in cash	$313,130	$(236,140)	$549,270

Operating Activities

During the first three months of 2013 net cash used in operating activities amounted to $211,368. Net cash provided by operating activities amounted to $1,261,356 during the first three months of 2012. This decrease was primarily the result of lower margin contributed by the ATM business.

Investing Activities

Net cash used in investing activities from operations for the first three months of 2013 was $55,787. This compares to net cash used in investing activities of $1,799,947 for the three-month period ended March 31, 2012. The decrease in cash used in investing activities year over year was mainly due to a decrease of cash paid for acquisitions of $1,000,000 from the first three months of 2012 compared to the first three months of 2013.

Financing Activities

Net cash provided by financing activities was $580,285 during the first three months of 2013. This was due to $700,000 of new borrowings offset by net pay down of capital leases. See Financial Footnote #4 “Senior Lenders’ Notes Payable” for more detail on these new borrowings. This compared to funds provided by financing activities of $302,451 for the same period in fiscal 2012.

Working Capital

As of March 31, 2013, the Company had current assets of $2,128,431 and current liabilities of $19,207,013, which results in negative working capital of $17,078,582. This compares to a working capital deficit of $16,340,167 that existed at December 31, 2012.

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

The accompanying condensed consolidated statements do not include any adjustments that might result should the Company be unable to continue as a going concern. The Company’s intent is to follow the terms and conditions stated in the Forbearance Agreement, the Second Forbearance Agreement (See Financial Footnote #4 “Senior Lenders’ Notes Payable”)) and the Third Forbearance Agreement (See Financial Footnote #14 “Subsequent Events”) entered into with Fifth Third Bank.

Significant Changes in Balance Sheet Accounts

As of March 31, 2013, cash and cash equivalents increased $313,130 to $419,348 from the December 31, 2012 balance of $106,218. The increase was primarily due to increased revolving drawdown on the $1.5 million revolving facility.

As of March 31, 2013, inventory, net decreased $453,385 to $707,090 from the December 31, 2012 balance of $1,160,475. The majority of the decrease was the result of impairment charges of $241,047 recorded on the Company’s DVD kiosks stored in the Company’s warehouse.

As of March 31, 2013, fixed assets, net decreased $999,872 to $6,868,072 from the December 31, 2012 balance of $7,867,944. The majority of the decrease was the result of impairment charges of $756,659 recorded on the Company’s DVD kiosks.

Additional Funding Sources

The Company does not use its own funds for vault cash, but rather relies upon third party sources. The Company, in general, rents the vault cash from financial institutions and pays a negotiated interest rate for the use of the money. The vault cash is never in the possession of, controlled or directed by the Company, but, rather, cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the owner of the vault cash on the next business day. Both Nationwide and its customers (the merchants) sign a document stating that the vault cash belongs to the financial institution and that neither party has any legal rights to the funds. The required vault cash is obtained under the following arrangements:

•	Wilmington Savings Fund Society (“WSFS”). Beginning in September 2004, the Company began an arrangement with Wilmington Savings Fund Society allowing us to obtain up to $20,000,000 in vault cash. The WSFS contract may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. The contract currently in place with WSFS expires on October 31, 2012, with a one year automatic renewal period unless one party gives 60 days’ notice of their intention not to renew. As of March 31, 2013, the Company had 237 ATMs funded by WSFS with a vault cash outstanding balance of approximately $10,552,000 in connection with this arrangement.

•	Elan. On September 1, 2011, we entered into an amendment to our Cash Provisioning Agreement (through our sub-agreements with vault cash carriers) with Élan allowing us to obtain up to $100,000,000 in vault cash. The Élan contract may be terminated by Élan at any time upon breach by us and upon the occurrence of certain other events. As of March 31, 2013, the Company had 1,756 ATMs funded by Élan with a vault cash outstanding balance of approximately $45,124,908.

•	Various Branded Cash Partners. Nationwide has partnered with numerous banks and credit unions to market specific Nationwide ATMs to the cardholders of these institutions. We add signage and marketing material to the ATM so that the ATM is easily identified as being associated with the bank or credit union, and the cardholders of these institutions receive surcharge free transactions at the designated ATMs. This provides the bank or credit union additional marketing power and another point of access to funds for their cardholders. In return for this benefit, the bank or credit union, provides and manages the vault cash in the specified ATM(s), as well as provides and pays for cash replenishment and first line maintenance. The advantage to Nationwide is that this reduces the costs associated with vault cash, cash replenishment and first line maintenance by approximately 50%. Another advantage is that with a branded ATM, transaction volumes traditionally increase more than at non-branded ATMs. As of March 31, 2013, the Company had 41 branded financial partners, which funded 310 ATMs.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information regarding legal proceedings is contained in Financial Footnote #6 (“Litigation and Claims”) to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. Risk Factors.

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Interim Chief Financial Officer and Interim Chief Accounting Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Interim Chief Financial Officer and Interim Chief Accounting Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as of May 15, 2013, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL AXCESS CORP

By: /s/ Kevin L. Reager
Kevin L. Reager
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May, 2013.

Signature	Title

/S/Kevin L. Reager	Chief Executive Officer
Kevin L. Reager	(principal executive officer)

/S/ Michael J. Loiacono	Interim Chief Financial Officer and Interim Chief Accounting Officer
Michael J. Loiacono	(interim principal financial officer and interim principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation - Restated and Amended May 30, 2001 (Incorporated by reference to Form 10KSB, filed with the SEC on March 31, 2003).

3.2	By-Laws of Global Axcess Corp - As Amended and Restated (Incorporated by reference to Form 8-K, filed with the SEC on April 6, 2010).

3.3	Amendment to the Articles of Incorporation (Incorporated by reference to Form 10-K/A, filed with the SEC on January 28, 2011).

31.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Interim Chief Financial Officer and Interim Chief Accounting Officer of Global Axcess Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Interim Chief Financial Officer and Interim Chief Accounting Officer of Global Axcess Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*^

101.SCH	XBRL Taxonomy Extension Schema Document.*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*^

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

